Form 10-Q
period 1995-10-31
ZILA INC
filed 1995-12-15
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

---
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarterly period ended October 31, 1995 or
                               ----------------

---
     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -------------------

Commission file number 0-17521
                       -----------------------------------------------------

                                   ZILA, INC.
----------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

               Delaware                             No. 86-0619668
--------------------------------------   ------------------------------------
(State of Other Jurisdiction             (IRS Employer Identification number)
corporation or organization)

5227 North 7th Street, Phoenix, Arizona                               85014
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (602) 266-6700
                                                   ---------------------------
(former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes X  No.
           ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     -------------------------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The number of shares of the Company's common stock outstanding at October 13, 1995 was 24,481,913 shares.
----------------     ----------

                                                                     Exhibit 16
                                                                            ---
                                                                 Total pages 19
                                                                            ---

                               TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed consolidated balance sheets as of October 31, 1995
          and July 31, 1995                                                    3

          Condensed consolidated statements of operations for quarters
          ended October 31, 1995 and 1994                                      4

          Condensed consolidated statements of cash flows for quarters
          ended October 31, 1995 and 1994                                      5

          Notes to condensed consolidated financial statements                 6-8

 Item 2.  Management's discussion and analysis of financial condition
          and results of operations                                            10-14

PART II.  OTHER INFORMATION

 Item 1.  Legal proceedings                                                    15

 Item 5.  Other information                                                    16

 Item 6.  Exhibits and reports on Form 8-K                                     16

          SIGNATURES                                                           17


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                OCTOBER 31,           JULY 31,
                                                                   1995                 1995
                                                                -----------           --------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $   444,558           $   459,014
 Securities available-for-sale                                      716,608               694,719
 Trade accounts receivable, less allowance for
  doubtful accounts of $20,000                                      780,294               839,307
 Inventories                                                        267,839               203,647
 Prepaid expenses and other assets                                  246,540               249,294
 Related party receivables                                           38,729                38,331
                                                                -----------           -----------
    Total current assets                                          2,494,568             2,484,312
                                                                -----------           -----------
PROPERTY AND EQUIPMENT -- Net                                       804,403               739,701
DEFERRED PATENT AND LICENSING COSTS -- Net                          961,919               955,727
                                                                -----------           -----------
TOTAL                                                           $ 4,260,890           $ 4,179,740
                                                                ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                                          $     6,162           $    24,062
 Accounts payable                                                   381,854               412,137
 Accrued royalties                                                   34,243                49,062
 Other accrued expenses                                              98,456                85,719
 Deferred revenue                                                    48,675                63,000
 Current portion of long-term debt                                   11,337                 9,795
                                                                -----------           -----------
    Total current liabilities                                       580,727               643,775

LONG-TERM DEBT                                                      408,993               412,502
                                                                -----------           -----------
    Total liabilities                                               989,720             1,056,277
                                                                -----------           -----------
SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value -- authorized
  2,500,000 shares; none issued
 Common stock, $.001 par value -- authorized,
  50,000,000 shares; issued 24,481,913 shares
  (October 31, 1995) and 24,355,462 shares (July 31, 1995)           24,482                24,355
 Capital in excess of par value                                  12,913,551            12,759,350
 Unrealized loss on securities available-for-sale                   (17,207)              (27,961)
 Deficit                                                         (9,649,231)           (9,631,856)
                                                                -----------           -----------
                                                                  3,271,595             3,123,888
Less 42,546 common shares held by wholly-owned
  subsidiary (at cost)                                                 (425)                 (425)
                                                                -----------           -----------
    Total shareholder's equity                                    3,271,170             3,123,463
                                                                -----------           -----------
TOTAL                                                           $ 4,260,890           $ 4,179,740
                                                                ===========           ===========


See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
QUARTERS ENDED OCTOBER 31, 1995 AND 1994

------------------------------------------------------------------------------
                                                     1995            1994
                                                 -----------     -----------

REVENUES
  Net sales                                       $ 1,511,978      $ 1,369,032
  Licensing fees and royalty revenue                   29,325           16,251
                                                  -----------      -----------
                                                  $ 1,541,303      $ 1,385,283
                                                  -----------      -----------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                               220,803          200,528
  Selling, general and administrative               1,342,092        1,274,315
                                                  -----------      -----------
                                                    1,562,895        1,474,843
                                                  -----------      -----------

LOSS FROM OPERATIONS                                  (21,592)         (89,560)
                                                  -----------      -----------

OTHER INCOME (EXPENSES):
  Interest income                                      17,317           13,467
  Interest expense                                    (13,427)         (21,447)
  Realized gain (loss) on short-term investments          325             (424)
                                                  -----------      -----------
                                                        4,215           (8,404)
                                                  -----------      -----------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                   (17,377)         (97,964)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      0           29,945
                                                  -----------      -----------
NET LOSS                                          $   (17,377)     $   (68,019)
                                                  ===========      ===========

NET LOSS PER COMMON SHARE                         $         0      $         0
                                                  ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                                      24,404,842       24,044,357
                                                  ===========      ===========


See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED OCTOBER 31, 1995 AND 1994

-----------------------------------------------------------------------------------------
                                                                     1995        1994
                                                                 -----------  -----------
OPERATING ACTIVITIES:
  Net loss                                                       $  (17,377)  $  (68,019)
  Cumulative effect of accounting change                                         (29,945)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    47,866       38,409
    Realized (gain) loss on sale of investments                        (325)         424
    Change in assets and liabilities:
      Trade accounts receivable                                      59,013      154,551
      Investment interest receivable                                 (1,958)      (6,219)
      Inventories                                                   (64,192)      60,590
      Prepaid expenses and other assets                               2,754       13,263
      Accounts payable, accrued expenses and
        deferred revenue                                            (46,690)      17,234
                                                                 -----------  -----------

          Net cash (used in) provided by operating activities       (20,909)     180,288

INVESTING ACTIVITIES:
  Purchases of short-term investments                               (17,046)    (163,267)
  Proceeds from sale of short-term investments                        7,400      203,003
  Purchases of property and equipment                               (93,742)     (35,843)
  Patents and licensing costs incurred                              (25,018)    (100,697)
  Funding of related party receivables                                  398       (2,946)
  Collections of related party receivables                                        13,605
                                                                 -----------  -----------
          Net cash used in investing activities                    (128,008)     (86,145)

FINANCING ACTIVITIES:
  Principal payments on short-term borrowings                       (17,900)    (250,000)
  Net proceeds from borrowings collateralized by securities                      292,233
  Net proceeds from issuance of common stock                        154,328       89,112
  Principal payments on long-term debt                               (1,967)      (1,993)
                                                                 -----------  -----------
          Net cash provided by financing activities                 134,461      129,352
                                                                 -----------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                       (14,456)     223,495
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        495,014       37,240
                                                                 -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  444,558   $  260,735
                                                                 ===========  ===========
CASH PAID FOR INTEREST                                           $   13,427   $   21,447
                                                                 ===========  ===========

See notes to condensed consolidated financial statements.

                          ZILA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management of Zila, Inc. and subsidiaries (the "Company"), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. Certain prior year balances have been reclassified to conform with the current year presentation.

2. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect for any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters ended October 31, 1995 and 1994, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.

3. On August 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available-for-sale, held to maturity or trading. All the Company's investments are classified as available-for-sale.

    Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates are classified as securities available-for-sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of shareholders' equity, with no effect on current results of operations. The change in the unrealized loss on securities available-for-sale for the quarter ended October 31, 1995 is as follows:

     Unrealized loss on securities available-for-sale at July 31, 1995      $(27,961)
     Net decrease in unrealized loss, due principally to decreases in
     interest rates                                                           10,754
                                                                            --------

     Unrealized loss on securities available-for-sale at October 31, 1995   $(17,207)
                                                                            ========

A summary of securities available-for-sale at October 30, 1995 is as follows:

                                                     Gross          Gross
                                    Amortized     Unrealized     Unrealized         Fair
                                       Cost          Gains         Losses          Value
                                    ---------     ----------     ----------      --------
        Mutual funds                 $320,255                      $ 9,650       $310,605
        Corporate debt securities     111,186                        1,370        109,816
        U. S. Government agencies     302,374                        6,187        296,187
                                     --------      --------        -------       --------
                                     $733,815                      $17,207       $716,608
                                     ========      ========        =======       ========

        Maturities of securities at October 31, 1995 are as follows:

                                     Amortized         Fair
                                        Cost          Value
                                     ---------      --------
        Due in: 1995-1998             $567,314      $551,054
                1999-2003              141,501       140,991
                2004 and later          25,000        24,563
                                      --------      --------
                                      $733,815      $716,608
                                      ========      ========

4.      Inventories consist of the following:

                                     October 31     July 31
                                        1995          1995
                                     ---------      --------
        Finished goods                $108,556      $ 91,690
        Empty tubes and packaging
          materials                    159,283       111,957
                                      --------      --------
                                      $267,839      $203,647
                                      ========      ========

5. The Company adopted SFAS No. 109 "Accounting for Income Taxes", effective August 1, 1993. There was no cumulative effect on the Company's financial statements adopting SFAS No. 109.

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of October 31, 1995 and July 31, 1995 are as follows:

                                             October 31,        July 31,
                                                1995              1995
                                             -----------        --------
Deferred tax assets:
Operating loss carryforwards                  $ 5,103,000      $ 5,096,000
Other                                              15,000           15,000
                                              -----------      -----------
                                                5,118,000        5,111,000
Valuation allowance                            (5,118,000)      (5,111,000)
                                              -----------      -----------
Net deferred tax asset                             0                0
                                              ===========      ===========


        As a result of applying SFAS No. 109, previously unrecorded deferred tax benefits from operating loss carryforwards incurred by the Company were recognized at August 1, 1993 as part of the cumulative effect of adopting the Statement. Also recognized at that date was a valuation allowance for the same amount. Approximately $1,530,000 of the deferred tax asset relates to deductions generated by the exercise of stock options, which upon realization will result in an increase in capital in excess of par value.

6 The Company has a $250,000 revolving bank line of credit which expires in April 1996 and which is collateralized by trade accounts receivable, inventories and rights to payment. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent (1.75%). At July 31, 1995, and October 31, 1995, the Company had no short-term borrowings against this line of credit. Included in short-term borrowings at July 31, 1995 and October 31, 1995, is $24,062 and $6,162, respectively, for installments due on the Company's product liability insurance.

7 The Company has obtained a commitment from Bank One, Arizona (the "Bank") to refinance the Company's mortgage on the building at 5227 North Seventh Street, Phoenix, Arizona which matures April 1, 1996. The terms of the commitment, which expires November 1, 1996, include interest to be payable monthly on the unpaid balance at the Bank's prime rate plus four and three quarters percent (4.75%) fixed at the date of closing.

8 On April 13, 1994, the Company filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-CAM. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "158 Patent"), which covers the Company's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to the Company's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Pretrial discovery procedures have been completed. The parties are preparing for trial, which has not yet been scheduled.

On July 14, 1995, the Company filed a declaratory judgment action in federal district court in Phoenix, Arizona, titled Zila, Inc. v. CTM Associates, Inc. (the "CTM Action"), CV No. 95-1441-PHX-PGR. In written and oral communications to the Company, CTM Associates, Inc. ("CTM") has asserted the position that the Company was not authorized to enter into a License Agreement with Block Drug Company, Inc. ("Block") for marketing of OraScan in Europe without CTM's prior consent; and that the License Agreement with Block is invalid. The Company does not believe that CTM's position has any legal merit. Accordingly, the Company filed the CTM action requesting that the court enter judgment in the Company's favor to the effect that no consent of CTM was required to enter into the License Agreement with Block, and that the Company's not obtaining CTM's prior consent has no effect on the validity of the License Agreement. The Company also asked for declaratory judgment that Zila is the absolute owner of the OraScan patents and technology assigned by CTM pursuant to the unambiguous terms of the 1991 Assignment and Royalty Agreement between the Company and CTM, rather than a licensee of such patents and technology as has been asserted by CTM. The Company has filed a motion for summary judgment with respect to these issues. CTM has filed an answer denying the allegations of the Company's complaint, has counter claimed for declaratory relief regarding the Company's claims and has filed a response opposing the Company's motion for summary judgment. A hearing on the Company's motion is currently scheduled for February 12, 1996. If the Company were ultimately unsuccessful in obtaining the requested declaratory judgment, such a result could possibly have a significant adverse effect on the Company's OraScan marketing efforts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                          ZILA, INC. AND SUBSIDIARIES

Results of Operations:
----------------------

        For the quarter ended October 31, 1995, the Company had a net loss of $17,377 compared to a net loss of $68,019 for the quarter ended October 31, 1994. Net sales during the first quarter of the current fiscal year totaled $1,511,978 compared to net sales of $1,369,032 during the first quarter of the prior fiscal year, a 10.4% increase. This increase was primarily as a result of sales of new products that were first introduced after the end of the first quarter of fiscal year 1995.

        In the first quarter ended October 31, 1995, cost of sales increased 10.1% to $220,803 from $200,528 for the same period last year primarily as a result of increased net sales. The percentage of cost of sales to net sales remained at 14.6% for the quarters ended October 31, 1995 and 1994. The Company has continued to control product costs through volume price breaks and competitive purchases of packaging and other components.

        Selling, general and administrative expenses increased $67,777 from $1,274,315 for the first quarter of fiscal year 1995 to $1,342,092 for the same period in fiscal year 1996. Sales commissions, royalties, product liability insurance and freight charges decreased by $23,900 during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 mainly due to a decrease in commission rates and lower freight costs. Marketing and sales expense decreased approximately $7,637 for the quarter ended October 31, 1995, as compared to the similar period of the prior fiscal year. These decreases were primarily the result of decreased sales promotion.

        Administrative expenses increased $26,172 during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Such increases were primarily a result of travel and licensing expenses. During the first quarter of fiscal year 1996, approximately $113,000 in expenses were reimbursed by an unrelated company as a result of preliminary negotiation of a license agreement with the unrelated company. Internal funding of product development increased by $73,142 during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Such increases were primarily due to the funding of OraScan research, start-up manufacturing costs and staffing and legal expenses arising out of the Company's efforts to prevent infringements of the Zilactin patents (See "Part II--Other Information Item 1--Legal Proceedings").

        Interest income during the first quarter of fiscal year 1996 increased $3,850 from $13,467 in the first quarter of fiscal year 1996 to $17,317 during the same period in fiscal 1996. The increase was due to stronger performance from the Company's investments during the first quarter of fiscal year 1996 as compared to the same period of the previous fiscal year. Interest expense decreased from $21,447 in the first quarter of the 1995 fiscal year to $13,427 in the first quarter of 1996. The decrease was attributable to lower debt obligations during the first quarter of fiscal year 1996 as compared to fiscal year 1995.

        Licensing fees and royalty revenues were $29,325 for the quarter ended October 31, 1995 compared to $16,251 for the quarter ended October 31, 1994. Licensing expenses for such quarters were $19,263 and $813, respectively. The increased expenses were primarily attributable to expenses incurred in connection with the negotiation of an agreement with Stafford-Miller, a subsidiary of Block Drug Company Inc., to market OraScan in the United Kingdom.

OUTLOOK

        The Company uses three strategies to market its product line. The primary focus has been on educating health professionals on the uniqueness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical and dental conventions. The Company believes that its product line is unsurpassed in terms of efficacy; accordingly, impartial clinical studies regarding the efficacy of the Company's products are sent by the Company to dentists, pharmacists and physicians. The second strategy is to participate in retailer driven activities designed to make the Company's retail products available at more outlets and offer value to consumers at the store level. The third strategy is to build consumer awareness of the Company's products through focused efforts such as targeted advertising.

        During the first quarter of fiscal year 1996, the Company participated in nine meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives interact with, and distribute information to thousands of interested health professionals. The Company believes that these types of marketing efforts combined with a superior product are the reason that Zilactin is the number one product recommended by pharmacists for treating canker sores and cold sores according to three independently conducted pharmacist research studies.

        Interest in the Company's products by health professionals continues to grow. Sales of sample dispensers to dentists and physicians through the first quarter of fiscal year 1996 are up approximately 29% in dollars and 26% in units as compared to the same period of the prior fiscal year. The distribution of the Company's new patient information pamphlet on mouth sores, which features Zilactin, has grown into an excellent tool for health professionals to educate their patients. Response has been strong as evidenced by requests for the pamphlets for placement in the doctor's offices. Over 100,000 pamphlets have been distributed to dental offices via medical conventions and doctors calling the Company to request pamphlets. Additionally, over 30,000 pamphlets have been distributed to pharmacists. The Company believes that the distribution of the brochure increases the recognition of Zila products by the consumer and that such increased recognition will have a positive effect on the sale of the Company's products.

        1996 dollar sales for the Company's products were up 10% in the first quarter of the current fiscal year over the first quarter of the 1995 fiscal year. Most of the gains came from Zilactin-B and Zilactin. Zilactin-L dollar sales were up 35% in the quarter against a strong year ago performance. The Company's newest nationally distributed product, Zilactin-B sales were actually higher than Zilactin-L by 41%. The Company attributed these sales to some pipe line sales and the popularity of benzocaine for the market segment preferring a topical anesthetic. Zilactin-B has distribution in all major drug wholesalers and approximately 50% of chain drug outlets.

        In the fourth quarter of the 1995 fiscal year, the Company began testing a lip balm in the Arizona market. The product, called Zilactin-Lip, is positioned to be a premium priced, effective alternative to the existing lip balms. Zilactin-Lip prevents sun blisters, treats cold sores and treats dry, chapped lips. Most other products perform only one or two of such applications. Based on results to date, Zilactin-Lip is being expanded into additional markets.

        At the national American Dental Association meeting in October 1995, the Company introduced Quik Floss, a unique dental flosser. The Company believes that Quik Floss is the only clinically proven dental flosser on the market. The patented Y-shape allows for one-handed flossing and provides superior access to even the toughest spots, like back teeth. The Company will be the only distributor for Quik Floss in the United States.

        OraScan, which the Company believes to be the world's first oral cancer diagnostic, was introduced in Canada during the third quarter of fiscal year 1993. Canada has turned out to be an excellent test market for OraScan by providing the Company with valuable experience in the areas of insurance coverage, training, sales strategy, advertising, public relations, marketing and dentist perspectives. The Company believes that such experiences will assist OraScan's introduction in Europe, the United States and elsewhere.

        OraScan received regulatory approval in the United Kingdom by the Medicines Control Agency ("MCA") during the third quarter of fiscal year 1995. The MCA is the UK counterpart of the United States FDA. With this approval, OraScan can be marketed in the UK and the Company has started the approval process for OraScan throughout the European Union ("EU"). Prior to the UK approval Orascan could be marketed in Canada and Australia.

        The Company has already made arrangements for the production of OraScan for the United States domestic market once FDA approval is received. A domestic source for the basic raw material, toluidine blue, has been located and qualified and the manufacturer is in the process of scaling up the procedure to production size batches. They will produce toluidine blue exclusively for the Company and have prepared and filed Drug Manufacturing File ("DMF") with the FDA. The Company has also established a local manufacturing facility for the manufacture of toluidine blue. All other components necessary for the production of OraScan have been designed and sourced.

LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 1995, the Company had net working capital of $1,840,537 and a current ratio of 3.9 to 1. At October 31, 1995, the Company had net working capital of $1,913,841 and a current ratio of 4.3 to 1.

        Accounts receivable at October 31, 1995 were $780,294 on quarterly net sales of $1,511,978 as compared to receivables of $839,307 at July 31, 1995 on quarterly net sales of $1,334,493. Receivable as a percentage of quarterly net sales were 51.6% at October 31, 1995 compared to 62.8% at July 31, 1995. This decrease is primarily due to a decrease in licensing fee receivables of $100,000 at October 31, 1995. There continues to be an emphasis on strong credit management.

        At October 31, 1995, the Company had inventories of $267,839, an increase of $64,192 from inventories at July 31, 1995. The increase is primarily the requirement of a build up of components and finished goods for new products. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

        As of October 31, 1995, the Company had no material commitments for capital expenditures; however, the Company will continue to seek FDA approval of OraScan, and in connection therewith the Company believes that approximately $200,000 of additional capital may be necessary in order to receive such approval. Other than the funds necessary for FDA approval of the OraScan product, the Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity.

        On January 4, 1991, the Company purchased a 16,000 quare foot building located at 5227 North Seventh Street, Phoenix Arizona 85014-2800. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. Such loan bears interest at 11.75%, and is due in monthly installments of $4,877, including interest, through March 1996 with a balloon payment April 1, 1996. The Company has obtained a commitment from Bank One, Arizona to refinance the Company's mortgage note at maturity.

        The Company also leases 1,751 square feet for a manufacturing facility in Phoenix, Arizona This facility will produce toluidine blue which will be used in the manufacture of OraScan.

        Management believes that continued growth in the Company's sales, licensing fees and royalty revenues will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support production of its products in quantities sufficient to support market expansion. In anticipation of these potential requirements, the Company has a $250,000 line of credit with Bank One, Arizona, NA, which is collateralized by trade receivables, inventories and rights to payment. This line of credit expires in April of 1996 unless renewed.. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent

(1.75%) At October 31, 1995, the Company had no borrowings against this line of credit and anticipates that the line of credit will be renewed. The Company also has the availability of additional financing by borrowing against the Company's short term investments. At October 31, 1995, the Company had no borrowings against its' short-term investments. The Company's product liability insurance has been financed with an installment note payable. As of October 31, 1995, the balance of this note was $6,162.

PART II - OTHER INFORMATION

Item 1.- Legal Proceedings

        Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-CAM. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "158 Patent"), which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to the Company's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Pretrial discovery procedures have been completed. The parties are preparing for trial, which has not yet been scheduled.

        CTM. On July 14, 1995, the Company filed a declaratory judgment action in federal district court in Phoenix, Arizona, titled Zila, Inc. v. CTM Associates, Inc. (the "CTM Action"), CV No. 95-1441-PHX-PGR. In written and oral communications to the Company, CTM Associates, Inc. ("CTM") has asserted the position that the Company was not authorized to enter into a License Agreement with Block Drug Company, Inc. ("Block") for marketing of OraScan in Europe without CTM's prior consent; and that the License Agreement with Block is invalid. The Company does not believe that CTM's position has any legal merit. Accordingly, the Company filed the CTM action requesting that the court enter judgment in the Company's favor to the effect that no consent of CTM was required to enter into the License Agreement with Block, and that the Company's not obtaining CTM's prior consent has no effect on the validity of the License Agreement. The Company also asked for declaratory judgment that the Company is the absolute owner of the OraScan patents and technology assigned by CTM pursuant to the unambiguous terms of the 1991 Assignment and Royalty Agreement between the Company and CTM, rather than a licensee of such patents and technology as has been asserted by CTM. The Company has filed a motion for summary judgment with respect to these issues. CTM has filed an answer denying the allegations of Zila's complaint, has counter claimed for declaratory relief regarding the Company's claims and has filed a response opposing the Company's motion for summary judgment. A hearing on the Company's motion is currently scheduled for February 12, 1996. If the Company were ultimately unsuccessful in obtaining the requested declaratory judgment, such result could possibly have a significant adverse effect on the Company's OraScan marketing efforts.

Item 5 - Other information

        Block Drug Company, Inc. On March 27, 1995, the Company entered into a License Agreement with Block Drug Company, Inc. ("Block"), pursuant to which the Company licensed Block (and its affiliate entities) as the exclusive manufacturer and distributor of OraScan in the United Kingdom, Australia and New Zealand. The Company also granted Block an option for a specified period of not less than one year to take an exclusive license in any or all of the following countries: Germany, France, Italy, Spain, Belgium, Luxembourg, Holland and Sweden (the "Optioned Countries"). Block has paid the Company initial non-refundable license fees for the United Kingdom, Australia and New Zealand of $130,000, in the aggregate, under the License Agreement, and a non-refundable fee of $63,000 for the option to take license in the Optioned Countries. An additional non-refundable license fee for the United Kingdom of $100,000 was paid in the fourth quarter of fiscal 1995. If Block exercises the option described above, the option fee will be applied toward payment of non-refundable license fees, which total $190,000 if the option is exercised with respect to all such countries. Subject to certain limited exceptions, the License Agreement establishes a royalty on Block's net sales in the United Kingdom and other countries in the licensed territory. The License Agreement also establishes certain objectives which, if Block fails to achieve, can result in the Company's ability to terminate the license in a particular territory.

        The License Agreement requires the Company to use its best efforts to obtain regulatory approvals for the marketing and sale of OraScan in the Optioned Countries, and the Company has agreed to spend up to a stipulated maximum for such purpose. The initial term of the License Agreement in each licensed country will be the term of any patent in such country resulting from the Company's pending European patent application corresponding to United States Patent No. 5,372,801 or, if no such patent issues, seven years from the commencement of OraScan sales in such country. Based on advice of patent counsel, the Company anticipates that patents will issue in each of the Optioned Countries. Any such patents would expire in the year 2012.

Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits

             EXHIBIT NUMBER                DESCRIPTION                  PAGE
                  23             Consent of Deloitte & Touche, LLP
                                 (regarding Form S-3 Registration
                                 Statements)                              18

                  27             Financial Data Schedule                  19

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 1995                   By /s/ Joseph Hines
      -----------------                      ----------------
                                          Joseph Hines
                                          President, Chairman of the Board
                                          (Principal Executive Officer)

                                          By /s/ Clarence J. Baudhuin
                                             ------------------------
                                          Clarence J. Baudhuin
                                          Executive Vice President of
                                          Finance & Administration
                                          Treasurer, Director (Principal
                                          Financial & Accounting Officer)