Form 10-Q
period 1996-01-31
ZILA INC
filed 1996-03-18
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the quarterly period ended January 31,1996  or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number 0-17521
                      ----------------------------------------------------------
                                      ZILA, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          Delaware                                     No. 86-0619668
----------------------------                ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification number)
corporation or organization)

5227 North 7th Street, Phoenix, Arizona                                  85014
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (602)266-6700
                                                   -----------------------------
(former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X  No.
             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at January 31, 1996 was 24,557,230 shares.

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART   I    FINANCIAL INFORMATION

   Item 1.  Financial Statements

             Condensed consolidated balance sheets as of January 31, 1996
             and  July 31, 1995                                                  3

             Condensed consolidated statements of operations for quarters
             and six months ended January 31, 1996 and 1995                      4

             Condensed consolidated statements of cash flows for six months
             ended January 31, 1996 and 1995                                     5

             Notes to condensed consolidated financial statements                6-8

   Item 2.  Management's discussion and analysis of financial condition
              and results of  operations                                         9-12

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                    12

   Item 4.  Submission of matters to a vote of security holders                  12

   Item 5.  Other information                                                    13

   Item 6.  Exhibits and reports on Form 8-K                                     13

             SIGNATURES                                                          14

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     January              July
ASSETS                                                              31, 1996          31, 1995
                                                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $    240,767      $    459,014
  Securities available-for-sale                                      739,295           694,719
  Trade accounts receivable, less allowance for
    doubtful accounts of $20,000                                     988,846           839,307
  Inventories                                                        382,746           203,647
  Prepaid expenses and other assets                                  185,649           249,294
  Related party receivables                                           38,331            38,331
                                                                ------------      ------------
         Total current assets                                      2,575,634         2,484,312
                                                                ------------      ------------
PROPERTY AND EQUIPMENT - Net                                         881,903           739,701

DEFERRED PATENT AND LICENSING COSTS - Net                          1,006,878           955,727
                                                                ------------      ------------

TOTAL                                                           $  4,464,415      $  4,179,740
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                         $          0      $     24,062
  Accounts payable                                                   511,639           412,137
  Accrued royalties                                                   48,594            49,062
  Other accrued expenses                                              73,383            85,719
  Deferred revenue                                                    35,443            63,000
  Current portion of long-term debt                                   10,385             9,795
                                                                ------------      ------------
         Total current liabilities                                   679,444           643,775

LONG-TERM DEBT                                                       407,916           412,502
                                                                ------------      ------------
          Total liabilities                                        1,087,360         1,056,277
                                                                ------------      ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 24,557,230 shares
   (January 31, 1996) and 24,355,462 shares (July 31, 1995)           24,557            24,355
  Capital in excess of par value                                  13,122,560        12,759,350
  Unrealized loss on securities available-for-sale                    (2,253)          (27,961)
  Deficit                                                         (9,767,384)       (9,631,856)
                                                                ------------      ------------
                                                                   3,377,480         3,123,888
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                (425)             (425)
                                                                ------------      ------------

        Total shareholders' equity                                 3,377,055         3,123,463
                                                                ------------      ------------
TOTAL                                                           $  4,464,415      $  4,179,740
                                                                ============      ============

    See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
QUARTERS AND SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                    Quarters ended                  Six months ended
                                              ---------------------------     ---------------------------
                                                  January         January         January         January
                                                 31, 1996        31, 1995        31, 1996        31, 1995
                                              -----------     -----------     -----------     -----------
REVENUES
  Net sales                                   $ 1,534,277     $ 1,201,831     $ 3,046,255     $ 2,570,863
  Licensing fees and royalty revenue               78,232          15,830         107,557          32,081
                                              -----------     -----------     -----------     -----------
                                                1,612,509       1,217,661       3,153,812       2,602,944
                                              -----------     -----------     -----------     -----------
OPERATING COSTS AND EXPENSES
  Cost of products sold                           212,277         190,727         433,080         391,255
  Selling, general and administrative           1,519,302       1,364,689       2,861,394       2,639,004
                                              -----------     -----------     -----------     -----------
                                                1,731,579       1,555,416       3,294,474       3,030,259
                                              -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                             (119,070)       (337,755)       (140,662)       (427,315)
                                              -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSES)
  Interest income                                  15,212          15,599          32,529          29,066
  Interest expense                                (12,562)        (18,038)        (25,989)        (39,485)
  Realized loss on short-term
     investments                                   (1,731)              0          (1,406)           (424)
                                              -----------     -----------     -----------     -----------
                                                      919          (2,439)          5,134         (10,843)
                                              -----------     -----------     -----------     -----------

LOSS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                    (118,151)       (340,194)       (135,528)       (438,158)
                                              -----------     -----------     -----------     -----------
CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                    0               0               0          29,945
                                              -----------     -----------     -----------     -----------
NET LOSS                                      $  (118,151)    $  (340,194)    $  (135,528)    $  (408,213)
                                              ===========     ===========     ===========     ===========

LOSS PER SHARE                                $         -     $     (0.01)    $    ($0.01)    $    ($0.02)
                                              ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                  24,525,317      24,086,083      24,465,079      24,065,220
                                              ===========     ===========     ===========     ===========

    See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                1996           1995
                                                                             ---------      ---------
OPERATING ACTIVITIES:
     Net loss                                                                $(135,528)     $(408,213)
     Cumulative effect of accounting change                                                   (29,945)
     Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
       Depreciation and amortization                                           103,036         79,712
       Realized loss on sale of investments                                      1,406            424
       Change in assets and liabilities:
         Trade accounts receivable                                            (149,539)       254,198
         Investment interest receivable                                            889            600
         Inventories                                                          (179,099)        88,084
         Prepaid expenses and other assets                                      63,645         68,858
         Accounts payable, accrued expenses and
                deferred revenue                                                59,141        163,759
                                                                             ---------      ---------
              Net cash provided by (used in) operating activities             (236,049)       217,477
                                                                             ---------      ---------
INVESTING ACTIVITIES:
    Purchases of short-term investments                                       (165,563)      (165,323)
    Proceeds from sale of short-term investments                               144,400        202,840
    Purchases of property and equipment                                       (205,194)       (62,802)
    Patents and licensing costs incurred                                       (91,195)      (179,685)
    Funding of related party receivables                                                       (5,914)
    Collections of related party receivables                                                   19,090
                                                                             ---------      ---------
              Net cash used in investing activities                           (317,552)      (191,794)
                                                                             ---------      ---------
FINANCING ACTIVITIES:
    Principal payments on line of credit                                                     (250,000)
    Principal payments on short-term borrowings                                (24,062)
    Net proceeds from borrowings collateralized by securities                                 328,993
    Net proceeds from issuance of common stock                                 363,412        101,299
    Principal payments on long-term debt                                        (3,996)        (3,523)
                                                                             ---------      ---------
              Net cash provided by financing activities                        335,354        176,769
                                                                             ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                              (218,247)       202,452

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   459,014         37,240
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 240,767      $ 239,692
                                                                             =========      =========
CASH PAID FOR INTEREST                                                       $  25,989      $  39,486
                                                                             =========      =========

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

2. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect for any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters ended January 31, 1996 and 1995, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.

3. On August 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available-for-sale, held to maturity or trading. All the Company's investments are classified as available-for-sale.

         Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates are classified as securities available-for-sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of shareholders' equity, with no effect on current results of operations. The change in the unrealized loss on securities available-for-sale for the six months ended January 31, 1996 is as follows:

          Unrealized loss on securities available-for-sale at July 31, 1995     $(27,961)
          Net decrease in unrealized loss, due principally to decreases in
                  interest rates                                                  25,708
                                                                                --------
          Unrealized loss on securities available-for-sale at January 31,1996   $ (2,253)
                                                                                ========

A summary of securities available-for-sale at January 31, 1996 is as follows:

                                              Gross          Gross
                               Amortized    Unrealized    Unrealized       Fair
                                  Cost        Gains          Losses        Value
                               ---------    ----------    ----------     --------
          Mutual funds          $454,963           671                   $455,634
          Corporate debt
               securities        111,186         1,262                    112,448
          U. S. Government
               agencies          175,399                       4,186      171,213
                                --------        ------        ------     --------
                                $741,548        $1,933        $4,186     $739,295
                                ========        ======        ======     ========

         Maturities of securities at January 31, 1996 are as follows:

                                        Amortized      Fair
                                           Cost        Value
                                        ---------    --------
          Due in : 1996-1999            $630,151     $627,104
                   2000-2004             111,397      112,191
                                        --------     --------
                                        $741,548     $739,295
                                        ========     ========

4.       Inventories consist of the following:

                                               January 31      July 31
                                                     1996         1995
                                               ----------     --------
         Finished goods                          $176,159     $ 91,690
         Empty tubes and packaging materials      206,587      111,957
                                                 --------     --------
                                                 $382,746     $203,647
                                                 ========     ========

5. The Company adopted SFAS No. 109 "Accounting for Income Taxes", effective August 1, 1993.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of January 31, 1996 and July 31, 1995 are as follows:

                                          January 31, 1996       July 31, 1995
                                          ----------------       -------------
           Deferred tax assets:
           Operating loss carryforwards        $ 5,150,000         $ 5,096,000
           Other                                    15,000              15,000
                                               -----------         -----------
                                                 5,165,000           5,111,000
           Valuation allowance                  (5,165,000)         (5,111,000)
                                               -----------         -----------
           Net deferred tax asset                        0                   0
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

6 The Company has a $250,000 revolving bank line of credit which expires in April 1997 and which is collateralized by trade accounts receivable, inventories and rights to payment. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent (1.75%). At July 31, 1995, and January 31,1996, the Company had no short-term borrowings against this line of credit. Included in short-term borrowings at July 31, 1995 is $24,062 for installments due on the Company's product liability insurance.

7 The Company has obtained a commitment from Bank One, Arizona (the "Bank") to refinance the Company's mortgage on the building at 5227 North Seventh Street, Phoenix, Arizona which matures April 1, 1996. The terms of the commitment include interest to be payable monthly on the unpaid balance at the Bank's prime rate plus two and one quarter percent (2.25%), to move with prime on a daily basis, or a fixed rate which will be established at closing. Principal and interest payments are due monthly based on a 20 year amortization, with a balloon payment due May 15, 2001.

8 Colgate. On April 13, 1994, the Company filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-CAM. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "158 Patent"), which covers the Company's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to the Company's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Colgate has requested the Court to enter summary judgment that the `158 Patent is invalid. The Company has filed its written Opposition to this request and the parties are waiting the Court's decision. The Company's patent counsel has advised that the Court should deny Colgate's request for summary judgment. If Colgate's request is denied, the case will be scheduled for trial.

                  CTM. Because of contrary positions asserted by CTM Associates, Inc. ("CTM"), on July 14, 1995, the Company filed a declaratory judgment action against CTM in federal district court in Phoenix, Arizona (CIV No. 95-1441 PHX-PGR), seeking judgment in the Company's favor to the effect that (i) the Company is the absolute owner of OraScan patents and technology assigned to it, rather than a licensee of such patents and technology as asserted by CTM; and (ii) the consent of CTM was not required in order to enter into, and failure to obtain CTM's consent has no effect on the validity of, the OraScan License Agreements between the Company, as licensor, and Block Drug Company, Inc. ("Block") and The Procter & Gamble Company ("P&G"), respectively, as licensees. CTM has filed an answer denying the allegations in the Company's complaint, and has counterclaimed for declaratory judgment that it is the owner of the OraScan patents and technology which it assigned to the Company, and that the Block and P&G License Agreements are invalid because of failure to obtain CTM's prior consent. The Company does not believe that CTM's position has any legal merit, and the Company has filed a motion for summary judgment on these issues. A hearing on the Company's motion is scheduled for March 18, 1996. If the Company were ultimately unsuccessful in obtaining the requested relief, such a result could have a material adverse effect on the Company's OraScan marketing efforts and on the Company.

9. On January 18, 1996, the Company entered into an agreement in which The Procter & Gamble Company will market and distribute OraScan in the U.S. and 55 other countries worldwide, pending needed regulatory approvals. U.S. marketing clearance is being sought from the U.S. Food & Drug Administration (FDA).

10. On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM from Raymond J. Tucci ("Tucci"), one of three directors and shareholders of CTM. The effect of the purchase entitles the Company to one-third of CTM's royalty interest related to OraScan revenues receivable under the Assignment and Royalty Agreement between the Company and CTM dated December 31, 1991 (the Assignment Agreement). As consideration the Company issued Tucci 225,000 shares of the Company's Common Stock and paid $125,000 to Tucci. The remaining shareholders of CTM are seeking to remove Tucci as a director as a result of the Company's purchase of Tucci's interest. The Company is currently involved in litigation with CTM regarding the effect of certain provisions of the Assignment Agreement. See Note 8 and "Part II - Item 1, Legal Proceedings."


11. In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS 121 will have a significant impact on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

         For the quarter ended January 31, 1996, the Company had a net loss of $118,151 compared to a net loss of $340,194 for the quarter ended January 31, 1995. For the six month period ended January 31, 1996, the Company had a net loss of $135,528 compared to a net loss of $408,213 for the six month period ended January 31, 1995.

         Net sales during the second quarter of the current fiscal year totaled $1,534,277 compared to net sales of $1,201,831 during the second quarter of the previous fiscal year, a 27.7% increase. For the first six months of this fiscal year, net sales were $3,046,255 compared to $2,570,863 for the same period of the prior fiscal year, an 18.5% increase. This increase was primarily the result of sales of a new product that was first introduced after the end of the first quarter of fiscal 1995.

         In the second quarter ended January 31, 1996, cost of sales increased 11.3% to $212,277 from $190,727 for the same period last year primarily as a result of increased net sales. For the six month period ended January 31, 1996, cost of sales increased 10.7% from the same period last year, $391,255 to $433,080. Although the cost of sales increased in the second quarter of the 1996 fiscal year and during the first six months of the 1996 fiscal year as compared to the same periods in the prior fiscal year, the percentage of cost of sales to net sales decreased from 15.9% in the quarter ended January 31, 1995 to 13.8% in the quarter ended January 31, 1996 and from 15.2% to 14.2% for the six month periods in 1995 and 1996, respectively. The decreases are attributable to the Company's continued efforts to control product costs through volume price breaks and competitive purchases of packaging and other components.

         Selling, general and administrative expenses increased $154,613 from $1,364,689 in the second quarter of fiscal year 1995 to $1,519,302 during the same period in fiscal year 1996, and increased $222,390 from $2,639,004 during the six months of fiscal 1995 to $2,861,394 during the six months of fiscal 1996. As a result of the Company's increased sales volume, the expenses for sales commissions, royalties, product liability and freight charges increased by $12,083 during the second quarter ended January 31, 1996 as compared to the same period of fiscal 1995. Sales commissions, royalties, product liability insurance and freight charges decreased by $11,820 during the first six months of fiscal 1996 as compared to the same period of fiscal year 1995 mainly due to a decrease in commission rates that took effect in January of 1995. Marketing and sales expense for the second quarter of fiscal 1996 decreased by $4,309 compared to the second quarter of the previous fiscal year. For the six months ended January 31, 1996, marketing and sales expense decreased by $11,946 compared to the first six months of the previous fiscal year. These decreases were primarily due to decreased advertising, promotion and travel expenses.

         Administrative expenses increased $75,847 for the quarter and $83,571 for the six months ended January 31, 1996, primarily as a result of public relations, travel, shareholder expenses and postage. Internal funding of product development increased by $57,734 for the quarter and $130,876 for the six months ended January 31, 1996 as compared to the same periods of fiscal 1995, primarily due to the funding of OraScan research, start-up manufacturing costs and staffing and legal expenses arising out of the Company's efforts to prevent infringements of the Zilactin patents (See "Part II - Other Information Item 1 - Legal Proceedings").

         Interest income during the second quarter of fiscal year 1996 decreased $387 from $15,599 in the second quarter of fiscal year 1995 to $15,212 during the same period in fiscal 1996. For the six months ended January 31, 1996, interest income increased $3,463 to $32,529 from the same period last year.

Interest expense decreased from $18,038 in the second quarter of the 1995 fiscal year to $12,562 in the second quarter of the 1996 fiscal year and from $39,485 to $25,989 for the six month periods in 1995 and 1996 respectively. The decreases were attributable to lower debt obligations during the first six months of fiscal year 1996 as compared to fiscal year 1995.

         Licensing fees and royalty revenues were $78,232 for the quarter ended January 31, 1996 compared to $15,830 for the quarter ended January 31, 1995. For the first six months of fiscal year 1996, licensing fees and royalty revenues were $107,557 compared to $32,081 for the same period of the previous fiscal year. These increases were attributable to licensing of OraScan for markets in the United Kingdom and the United States by the Stafford-Miller Company and The Procter and Gamble Company respectively. Licensing expenses increased by $13,258 from $5,231 for the quarter ended January 31, 1995 to $18,489 for the quarter ended January 31, 1996. For the six months ended January 31, 1996, licensing expenses increased to $37,752 from $6,043 for the same period of the previous fiscal year, an increase of $31,709. These increases were attributable to expenses incurred in connection with negotiations to license OraScan for the UK and US markets.

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

         During the second quarter of fiscal year 1996, the Company participated in six meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives interact with, and distribute information to thousands of interested health professionals. The Company believes that these types of marketing efforts combined with a superior product are the reason that Zilactin is the number one product recommended by pharmacists for treating canker sores and cold sores according to three independently conducted pharmacist research studies.

         Interest in the Company's products by health professionals continues to grow. Sales of sample dispensers to dentist and physicians through the second quarter of fiscal year 1996 are up approximately 16.1% in dollars and 20.9% in units as compared to the same period of the prior fiscal year. The distribution of the Company's new patient information pamphlet on mouth sores, which features Zilactin, has grown into an excellent tool for health professionals to educate their patients. Response has been strong as evidenced by requests for the pamphlets for placement in the doctors' offices. Over 135,000 pamphlets have been distributed to dental offices via medical conventions and doctors calling the Company to request pamphlets. Additionally, over 30,000 pamphlets have been distributed to pharmacists. The Company believes that the distribution of the brochure increases the recognition of Zila products by the consumer and that such increased recognition will have a positive effect on the sale of the Company's products.

         1996 net sales for the Company's products were up 27.6% in the second quarter of the current fiscal year over the second quarter of the 1995 fiscal year and 18.5% for the six months ended January 31, 1996 as compared to the same period in the previous fiscal year. Most of the gains came from Zilactin-B. Zilactin-L dollar sales were up 13.6% for the current fiscal year against a strong year ago performance. The Company's newest nationally distributed product, Zilactin-B sales were actually higher than Zilactin-L by 77%. The Company attributed these sales to some pipe line sales and the popularity of benzocaine for the market segment preferring a topical anesthetic. Zilactin-B has distribution in all major drug wholesalers and approximately 80% of chain drug outlets.

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

         At the national American Dental Association meeting in October 1995, the Company introduced Quik Floss, a unique dental flosser. The Company is in the early stages of an introduction of Quik Floss to retailers, started in January 1996. The Company believes that Quik Floss is the only clinically proven dental flosser on the market. The patented Y-shape allows for one-handed flossing and provides superior access to even the toughest spots, like back teeth. The Company will be the only distributor for Quik Floss in the United States.

         OraScan, which the Company believes to be the world's first oral cancer diagnostic, was introduced in Canada during the third quarter of fiscal 1993. Canada has turned out to be an excellent test market for OraScan by providing the Company with valuable training and experience in the areas of insurance coverage, training, sales strategy, advertising, public relations, marketing and dentist perspectives. The Company believes that such experiences will assist with OraScan's introduction in Europe, the United States and elsewhere.

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

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1995, the Company had net working capital of $1,840,537 and a current ratio of 3.9 to 1. At January 31, 1996, the Company had net working capital of $1,896,190 and a current ratio of 3.8 to 1.

         Accounts receivable at January 31, 1996 were $988,846 on quarterly net sales of $1,534,277 as compared to receivables of $839,307 at July 31, 1995 on quarterly net sales of $1,334,493. Receivables as a percentage of quarterly net sales were 64.5% at January 31, 1996 as compared to 62.9% at July 31, 1995. The increase is primarily due to an increase in licensing fee receivables of $110,000 at January 31, 1996. There continues to be an emphasis on strong credit management.

         At January 31, 1996, the Company had inventories of $382,746, an increase of $179,099 from inventories at July 31, 1995. The increase is primarily the requirement of a build up of components and finished goods for new products. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

         As of January 31, 1996, the Company had no material commitments for capital expenditures. The Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity. Pursuant to the agreement with The Procter and Gamble Company dated January 18, 1996, thereafter, all future costs for obtaining regulatory approvals, including costs related to clinical studies, will be paid by The Procter and Gamble Company.

         On January 4, 1991, the Company purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. Such loan bears interest at 11.75%, and is due in monthly installments of $4,877, including interest, through March 1996 with a balloon payment April 1, 1996. The Company has obtained a commitment from Bank One, Arizona to refinance the Company's mortgage note at maturity.

         The Company also leases 1,751 square feet for a manufacturing facility in Phoenix, Arizona. This facility will produce toluidine blue which will be used in the manufacture of OraScan. The facility is on a two year lease which expires August 14, 1997 and is located in an area with property available for expansion. Monthly lease payments are $912.

         Management believes that continued growth in the Company's sales will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support production of its products in quantities sufficient to support market expansion. In anticipation of these potential requirements, the Company has a $250,000 line of credit with Bank One, Arizona, NA, which is collateralized by trade receivables, inventories and rights to payment. This line of credit expires in April of 1997. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent (1.75%). At January 31, 1996, the Company had no borrowings against this line of credit. The Company also has the availability of additional financing by borrowing against the Company's short-term investments. At January 31, 1996, the Company had no borrowings against its short-term investments.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-CAM. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent") which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to Zila's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Colgate has requested the Court to enter summary judgment that the `158 Patent is invalid. Zila has filed its written Opposition to this request and the parties are waiting the Court's decision. Zila's patent counsel has advised that the Court should deny Colgate's request for summary judgment. If Colgate's request is denied, the case will be scheduled for trial.

         CTM. Because of contrary positions asserted by CTM Associates, Inc. ("CTM"), on July 14, 1995, the Company filed a declaratory judgment action against CTM in federal district court in Phoenix, Arizona (CIV No. 95-1441 PHX-PGR), seeking judgment in tthe Company's favor to the effect that (i) the Company is the absolute owner of OraScan patents and technology assigned to it, rather than a licensee of such patents and technology as asserted by CTM; and
(ii) the consent of CTM was not reguired in order to enter into, and failure to obtain CTM's consent has no effect on the validity of, the OraScan License Agreements between the Company, as licensor, and Block Drug Company, Inc. ("Block") and The Procter & Gamble Company ("P&G"), respectively, as licensees. CTM has filed an answer denying the allegations in the Company's complaint, and has counterclaimed for declaratory judgment that it is the owner of the OraScan patents and technology which it assigned to, and that the Block and P&G License Agreements are invalid because of failure to obtain CTM's prior consent. The Company does not believe that CTM's position has any legal merit, and the Company has filed a motion for summary judgment on these issues. A hearing on the Company's motion is scheduled for March 18, 1996. If the Company were ultimately unsuccessful in obtaining the requested relief, such a result could have a material adverse effect on the Company's OraScan maketing efforts and on the Company.

Item 4 - Submission of matters to a vote of security holders.

     (a) The Company held its Annual Meeting on December 8, 1995.

     (b) Joseph Hines, Clarence J. Baudhuin, Michael Lesser, Patrick M. Lonergan, Carl A. Schroeder, James E. Tinnell, M.D., and H. Ray Cox were elected directors of the Company at the Annual Meeting.

     (c) At the Annual Meeting, the Company's stockholders ratified the proposed increase in shares authorized for issuance under the Stock Option Award Plan. The vote was as follows:

             Votes for               Votes withheld              Votes against
            16,683,000                   389,641                   2,119,095

         At the Annual Meeting, the Company's stockholders ratified the proposed increase in shares authorized for issuance under the Non-Employee Directors Stock Option Plan. The vote was as follows:

             Votes for               Votes withheld              Votes against
            16,594,399                   386,381                   2,241,456

         At the Annual Meeting, the Company's stockholders ratified Deloitte &
           Touche LLP as auditors for the Company for its 1996 fiscal year. The vote was as follows:

             Votes for               Votes withheld              Votes against
            19,312,674                   128,857                    202,429

     (d) Not applicable.

Item 5 - Other information

The Procter & Gamble Company. On January 18, 1996, the Company entered into an agreement in which the Procter & Gamble Company will market and distribute OraScan in the U.S. and 55 other countries worldwide, pending needed regulatory approvals. U.S. marketing clearance is being sought from the U.S. Food & Drug Administration (FDA).

CTM. On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM Associates, Inc. ("CTM") from Raymond J. Tucci ("Tucci"), one of three directors and shareholders of CTM. The effect of the purchase entitles the Company to one-third of CTM's royalty interest related to OraScan revenues receivable under the Assignment and Royalty Agreement between the Company and CTM dated December 31, 1991 (the Assignment Agreement). As consideration the Company issued 225,000 shares of the Company's Common
Stock and paid $125,000 to Tucci. The remaining shareholders of CTM are seeking to remove Tucci as a director as a result of the Company's purchase of Tucci's interest. The Company is currently involved in litigation with CTM regarding the effect of certain provisions of the Assignment Agreement. See Note 8 and "Part II - Item 1, Legal Proceedings."

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit                           Description                       Method of Filing
         Number
         10-A(1)       Stock Option Award Plan (as amended through                    *
                       December 8, 1995)

         10-A(2)       Non-Employee Directors Stock Option Plan (as                   *
                       amended through December 8, 1995)

         10-B          License Agreement dated as of December 1, 1995                 *
                       between and among Zila, Inc., Zila Pharmaceuticals,
                       Inc. and the Procter and Gamble Company, Inc.
                       (Confidential Treatment Request Pending)

         10-C          License Agreement dated as of March 27, 1995          Incorporated by reference
                       between and among Zila, Inc. and Block Drug           to Exhibit 10.1 of the
                       Company Inc. (Confidential Treatment Request          Company's Quarterly Report
                       Granted)                                              on Form 10-Q for the Fiscal
                                                                             quarter ended April 30, 1995

         27            Financial Data Schedules                                       *
         _____________
         * Filed Herein

     (b) Reports on Form 8-K

         On Februay 1, 1996 the Company filed a Current Report on Form 8-K to report that it had entered into a license agreement with The Procter and Gamble Company relating to the distribution and marketing of OraScan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 18, 1996                      By: /s/ Joseph Hines
      --------------                         -----------------------------------
                                              Joseph Hines
                                              President, Chairman of the Board
                                              (Principal Executive Officer)


                                          By: /s/ Clarence J Baudhuin
                                             -----------------------------------
                                              Clarence J. Baudhuin
                                              Executive Vice President of
                                              Finance  & Administration
                                              Treasurer, Director (Principal
                                              Financial & Accounting Officer)