Form 10-Q
period 1996-04-30
ZILA INC
filed 1996-06-14
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30,1996  or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________________ to _______________________


Commission file number  0-17521
                       --------

                                   ZILA, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


       Delaware                                       No. 86-0619668
- -----------------------------               ------------------------------------
(State or Other Jurisdiction                (IRS Employer Identification number)
 corporation or organization)


5227 North 7th Street, Phoenix, Arizona                    85014
- ----------------------------------------                  --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (602)266-6700
                                                   -------------

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

                              Yes  X    No____.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         The number of shares of the Company's common stock outstanding at April 30, 1996 was 25,038,960 shares.

                                TABLE OF CONTENTS

                                                                       Page no.
                                                                       --------
PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Condensed consolidated balance sheets as of April 30, 1996
        (unaudited) and July 31, 1995                                      3

        Condensed consolidated statements of operations (unaudited)
        for quarters and nine months ended April 30, 1996 and 1995         4

        Condensed consolidated statements of cash flows (unaudited)
        for nine months ended April 30, 1996 and 1995                      5

        Notes to condensed consolidated financial statements (unaudited)   6-9

   Item 2.  Management's discussion and analysis of financial
            condition and results of operations                            10-15

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                              15

   Item 5.  Other information                                              16

   Item 6.  Exhibits and reports on Form 8-K                               16-17

SIGNATURES                                                                 18

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- ----------------------------------------------------------------------------------------
                                                                April            July
                                                              30, 1996         31, 1995
ASSETS                                                       (Unaudited)
                                                            ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $     71,024    $    459,014
  Short-term investments                                         703,384         694,719
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $20,000       746,817         704,307
    Licensing fees and royalty receivables                       645,000         135,000
  Inventories                                                    450,935         203,647
  Prepaid expenses and other assets                              208,127         249,294
  Related party receivables                                       16,000          38,331
                                                            ------------    ------------

         Total current assets                                  2,841,287       2,484,312
                                                            ------------    ------------

PROPERTY AND EQUIPMENT - Net                                   1,051,467         739,701

DEFERRED PATENT AND LICENSING COSTS - Net                      3,058,842         955,727
                                                            ------------    ------------

TOTAL                                                       $  6,951,596    $  4,179,740
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                     $               $     24,062
  Borrowings collateralized by securities                         82,290
  Accounts payable                                               335,986         412,137
  Accrued royalties                                               96,738          49,062
  Other accrued expenses                                         104,542          85,719
  Deferred revenue                                                24,878          63,000
  Current portion of long-term debt                               10,385           9,795
                                                            ------------    ------------

         Total current liabilities                               654,819         643,775

LONG-TERM DEBT                                                   406,348         412,502
                                                            ------------    ------------

          Total liabilities                                    1,061,167       1,056,277
                                                            ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 25,038,960 shares
   (April 30, 1996) and 24,355,462 shares (July 31, 1995)         25,039          24,355
  Capital in excess of par value                              15,488,478      12,759,350
  Unrealized loss on securities available-for-sale               (31,324)        (27,961)
  Deficit                                                     (9,591,339)     (9,631,856)
                                                            ------------    ------------

                                                               5,890,854       3,123,888
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                            (425)           (425)
                                                            ------------    ------------

        Total shareholders' equity                             5,890,429       3,123,463
                                                            ------------    ------------

TOTAL                                                       $  6,951,596    $  4,179,740
                                                            ============    ============

See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND NINE MONTHS ENDED APRIL 30, 1996 AND 1995

                                              Quarters ended                     Nine months ended
                                      ----------------------------        -----------------------------
                                          April           April               April            April
                                        30, 1996        30, 1995            30, 1996         30, 1995
                                      ------------    ------------        ------------     ------------
 REVENUES
  Net sales                           $  1,337,641    $  1,242,311        $  4,383,896     $  3,813,174
  Licensing fees and royalty revenue       726,966         143,874             834,523          175,955
                                      ------------    ------------        ------------     ------------
                                         2,064,607       1,386,185           5,218,419        3,989,129
                                      ------------    ------------        ------------     ------------
OPERATING COSTS AND EXPENSES
  Cost of products sold                    200,472         170,487             633,552          561,741
  Selling, general and administrativ     1,689,125       1,405,598           4,550,519        4,044,603
                                      ------------    ------------        ------------     ------------
                                         1,889,597       1,576,085           5,184,071        4,606,344
                                      ------------    ------------        ------------     ------------

INCOME (LOSS) FROM OPERATIONS              175,010        (189,900)             34,348         (617,215)
                                      ------------    ------------        ------------     ------------
OTHER INCOME (EXPENSES)
  Interest income                           13,986          15,122              46,515           44,188
  Interest expense                         (13,160)        (22,425)            (39,149)         (61,911)
  Realized gain (loss) on short-term
     investments                               209                              (1,197)            (424)
                                      ------------    ------------        ------------     ------------

                                             1,035          (7,303)              6,169          (18,147)
                                      ------------    ------------        ------------     ------------
INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE              176,045        (197,203)             40,517         (635,362)
                                      ------------    ------------        ------------     ------------
CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                                             29,945
                                      ------------    ------------        ------------     ------------

NET INCOME (LOSS)                     $    176,045    $   (197,203)       $     40,517     $   (605,417)
                                      ============    ============        ============     ============

INCOME (LOSS) PER SHARE               $       0.01    $      (0.01)       $                $      (0.03)
                                      ============    ============        ============     ============
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                           26,166,969      24,095,035          25,650,236       24,074,866
                                      ============    ============        ============     ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1996 AND 1995
- ----------------------------------------------------------------------------------------
                                                                 1996            1995
                                                             -----------     -----------
OPERATING ACTIVITIES:
  Net income (loss)                                         $    40,517     $  (605,417)
  Cumulative effect of accounting change                                        (29,945)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                               177,511         124,343
    Realized loss on sale of investments                          1,197             424
    Change in assets and liabilities:
      Trade accounts receivable                                (552,510)         78,860
      Investment interest receivable                             (1,474)         (6,020)
      Inventories                                              (247,288)         75,933
      Prepaid expenses and other assets                          41,167           7,924
      Accounts payable, accrued expenses and
        deferred revenue                                        (47,774)        259,087
                                                            -----------     -----------

         Net cash used in operating activities                 (588,654)        (94,811)
                                                            -----------     -----------
INVESTING ACTIVITIES:
  Purchases of short-term investments                          (213,620)       (167,419)
  Proceeds from sale of short-term investments                  201,869         202,840
  Purchase of investment in CTM                                (125,000)
  Purchases of property and equipment                          (426,968)        (64,328)
  Patents and licensing costs incurred                         (156,049)       (275,894)
  Funding of related party receivables                                           (8,836)
  Collections of related party receivables                       22,331          22,025
                                                            -----------     -----------

         Net cash used in investing activities                 (697,437)       (291,612)
                                                            -----------     -----------

FINANCING ACTIVITIES:
  Principal payments on short-term borrowings                   (26,406)       (261,615)
  Net proceeds from short-term borrowings                                       182,417
  Net proceeds from borrowings collateralized by securities      84,634         381,797
  Net proceeds from issuance of common stock                    845,437         133,915
  Principal payments on long-term debt                           (5,564)         (5,645)
                                                            -----------     -----------

     Net cash provided by financing activities                  898,101         430,869
                                                            -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                               (387,990)         44,446

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  459,014          37,240
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    71,024     $    81,686
                                                            ===========     ===========

CASH PAID FOR INTEREST                                      $    39,149     $    61,911
                                                            ===========     ===========
PURCHASE OF INVESTMENT IN CTM FOR COMMON
  STOCK                                                     $ 1,884,375     $
                                                            ===========     ===========

See notes to condensed consolidated financial statements

                           ZILA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of management of Zila, Inc. and Subsidiaries (the "Company"), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period after giving effect for any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters and nine months ended April 30, 1995, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.

3. On August 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available-for-sale, held to maturity or trading. All the Company's investments are classified as available-for-sale.

         Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates, are classified as securities available-for-sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of shareholders' equity, with no effect on current results of operations. The change in the unrealized loss on securities available-for-sale for the nine months ended April 30, 1996 is as follows:

          Unrealized loss on securities available-for-sale at
           July 31, 1995                                            $(27,961)
          Net increase in unrealized loss, due principally to
            increases in interest rates                               (3,363)
                                                                    --------
          Unrealized loss on securities available-for-sale
            at April 30, 1996                                       $(31,324)
                                                                    ========

Short-term investments consist of the following at April 30, 1996:

                                                    Gross         Gross       Estimated
                                    Amortized     Unrealized    Unrealized       Fair
                                      Cost           Gains         Losses       Value
                                   ----------     ----------   ------------   ---------
          Mutual funds              $448,123                       20,482      $427,641
          Corporate debt
            securities               111,186                       3,156       108,030
          U. S. Government
          fixed income securities    175,399                       7,686       167,713
                                   ----------      ---------    --------      --------

                                    $734,708                     $31,324      $703,384
                                   ==========      =========    ========      ========

         Maturities of securities at April 30, 1996 are as follows:

                                               Amortized         Fair
                                                 Cost           Value
                                              ---------        -------
          Due in : 1996-1999                    $623,311       $596,629
                   2000-2004                     111,397        106,755
                                                --------       --------

                                                $734,708       $703,384
                                                ========       ========

         Borrowings of $82,290 at the prime rate minus one eighth percent (0.125%), collaterized by these investments, are included in current liabilities as of April 30, 1996.

4.       Inventories consist of the following:

                                             April 30, 1996     July 31, 1995
                                             --------------     -------------
         Finished goods                         $241,636           $91,690
         Raw materials, primarily empty
         tubes and packaging materials           209,299           111,957
                                                --------          --------

                                                $450,935          $203,647
                                                ========          ========

 5. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of April 30, 1996 and July 31, 1995 are as follows:

                                           April 30, 1996     July 31, 1995
                                           --------------     -------------
           Deferred tax assets:
           Operating loss carryforwards       $5,150,000        $5,096,000
           Other                                  15,000            15,000
                                              ----------        ----------
                                               5,165,000         5,111,000
           Valuation allowance                (5,165,000)       (5,111,000)
                                              -----------       ----------
           Net deferred tax asset              $0               $0
                                              ===========       ==========

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

6. The Company has a $250,000 revolving bank line of credit which expires in April 1997 and which is collateralized by trade accounts receivable, inventories and rights to payments. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent (1.75%). At July 31, 1995, and April 30,1996, the Company had no short-term borrowings against this line of credit. Included in short-term borrowings at July 31, 1995 is $24,062 for installments due on the Company's product liability insurance.

7. The Company has refinanced the mortgage on its building at 5227 North Seventh Street, Phoenix, Arizona which matured April 1, 1996 with Bank One, Arizona (the "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at the Bank's prime rate (8.25% at April 30, 1996) plus two and one quarter percent (2.25%), to move with prime on a daily basis. Within the first twelve months of the refinancing, the Company has the option to convert to a fixed rate of four and one quarter percent (4.25%) over the Treasury rate. Principal and interest payments are due monthly based on a 20 year amortization, with a balloon payment due April 1, 2001.

8. On April 13, 1994, the Company filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"). The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent"), which covers the Company's non-prescription, film-forming, bioadhesive medications. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to the Company's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Colgate has requested the Court to enter Summary Judgment that the '158 Patent is invalid. The Company has filed its written Opposition to this request and the parties are waiting the Court's decision. The Company's patent counsel has advised that the Court should deny Colgate's request for Summary Judgment. If Colgate's request is denied, the case will be scheduled for trial.

9. On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM Associates ("CTM") from Raymond J. Tucci ("Tucci"), one of the three directors and shareholders of CTM. On June 3, 1996, the Company announced that it has acquired the remaining two-thirds of the outstanding shares of CTM. The only significant asset of CTM was its right to receive certain royalties from sales of OraTest (formerly known as OraScan). Accordingly, the acquisition of CTM eliminates the Company's obligation to pay royalties to CTM on revenues generated from sales of OraTest. The acquisition also results in a complete settlement of the litigation between CTM and the Company. As consideration for the acquisition of all of the CTM common stock, the Company issued a total of 869,118 shares of the Company's common stock, paid $125,000, and assumed certain liabilities of approximately $70,000.

10. On January 18, 1996, the Company entered into an agreement in which The Procter & Gamble Company ("P&G") agreed to market and distribute OraTest in the U.S. and 55 other countries worldwide, pending needed regulatory approvals. On April 3, 1996, P&G notified the Company that it was terminating its license agreement. The terms of the license agreement provide that P&G may terminate the agreement upon 90-days notice. Under such provisions, P&G is required to continue to pay certain nonrefundable licensing fees to the Company through July 3, 1996.

11. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) which is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS 121 will have a significant impact on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS


         For the quarter ended April 30, 1996, the Company had net income of $176,045 compared to a net loss of $197,203 for the quarter ended April 30, 1995. For the nine month period ended April 30, 1996, the Company had net income of $40,517 compared to a net loss of $605,417 for the nine month period ended April 30, 1995.

         Sales during the third quarter of the current fiscal year totaled $1,337,641 compared to sales of $1,242,311 during the third quarter of the previous fiscal year, a 7.7% increase. For the first nine months of this fiscal year, sales were $4,383,896 compared to $3,813,174 for the same period of the prior fiscal year, a 15.0% increase. This increase was primarily the result of sales of Zilactin-B which continue to increase since its introduction in the first quarter of fiscal year 1995.

         In the third quarter ended April 30, 1996, cost of sales increased 17.6% to $200,472 from $170,487 for the same period last year, primarily as a result of increased net sales. For the nine month period ended April 30, 1996, cost of sales increased 12.8% from the same period last year, $561,741 to $633,552, as a result of increased net sales during the first nine months of fiscal 1996. Cost of sales as a percentage of net sales increased from 13.7% in the quarter ended April 30, 1995 to 15.0% in the quarter ended April 30, 1996. This increase is due to the introduction of new products during the quarter ended April 30, 1996 with lower margins. The Company expects cost of sales as a percentage of net sales to continue to increase as sales of the new products increase. Cost of sales as a percentage of net sales decreased from 14.7% in the nine months ended April 30, 1995 to 14.5% in the nine months ended April 30, 1996. The decrease is attributable to the Company's continued efforts to control product costs through volume price breaks and competitive purchases of packaging and other components.

         Licensing fees and royalty revenues were $726,966 for the quarter ended April 30, 1996 compared to $143,874 for the quarter ended April 30, 1995. For the nine months ended April 30, 1996, licensing fees and royalty revenues were $834,523 compared to $175,955 for the nine months ended April 30, 1995. These increases were attributable to licensing of OraTest for markets in the United Kingdom and the United States by the Stafford-Miller Company and The Procter & Gamble Company, respectively. Of these amounts, $625,000 is payable by Procter & Gamble as a one-time licensing fee required in connection with the termination of the license agreement with the Company. Licensing expenses increased by $27,792 from $46,675 for the quarter ended April 30, 1995 to $74,467 for the quarter ended April 30, 1996. For the nine months ended April 30, 1996, licensing expenses increased to $112,219 from $52,717 for the same period of the previous fiscal year, an increase of $59,502. These increases were attributed to expenses incurred in connection with negotiations to license OraTest for the UK and US markets.

         Selling, general and administrative expenses increased $283,527 from $1,405,598 for the third quarter of fiscal year 1995 to $1,689,125 for the same period in fiscal year 1996, and increased $505,916 from $4,044,603 for the first nine months of fiscal year 1995 to $4,550,519 for the first nine months of fiscal year 1996.

         As a result of the Company's increased sales volume, the expenses for sales commissions, royalties, product liability insurance and freight charges increased by $50,500 for the quarter and by $38,684 for the nine months ended April 30, 1996 as compared to the same periods in the prior fiscal year. Marketing and sales expense increased $80,726 for the quarter and $68,778 for the nine months ended April 30, 1996, as compared to similar periods of the prior fiscal year. These increases were primarily the result of increased advertising, sales promotion and staffing.

         Administrative expenses increased $129,549 and $213,116, respectively, for the three and nine month periods ended April 30, 1996, as compared to similar periods of the prior fiscal year. Such increases were primarily a result of salary increases, and increases in public relations, legal, accounting and shareholder expenses. Internal funding of product development decreased by $5,040 for the three months ended April 30, 1996, as compared to the same period of fiscal year 1995. Such decreases were primarily due to the reimbursement of expenses under the licensing agreement with Procter & Gamble. P&G reimbursed $114,824 in expenses to the Company during the quarter ended April 30, 1996. The expenses reimbursed by P&G were primarily for the funding of OraTest research. For the nine months ended April 30, 1996, internal funding of product development increased by $125,836 as compared to the same period of fiscal year 1995, primarily due to start-up manufacturing costs related to OraTest, and staffing and legal expenses arising out of the Company's efforts to prevent infringement of the Zilactin patents (See "Part II - Other Information; Item 1 - Legal Proceedings"). Internal funding of product development without reimbursements by P&G would have increased by $109,784 for the quarter and $240,660 for the nine months ended April 30, 1996 as compared to the same periods of the previous fiscal year.

         Interest income during the third quarter of fiscal year 1996 decreased $1,136 from $15,122 in the third quarter of fiscal year 1995 to $13,986 during the same period in fiscal 1996. For the nine months ended April 30, 1996, interest income increased $2,327 to $46,515 from the same period last year. Interest expense decreased from $22,425 in the third quarter of the 1995 fiscal year to $13,160 in the third quarter of the 1996 fiscal year and from $61,911 to $39,149 for the nine month periods in 1995 and 1996, respectively. The decreases were attributable to lower debt obligations during the first nine months of fiscal year 1996 as compared to fiscal year 1995.

MARKETING STRATEGY

         The Company uses three strategies to market its product line. The primary focus has been on educating health professionals on the uniqueness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions and advertising in key publications. The Company believes that its product line is unsurpassed in terms of efficacy; accordingly, impartial clinical studies regarding the efficacy of the Company's products are sent by the Company to dentists, pharmacists and physicians. The second strategy is to participate in retailer driven activities designed to make the Company's retail products available at more outlets and offer value to consumers at the store level. The third strategy is to build consumer awareness of the Company's products through focused efforts such as targeted advertising.

         During the third quarter of fiscal year 1996, the Company participated in eleven meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals. The Company believes that these types of marketing efforts combined with a superior product are the reason that Zilactin is the number one product recommended by pharmacists for treating canker sores and cold sores according to three independently conducted pharmacist research studies.

         Interest in the Company's products by health professionals continues to grow. Sales of sample dispensers to dentists and physicians for the third quarter of fiscal year 1996 are up approximately 30.3% in dollars and 40.8% in units as compared to the same period of the prior fiscal year. The distribution of the Company's new patient information pamphlet on mouth sores (it also mentions the Zilactin product line) has grown into an excellent tool for health professionals to educate their patients. Response has been strong as evidenced by thousands of requests for the pamphlets for placement in the doctors' offices. Over 160,000 pamphlets have been distributed to dental offices via medical conventions and doctors calling the Company to request pamphlets. Additionally, over 40,000 pamphlets have been distributed to pharmacists. The Company believes that the sample dispenser and brochure distribution efforts will have a positive effect on the sale of the Company's products.

PRODUCT INFORMATION UPDATE

         In the fourth quarter of the 1995 fiscal year, the Company began testing a lip balm in the Arizona market. The product, called Zilactin-Lip, is positioned to be a premium priced, effective alternative to existing lip balms. Zilactin-Lip prevents sun blisters, treats cold sores and treats dry, chapped lips. Most other products perform only one or two of such applications. Based on results to date, Zilactin-Lip is being expanded into additional markets.

         At the national American Dental Association meeting in October 1995, the Company introduced Quik Floss, a unique dental flosser. Quik Floss is the only clinically proven dental flosser on the market. The patented Y-shape allows for one-handed flossing and provides superior access to even the toughest spots, like back teeth. Quik Floss is being marketed in a manner similar to the successful strategy that is employed by Zilactin. This new product has been received well by the dental community and has been taken on by several drug chains.

         In February 1996, the Company introduced a new toothbrush clip called ExtendGuard, to the dental community. ExtendGuard straightens toothbrush bristles for more effective brushing. It also prevents cross contamination from germs on bathroom counters. The dental community has shown a keen interest in ExtendGuard as a gift to give patients.

         OraTest, which the Company believes to be the world's first oral cancer diagnostic, was introduced in Canada during the third quarter of fiscal 1993. Canada has turned out to be an excellent test market for OraTest by providing the Company with valuable training and experience in the areas of insurance coverage, training, sales strategy, advertising, public relations, marketing and dentist perspectives. The Company believes that such experiences will assist with OraTest's introduction in Europe, the United States and elsewhere.

         OraTest received regulatory approval in the United Kingdom by the Medicines Control Agency ("MCA") during the third quarter of fiscal year 1995. The MCA is the UK counterpart of the United States FDA. With this approval, OraTest can be marketed in the UK and the Company has started the approval process for OraTest throughout the European Union ("EU"). In addition to the UK approval, OraTest has received the necessary governmental approvals to be marketed in Canada and Australia.

         The Company has already made arrangements for the production of OraTest for the United States domestic market once FDA approval is received. The Company has also established its own manufacturing facility for the manufacture of toluidine blue a key component for the production of OraTest. All other components necessary for the production of OraTest have been designed and sourced.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1995, the Company had net working capital of $1,840,537 and a current ratio of 3.9 to 1. At April 30, 1996, the Company had net working capital of $2,186,468 and a current ratio of 4.3 to 1.

         Accounts receivable at April 30, 1996 were $1,391,817, consisting of $645,000 in licensing fee and royalty receivables and $746,817 in trade accounts receivable as compared to accounts receivable at July 31, 1995 of $839,307 which consisted of $135,000 in licensing fee and royalty receivables and $704,307 in trade accounts receivable. Trade accounts receivables as a percentage of quarterly net sales of $1,337,641 were 55.8% at April 30, 1996 as compared to 52.8% at July 31, 1995 which had quarterly net sales of $1,334,493. The increase in licensing fee and royalty receivables is primarily due to an increase in licensing fee receivables of $525,000 at April 30, 1996, related to the payment due upon termination of the Company's license agreement with Procter & Gamble. There continues to be an emphasis on strong credit management.

         At April 30, 1996, the Company had inventories of $450,935, an increase of $247,288 from inventories at July 31, 1995. The increase is primarily due to a build up of components and finished goods for new products and depleted inventory levels at July 31, 1995 due to sales exceeding forecasted demand. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

         As of April 30, 1996, the Company had no material commitments for capital expenditures. However; the Company will continue to seek FDA approval of OraTest, and in connection therewith the Company believes that approximately $100,000 of additional capital may be necessary to receive such approval. Also, the Company plans to lease additional space and expand the current manufacturing facility to accommodate growth. The Company believes that approximately $200,000 of additional capital may be necessary to complete the expansion. Funding for such projects will be from existing licensing fee receivables. Other than the funds necessary for FDA approval of the OraTest product and the manufacturing facility expansion, the Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity.

         On January 4, 1991, the Company purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company has refinanced the mortgage which matured April 1, 1996 with Bank One, Arizona (the "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at the Bank's prime rate plus two and one quarter percent (2.25%), to move with prime on a daily basis. Within the first twelve months of refinancing, the Company has the option to convert to a fixed rate of four and one quarter percent (4.25%) over the Treasury rate.

         The Company also leases 1,751 square feet for a manufacturing facility in Phoenix, Arizona. This facility will produce toluidine blue which will be used in the manufacture of OraTest. The facility is leased under a two year agreement which expires August 14, 1997, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $912.

         Management believes that continued growth in the Company's sales will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support production of its products in quantities sufficient to support market expansion. In anticipation of these potential requirements, the Company has a $250,000 line of credit with Bank One, Arizona, NA, which is collateralized by trade receivables, inventories and rights to payment. This line of credit expires in April of 1997. Interest is payable monthly on the unpaid balance at the bank's prime rate plus one and three quarters percent (1.75%). At April 30, 1996, the Company had no borrowings against this line of credit. The Company also has the availability of additional financing by borrowing against the Company's short-term investments. At April 30, 1996, the Company had borrowed $82,290 against it's short-term investments.

FORWARD LOOKING INFORMATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the Company's registration statement on Form S-3 (Registration No. 333-00654), which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-CAM. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent") which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to Zila's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. Colgate has requested the Court to enter Summary Judgment that the '158 Patent is invalid. Zila has filed its written Opposition to this request and the parties are waiting the Court's decision. Zila's patent counsel has advised that the Court should deny Colgate's request for Summary Judgment. If Colgate's request is denied, the case will be scheduled for trial.

Item 5 - Other Information

         Procter & Gamble Company. On April 3, 1996, The Procter & Gamble Company notified the Company that it was terminating its license agreement to market the Company's oral cancer diagnostic, OraTest. The terms of the license agreement provide that P&G may terminate the agreement upon 90-days notice. Under such provisions, P&G is required to continue to pay certain nonrefundable licensing fees to the Company through July 3, 1996.

         Bio-Dental Technologies. On June 3, 1996, the Company announced that is had signed a letter of intent with Bio-Dental Technologies Corporation ("Bio-Dental") for the merger of Bio-Dental into Zila. It is the intention of the parties that the merger be treated as a "pooling of interests" transaction. The terms of the letter of intent provide for a per share exchange rate of between 0.75 and 0.825 share of the Company's common stock for each share of Bio-Dental common stock. Bio-Dental has 6,427,134 shares of common stock outstanding as of March 31, 1996. The completion of the transaction is subject to a number of conditions, including the satisfactory completion of due diligence by both parties, the negotiation and execution of definitive agreements and the approval of Bio-Dental shareholders.

         CTM. On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM Associates ("CTM") from Raymond J. Tucci ("Tucci"), one of the three directors and shareholders of CTM. On June 3, 1996, the Company announced that it has acquired the remaining two-thirds of the outstanding shares of CTM. The only significant asset of CTM was its right to receive certain royalties from sales of OraTest (formerly known as OraScan). Accordingly, the acquisition of CTM eliminates the Company's obligation to pay royalties to CTM on revenues generated from sales of OraTest. The acquisition also results in a complete settlement of the litigation between CTM and the Company. As consideration for the acquisition of all of the CTM common stock, the Company issued a total of 869,118 shares of the Company's common stock, paid $125,000, and assumed certain liabilities of approximately $70,000.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   27. Financial Data Schedule


         (b)   Reports on Form 8-K

               The Company has filed a Current Report on Form 8-K dated February 1, 1996, to report that it had entered into a license agreement with The Procter & Gamble Company relating to the distribution and marketing of OraTest.

               The Company has filed a Current Report on Form 8-K dated April 3, 1996, to report that The Procter & Gamble Company gave notice of termination of the license agreement to market and distribute OraTest.

               The Company has filed a Current Report on Form 8-K dated June 3, 1996, to report that i) the Company had signed a letter of intent with Bio-Dental Technologies Corporation for the merger of Bio-Dental into Zila and ii) the Company acquired the remaining two-thirds of the outstanding shares of CTM Associates.