Form 10-K405
period 1996-07-31
ZILA INC
filed 1996-10-29
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

(MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  JULY 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                         Commission File Number 0-17521


                                   ZILA, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                  86-0619668
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


5227 North 7th Street, Phoenix, Arizona                 85014-2800
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (602) 266-6700


Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
      None                                                N/A


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 30, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $155,373,018

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         At September 30, 1996, the number of shares of common stock outstanding was 25,852,045.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's 1996 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----

         Item 1.  Business                                                   1
         Item 2.  Properties                                                 15
         Item 3.  Legal Proceedings                                          16
         Item 4.  Submission of Matters to a Vote of Security Holders        16
                  Executive Officers of the Registrant

PART II
         Item 5.  Market for the Company's Common                            19
                  Stock and Related Stockholder Matters
         Item 6.  Selected Financial Data                                    20
         Item 7.  Management's Discussion and Analysis of Financial          20
                  Condition and Results of Operations
         Item 8.  Financial Statements and Supplementary Data                27
         Item 9.  Changes in and Disagreements with Accountants on           27
                  Accounting and Financial Disclosure

PART III
         Item 10. Directors and Executive Officers of the Company            27
         Item 11. Executive Compensation                                     27
         Item 12. Security Ownership of Certain                              27
                  Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions             27

PART IV
         Item 14. Exhibits, Financial Statement                              28
                  Schedules and Reports on Form 8-K

SIGNATURES                                                                   32

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Zila, Inc., a Delaware corporation, is a pharmaceutical company that, through its wholly owned subsidiaries, markets and sells over-the-counter, non-prescription oral and dermatological products in the United States and abroad. Zila Pharmaceuticals, Inc., a Nevada corporation ("Zila"), was organized on September 12, 1980. On September 1, 1988, Zila Pharmaceuticals, Inc., a Delaware corporation and a wholly owned subsidiary of Zila, Inc., was merged with and into Zila. The surviving corporation was Zila, which became, by virtue of such merger, a wholly owned subsidiary of Zila, Inc. Zila, Inc. has three other wholly owned subsidiaries: Zila International Inc., an Arizona corporation, Zila Ltd., a corporation incorporated under the laws of the United Kingdom (the "UK") and Zila Merger Corporation, a corporation formed in connection with the proposed Bio-Dental merger. Unless the context otherwise indicates, the term "Company" as used herein refers to Zila, Inc. and each of its subsidiaries.

         The Company has entered into a Merger Agreement dated August 8, 1996 with Bio-Dental Technologies Corporation ("Bio-Dental") pursuant to which Bio-Dental would merge into a specially-created, wholly owned subsidiary of Zila (the "Merger"). Bio-Dental is a dental supply company which, through its wholly owned subsidiaries, markets and distributes a broad range of professional dental supplies and computer-based dental technology systems. In the discussions that led to the signing of the Merger Agreement, the Board of Directors of Zila identified a number of potential benefits accruing to Zila as a result of the Merger, including: (i) the opportunity to utilize Bio-Dental's existing marketing and distribution resources; (ii) the opportunity to increase the sales of Zila products to dental health care professionals served by Bio-Dental; (iii) diversification of Zila's businesses and product offerings; and (iv) cost savings through increased vertical integration of Zila's business. It is the intention of the parties that the Merger be treated as a "pooling of interests" transaction. See "Business - Merger with Bio-Dental Technologies Corporation."

PRODUCTS

     ZILACTIN(R) FAMILY OF PRODUCTS. The Company's primary emphasis has been focused on the marketing of four over-the-counter, non-prescription products:
ZILACTIN(R), ZILACTIN(R)-L (formerly ZILACTOL(R)), ZILACTIN(R)-B and ZILACTIN(R)-LIP. The Company's products are used topically for the purposes described below:

              ZILACTIN(R)-        a protective film for canker sores, cold sores
                                  and fever blisters

              ZILACTIN(R)-B-      a protective film with benzocaine for maximum
                                  pain relief from mouth sores

              ZILACTIN(R)-L-      a liquid for treating developing fever
                                  blisters and cold sores

              ZILACTIN(R)-LIP-    a lip balm for the prevention of sun blisters
                                  and the treatment of cold sores and dry, chapped lips.

     The ZILACTIN(R) treatment composition is covered by patents owned by the Company. These patents cover the composition and the film-forming properties of the product formula. See "Business - Patents and Trademarks." ZILACTIN(R), ZILACTIN(R)-B, and ZILACTIN(R)-L formulas incorporate these proprietary treatment compositions. ZILACTIN(R) and ZILACTIN(R)-B are packaged as gels in
 .25 ounce plastic tubes. ZILACTIN(R)-L, a liquid, is packaged in a 10 cc plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels containing the active ingredient form a thin, transparent, pliable film that holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to eight hours inside the mouth, a feature which makes the formulation suitable for a variety of dental applications.

     ZILACTIN(R) is being used by dentists to treat patients with canker sores and other oral mucosal ulcers or lesions, and has been evaluated in dental schools at selected major universities. ZILACTIN(R) was originally developed as a treatment for herpes virus lesions. The most common form is Herpes Simplex Type I, which is the cause of fever blisters and cold sores. Herpes Simplex Type II is the cause of genital herpes. Other types of herpes infections include chicken pox, shingles (herpes zoster), mononucleosis and the Epstein-Barr Virus. Depending principally on the availability of resources, the Company may explore the development of new products, including the addition of other medications into the ZILACTIN(R) vehicle, and/or the approval of existing products as recognized treatments for such viruses. However, the Company currently does not market ZILACTIN(R) as a treatment for genital herpes or shingles.

     ZILACTIN(R)-B is a medicated gel containing benzocaine with the film-forming properties of ZILACTIN(R). ZILACTIN(R)-B has been formulated for a segment of the market which prefers a film-forming application with a topical anesthetic. ZILACTIN(R)-B quickly controls the pain associated with mouth sores while shielding them from the environment of the mouth.

     In July 1995, the Company began distributing a new lip balm in the Arizona market. The product, called ZILACTIN(R)-LIP, is positioned to be a premium-priced, effective alternative to existing lip balms. ZILACTIN(R)-LIP prevents sun blisters and treats cold sores and dry, chapped lips. Most other competing products only perform one or two of such applications.

     The products comprising the ZILACTIN(R) Family of Products represented 98.6 percent of the Company's gross sales during the 1996 fiscal year.

     ORATEST(TM). The Company is currently seeking government approval from the Food and Drug Administration (the "FDA") and the countries of the European Union (the "EU") to distribute

ORATEST(TM) (formerly known as OraScan), in the United States and Europe. ORATEST(TM), a diagnostic for oral cancer and site delineation device for biopsy and surgical excision, has been approved for distribution in the United Kingdom, Canada and Australia.

     Published reports indicate that approximately 32,000 new cases of oral cancer are diagnosed each year in the United States, and that there are over 8,000 oral cancer-related deaths annually. In most people, by the time it is diagnosed, oral cancer has usually metastasized, resulting in a poor prognosis. Those who do survive frequently undergo significantly disfiguring surgery. Data published in 1994 by a major dental publication quotes a Harvard University public health researcher as stating that the annual cost of treating oral cancer in the United States is $3.7 billion; far higher than the $665 million previously estimated. The researcher further states that ORATEST(TM) has the potential of reducing this cost by approximately 60% because of the product's ability to identify oral cancer lesions far earlier than they are being found today. The earlier these lesions are identified, the greater the chances of reducing morbidity and mortality. The Company's licensee, Block Drug Company, Inc., is marketing ORATEST(TM) under the name ORASCREEN(TM) in the UK. The Company has chosen to use the name "ORATEST(TM)" in the United States and other countries. See also "Business - Government Regulations" and "Business - Patents and Trademarks" and "Business - Licensing."

     Sales of ORATEST(TM) represented less than one percent of the Company's gross sales during the 1996 fiscal year.

     NEW PRODUCTS. At the national American Dental Association meeting in October 1995, the Company introduced QUIK FLOSS, a unique dental flosser. QUIK FLOSS is the only clinically proven dental flosser on the market. The patented Y-shape allows for one-handed flossing and provides superior access to even the toughest spots, like back teeth. QUIK FLOSS is being marketed in a manner similar to the successful strategy that is employed by ZILACTIN(R).

GOVERNMENT REGULATIONS

     GENERAL. The development, manufacture and sale of pharmaceutical products are subject to comprehensive and increasing governmental regulation in the areas of practice, safety and efficacy, testing, advertising and promotion, labeling and other matters. To be marketed over-the-counter, a new drug must either be approved by the FDA in response to a New Drug Application ("NDA") or be the subject of an applicable FDA monograph designating the product generally recognized and effective or, if no monograph exists, be "grandfathered" as a result of the use of the product prior to December 5, 1975. The process of obtaining approval of an NDA for a new drug usually takes years and involves the expenditure of substantial resources. This approval process includes laboratory testing of the product in animals to determine safety, efficacy and potential toxicity, the filing with the FDA of a Notice of Claimed Investigational Exemption for use of a New Drug prior to the initiation of a double-blind clinical testing of new drugs, and testing of the new drug in humans.

     ZILACTIN(R). ZILACTIN(R) is marketed by the Company as a treatment for the symptomatic relief of canker sores (oral mucosal ulcers and lesions), cold sores and fever blisters. The Company is not required to file an NDA covering these uses of ZILACTIN(R); however, the Company may not market ZILACTIN(R) as a treatment of genital herpes or shingles unless NDAs for such purposes are filed and approved.

     ORATEST(TM). In 1994, the FDA approved an Investigational New Drug application ("IND") for the ORATEST(TM) product. This approval is the first step in securing an NDA which will enable the Company to market the ORATEST(TM) product in the United States. The IND approval also allows the Company to manufacture the ORATEST(TM) product domestically for use in clinical studies. See also "Business Manufacturing and Distribution."

     All ORATEST(TM) related patents that have been issued, those that will be issued upon pending applications and those to which the Company has gained exclusive rights will have their lives extended as a result of the NDA. These include the patent owned by the National Technical Information Service ("NTIS"), a patent recently issued covering a more stable formula and two other patents that are expected to be issued upon pending applications.

     The Company received regulatory approval to market the ORATEST(TM) product in Canada and Australia in 1993. The Medicine Control Agency ("MCA"), which is the regulatory authority in the UK, has also granted approval for the ORATEST(TM) product to be marketed in the UK under the name ORASCREEN. The Company is proceeding with additional regulatory approval by the European Union ("EU"). The EU has developed a procedure to allow more rapid approval of pharmaceutical products in all member countries. The procedure requires one EU country to approve a product and then act as the product's advocate to the rest of the EU. The MCA of the UK will be the Company's advocate to the EU for the approval of the ORATEST product. Before the EU approval process can begin, MCA has requested updating and modification of selected segments of the UK product license which MCA believes will facilitate acceptance in the other countries. The Company is currently working with MCA to complete these segments.

     The Canadian production facility that is currently producing ORATEST(TM) is regulated and approved by the Canadian government's Health Protection Branch ("HPB"). The HPB has a working agreement with MCA, which permits the ORATEST(TM) produced in Canada to be distributed in Australia, the UK and other European countries.

     The Company is also working with a manufacturer in the UK who will provide ORASCREEN for European sales when such sales are approved by the local regulatory authorities.

     Contact has also been made outside of the European Union. Interest has been expressed in making ORATEST(TM) available in Hungry and Poland. Contact has been established with the regulatory agencies of both countries and drug approvals are normally much less time consuming in these countries than in the UK or the US.

PATENTS AND TRADEMARKS

     Patents. The Company currently holds three US patents and one Canadian patent for ZILACTIN(R). The ZILACTIN(R) formula was granted a US patent on August 25, 1981, a US patent covering extended applications of the basic ZILACTIN(R) formula was granted on April 26, 1983, and a US patent covering the film-forming properties of the ZILACTIN(R) formula containing an added medicinal ingredient was issued on January 14, 1992. Such patents were granted for periods of seventeen years from the grant dates and give the Company the right to exclude others from making, using or selling the patent-protected products in the United States. The Canadian patent, which covers the composition and extended applications, was granted on December 3, 1985. Patent applications are currently pending in numerous foreign countries and patents are expected to be issued on these applications in the near future. See "Item 3. Legal Proceedings
- Colgate-Palmolive."

     In 1992, the Company acquired an exclusive license to the rights of the Department of Commerce's patent regarding a certain method of substantially eliminating false positive tests when using ORATEST(TM) for the detection of oral cancer. In 1994, the Company acquired the rights to a second patent which described a stable form of the liquid used in the oral cancer test. A third and fourth patent have been applied for in the US and in numerous foreign countries covering still other applications for the oral cancer test. See also "Business - Government Regulations - ORATEST(TM)."

     Trademarks. The Company registered the trademark ZILACTIN(R) with the United States Patent and Trademark Office effective July 9, 1985. The Company has also registered the trademarks "ZILA(R)", ZILACTIN(R)-B, ZILADENT(R) and ZILACTIN(R)-L in the United States. The Company believes that widespread use of the "ZILA(R)" trademark as a dominant prefix to several product names will afford reasonable protection for the "ZILA(R)" trademark as well as other marks in which "ZILA(R)" is a dominant prefix. The Company is also taking steps under applicable international treaties to register the "ZILA(R)" trademark. The names "ZILA(R)" and ZILACTIN(R) are registered in Canada.

     The Company is marketing ORATEST(TM) under the name ORASCREEN(TM) in the UK and as a result has registered ORASCREEN(TM) as a trademark in the EU. The Company is still evaluating the use of other names for the ORATEST(TM) product when it is introduced in the United States and other countries. Once a name is selected, the Company will take the appropriate steps to protect the use of such name.

MARKETING

     The Company employs three strategies to market its Over-The-Counter (OTC) oral care products. The primary strategy has been to educate several key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. The second method is to participate in retailer-driven activities designed to make the OTC products available at more outlets and to offer value to consumers at the retail store level. The third strategy is to build consumer awareness of the OTC products through focused efforts like targeted advertising.

     During fiscal year 1996, the Company participated in thirty-seven meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals. The Company believes that superior efficacy and targeted marketing efforts are the reason that three independently conducted pharmacist research studies reported that ZILACTIN(R) is the number one OTC product pharmacists recommend for treating canker sores and cold sores.

     Throughout 1996, members of management met with key customers to present two new products to get feedback on the Company's marketing programs. These meetings resulted in retailer acceptance of the new products and the development of sales building programs that have been implemented. Clear sales objectives were agreed to and distributed to the retail broker network at the beginning of the year. The broker network was improved in a couple underdeveloped markets poising the Company for continued sales growth. The sales results for the year are reviewed below.

     The Company nationally launched two new products in the second half of fiscal year 1996. ZILACTIN(R)-LIP BALM expanded out of its test market to availability to retailers in most parts of the country. Initial feedback has been positive and a major objective of the next fiscal year is to expand the number of retailers carrying the item. QUIK FLOSS, a disposable flosser, was introduced by Zila late in the 1996 fiscal year with initial acceptance among several large customers. Zila licenses QUIK FLOSS under a comprehensive marketing and distribution agreement. As with ZILACTIN LIP BALM, a major objective for QUIK FLOSS is to expand the distribution base in the upcoming year.

     Several effective and efficient programs designed to build consumer awareness of the product line were implemented in the 1996 fiscal year. Among the most notable were a heavily-funded trade advertising campaign geared to various health professionals and a comprehensive couponing program that offered purchase incentives to consumers. The trade advertising generated thousands of requests for patient samples and patient pamphlets on the products.

     The ORATEST(TM) product was introduced in Canada during the third quarter of 1993. The demographics of Canada enabled the Company to test various marketing strategies in connection with the introduction of ORATEST(TM). Through test marketing, the Company acquired information regarding insurance coverage, training tapes, advertising, public relations and the perspective of dentists and other professionals. The Company believes that this knowledge will be invaluable as the Company prepares for the introduction of the ORATEST(TM) product in the EU and the United States.

     The marketing effort for ORATEST(TM) in Canada has been a multilevel strategy designed to educate patients, dentists, specialists and staff on the accuracy of the ORATEST(TM) product and the strong benefits of the early detection of oral cancer. Health professionals have become aware of ORATEST(TM) through a synergistic approach which includes medical conventions, direct mail, journal advertising and some timely (independently authored) articles on the impact of oral cancer and the benefits of early intervention. The Company has also been able to place educational advertisements discussing the ORATEST(TM) product adjacent to oral cancer articles in leading Canadian dental publications.

MANUFACTURING AND DISTRIBUTION

     The Company employs outside manufacturers to produce and package all of its products. Universal Packaging Systems ("Universal") of Chino, California manufactures ZILACTIN(R), ZILACTIN(R)-L and ZILACTIN(R)-B; Arizona Natural Resources of Phoenix, Arizona manufactures ZILACTIN(R)-LIP, and Clinipad Corporation ("Clinipad") of Charlotte, North Carolina manufactures all sample packets. The Company places orders with each supplier based on its anticipated needs for the products. Packaging components are supplied to each manufacturer by the Company.

     In March 1993, the Company entered into an agreement with the Germiphene Corporation ("Germiphene") of Brantford, Ontario, Canada, for the manufacture and sale of the ORATEST(TM) product. Germiphene produces and packages the ORATEST(TM) product at its facility and handles the marketing to Canadian dentists and physicians. Germiphene also produces and packages the ORATEST(TM) product under the ORASCREEN(TM) name for distribution in the UK by the Company's licensee, Block Drug, Inc. The Company has also identified a US-based company with the capacity to manufacture the ORATEST(TM) kits. See "Business - Licensing"

     In order to ensure an available and stable supply of toluidine blue, the active ingredient in the ORATEST(TM) product, the Company established its own manufacturing facility. In 1995, the Company leased a facility and hired a chemist to oversee the project. This manufacturing facility is now operating in accordance with "Good Manufacturing Practices" and the rules and regulations of the FDA as confirmed by experienced industry consultants. The FDA has made an appointment to inspect the facility. The Company is confident that the facility will pass inspection. Several test batches of toluidine blue have already been prepared at the Company's manufacturing facility and all have met the specifications given the FDA with regard to the finished active ingredient.

     With respect to the ingredients for the Company's products other than ORATEST(TM), the Company does not anticipate any difficulty in obtaining the ingredients necessary for the manufacture of such products because such ingredients are readily available from numerous sources. In the event that any vendor is unable to continue the manufacture of the Company's products, the Company has other qualified manufacturers who are prepared to assist the Company with its manufacturing needs.

     In general, all the Company's products are shipped by the respective manufacturers to the Company's facilities in Phoenix, Arizona where they are warehoused and distributed to pharmaceutical wholesalers, drug and food store chains, dentists and other customers. Because the Company maintains an inventory of the products from which the Company fills orders, the Company does not have and has not had a backlog of customer orders.

     The Company has engaged the services of twenty-two independent sales representatives to handle the solicitation of orders for its products primarily from pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers and convenience stores. These representatives are compensated solely on a commission basis, receiving a 7 1/2% commission on their sales of the products as compensation for their sales efforts. Company personnel periodically accompany these representatives on calls to key accounts. The Company has a salaried Director of Sales to manage and coordinate the independent sales representatives.

     Sales to McKesson Corporation ("McKesson"), a wholesale distributor, accounted for approximately 12.0% of total revenues in fiscal year 1996. McKesson is a distributor with approximately 36 locations nationwide. If McKesson were to discontinue the distribution of the Company's products, the Company believes that other distributors would increase their purchases. No other customer of the Company accounted for more than 10% of the Company's total revenues during the 1996 fiscal year.

COMPETITION

     The pharmaceutical industry is highly competitive. A number of companies, almost all of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products that may compete with the Company's products. The pharmaceutical industry is characterized by extensive and ongoing research efforts, which may result in development by other companies of products comparable or superior to any that are now on the market including those sold by the Company.

     The Company is unaware of any products currently on the market that provide treatment as effective as ZILACTIN(R), ZILACTIN(R)-B and ZILACTIN(R)-L for the treatment of their indicated uses. Although there can be no assurance in this regard, management of the Company believes that there is a substantial potential demand for products that are effective in the treatment of these conditions. Based upon clinical studies and comments received by the Company from physicians and dentists, management believes that its products will be able to meet much of that demand.

     Numerous products exist for treatment of HSV I symptoms (i.e., cold sores, fever blisters), including the following products: Orajel and Tanac by Commerce Drug Company, Herpicin-L by Campbell Laboratories, Inc., Proxigel by Reed and Carnrick, and Carmex by Carma Lab, Inc. The Company does not believe that any of these treatments have achieved a dominant market share. Based upon clinical studies and clinical observations, the Company believes that ZILACTIN(R), ZILACTIN(R)-B and ZILACTIN(R)-L will provide more effective symptomatic relief of HSV I infections than the treatments of the Company's competitors.

     ORATEST(TM), which the Company believes to be the world's first commercial oral cancer diagnostic, was introduced in Canada in May 1993 and in Australia in August 1993. During the 1995 fiscal year, the Company entered into a license agreement for the distribution of the ORATEST(TM) product in the United Kingdom (under the name ORASCREEN(TM)) and in other countries in the EU plus Australia and New Zealand. The introduction of the ORATEST(TM) product in the United States will begin as soon as FDA approval is obtained.

     The Company relies on outside sources for its research and development needs in much the same manner as its outside manufacturers. The research takes one of two forms: clinical or laboratory development. Clinical studies currently are under way at fourteen facilities on the use of the ORATEST(TM) product as an oral cancer diagnostic and a site delineation device for biopsy and surgical excision. These studies are being conducted by universities and public and Veteran Administration facilities.

LICENSING

     In certain instances the Company has expanded the distribution of its products by licensing certain of its patents to other companies. In 1990, the Company licensed Bausch & Lomb to distribute the Company's entire oral care line (except for ORATEST(TM)) in markets outside of the United States with the right to use the same names, formulas and packaging used by the Company. ZILACTIN(R) was introduced by Bausch & Lomb in Canada in January 1991 and, under the terms of the licensing agreement, the Company receives royalty payments based upon a percentage of the licensed products' net sales. This agreement terminates upon the expiration of the Company's patents, unless terminated earlier by the parties in accordance with the terms of the agreement. Since 1990, the Company and Bausch & Lomb have amended this agreement in a manner that limits Bausch & Lomb's distribution rights to Canada. Consequently, the Company now has the ability to expand the distribution of its products in other international markets.

     In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and processes embodying the formulation and the application of the ORATEST(TM) product. The Company is obligated to pay royalties to the NTIS based upon certain usages of the ORATEST(TM) product. During the 1995 fiscal year, the Company entered into a licensing agreement with Block Drug Company, Inc. ("Block") pursuant to which Block was given the right to manufacture and sell ORATEST(TM) in certain markets not previously pursued by the Company. The Company will receive from Block royalties equal to a set percentage of the net sales of ORATEST(TM) by Block.

     On January 18, 1996, the Company entered into an agreement in which The Procter & Gamble Company ("P&G") agreed to market and distribute ORATEST(TM) in the United States and 55 other countries worldwide, pending needed regulatory approvals. On April 3, 1996, P&G informed the Company that it was exercising its rights to terminate such agreement. Such termination was effective on July 1, 1996. P&G informed the Company that its decision to terminate the agreement was based upon P&G's decision to refocus its resources on its core product line.

     Under the terms of its agreement with Zila, P&G had the right to terminate such agreement upon 90-days written notice. Notwithstanding such termination, P&G was required to pay certain nonrefundable licensing fees to Zila during the 90-day termination period. Based upon the decision of P&G to terminate its agreement with Zila, Zila began to consider other alternatives to market the ORATEST(TM) product. In this regard, Zila entered into a merger agreement with Bio-Dental. See "Business - Merger with Bio-Dental Technologies Corporation."

EMPLOYEES

     The Company currently employs twenty-one persons on a full-time basis: four executive officers; three persons in accounting; two persons in purchasing, product distribution and inventory control; three clerical persons; four persons in manufacturing and product development, and five persons in marketing and sales.

MERGER WITH BIO-DENTAL TECHNOLOGIES CORPORATION

     Summary. The Company has entered into a Merger Agreement dated August 8, 1996 with Bio-Dental Technologies Corporation ("Bio-Dental") pursuant to which Bio-Dental would merge (the "Merger") into a specially-created, wholly owned subsidiary of Zila (the "Merger Sub"). Bio-Dental is a dental supply company which, through its wholly owned subsidiaries, markets and distributes a broad range of professional dental supplies and computer-based dental technology systems.

         Upon the Effective Date (defined below) of the Merger: (i) Bio-Dental will become a wholly-owned subsidiary of Zila; (ii) the stockholders of Bio-Dental, by such merger, will become stockholders of Zila, as each presently outstanding share of common stock, $.01 par value, of Bio-Dental (the "Bio-Dental Common Stock") will be converted into 0.825 shares of the common stock, $.001 par value, of Zila (the "Common Stock"); provided that if the average closing bid price for Common Stock as reported by The Nasdaq SmallCap Market during the ten trading days ending on the trading day that is five trading days prior to the closing date of the Merger (the "Calculation Period") is less than $6.00 per share, each share of Bio-Dental Common Stock will be converted into a number of shares of Common Stock that is equivalent in value to $4.95 as calculated based on the average closing bid price for Common Stock as reported by The Nasdaq SmallCap Market during the Calculation Period, and provided further that if the average closing bid price for Common Stock as reported by The Nasdaq SmallCap Market during the Calculation Period is greater than $7.75 per share, each share of Bio-Dental Common Stock will be converted into the greater of (A) 0.75 shares of Common Stock, or (B) a number of shares of Common Stock that is equivalent in value to $6.39 as calculated based on the average closing bid price for Common Stock as reported by The Nasdaq SmallCap Market during the calculation period; (iii) each outstanding option to purchase Bio-Dental Common Stock will be converted into an option to purchase a number of shares of Common Stock equal to the number of shares of Common Stock which the holder of such option would have received in the Merger in exchange for the shares of Bio-Dental Common Stock subject to such option if such option had been exercised immediately prior to the Effective Date, at an exercise price per share determined by dividing the exercise price per share of Bio-Dental Common Stock subject to such option, as in effect immediately prior to the Effective Date, by a fraction the numerator of which is the number of shares of Common Stock subject to such option immediately after the Effective Date and the denominator of which is the number of shares of Bio-Dental Common Stock subject to such option immediately prior to the Effective Date and rounding the resulting per-share exercise price up to the nearest whole cent; and (iv) the separate existence of the Merger Sub (except as may be continued by operation of law) shall cease, and Bio-Dental shall continue as the surviving corporation. The "Effective Date" shall be the date that the Articles of Merger are filed with and approved by the Delaware Secretary of State and the California Secretary of State.

         Following the Merger, Zila will continue the present operations of Bio-Dental under the name "Bio-Dental Technologies Corporation" or such other name as may be determined.

     Reasons for the Merger. In the discussions that led to the signing of the Merger Agreement, Zila and Bio-Dental identified a number of potential joint benefits resulting from the Merger, as well as a number of benefits to Zila and Bio-Dental individually. The potential benefits of the Merger accruing to both Zila and Bio-Dental include: (i) improved sales performance as a result of greater financial strength and stability; (ii) mutual benefits resulting from the distribution of Zila's oral cancer diagnostic, ORATEST(TM), if FDA approval is received; (iii) the combination of complementary businesses and resources; (iv) improved competitive position through increased revenues and resources; (v) enhanced ability to attract and retain skilled employees; (vi) cost savings through economies of scale resulting from a combined company with greater revenues and resources; and (vii) the elimination of redundancies which result from the separate existence of two public companies and the achievement of cost savings as a result.

     In addition to the potential benefits described above, the Board of Directors of Zila identified a number of potential benefits accruing to Zila individually as a result of the Merger, including: (i) the opportunity to utilize Bio-Dental's existing marketing and distribution resources; (ii) the opportunity to increase the sales of Zila products to dental health care professionals served by Bio-Dental; (iii) diversification of Zila's businesses and product offerings; and (iv) cost savings through increased vertical integration of Zila's business. The Board of Directors of Zila also considered a number of other factors in its deliberations concerning the Merger.

         The potential benefits of the Merger to Zila and Bio-Dental depend to a substantial degree upon the ability of Zila and Bio-Dental to market and distribute ORATEST(TM) in the United States. Zila has not yet received FDA approval for the sale of ORATEST(TM) in the United States, and there can be no assurance that such approval will be received. If the FDA does not approve ORATEST(TM) for sale in the United States, it may be difficult or impossible for Zila and Bio-Dental to realize many of the potential benefits of the Merger.

     Potential Adverse Consequences of Merger. Notwithstanding the belief of the Boards of Directors of Zila and Bio-Dental regarding the potential benefits of the Merger, stockholders should realize that there may be certain negative consequences of the Merger. The integration of the businesses of Bio-Dental and Zila will require substantial attention of the companies' management, and the diversion of the attention of management from other aspects of the companies' businesses, and any difficulties encountered in the implementation process, could have an adverse impact on the businesses of Zila and Bio-Dental. In addition, the issuance of Common Stock in connection with the Merger will have a dilutive effect on existing Common Stock, and there is no assurance that the Merger will result in sufficient revenue growth or other business synergies to offset such dilutive effect.

     Stockholder Approval. The affirmative vote of the holders of a majority of the outstanding shares of Bio-Dental Common Stock is required for adoption of the Merger Agreement. The close of business on September 6, 1996 has been fixed by Bio-Dental's Board of Directors as the record date for determination of the holders of Bio-Dental Common Stock entitled to notice of and to vote. On such date, there were 6,444,400 shares of Bio-Dental Common Stock outstanding. Bio-Dental's present directors and officers (and their affiliates) control approximately 5.3 percent of the outstanding Bio-Dental Common Stock and have agreed to vote such stock FOR approval of the Merger Agreement and the Merger. The Zila stockholders are not required to approve the Merger.

     Conditions to the Merger. In addition to the requirement that the approval of the stockholders of Bio-Dental be received, consummation of the Merger is subject to a number of other conditions that, if not satisfied or waived, may cause the Merger not to be consummated and the Merger Agreement to be terminated. Each party's obligation to consummate the Merger is conditioned upon, among other things, the accuracy of the other party's representations, the other party's performance of its covenants, the absence of a material adverse change with respect to the other party, favorable legal opinions (including opinions to the effect that the Merger will be treated for federal income tax purposes as a tax-free reorganization), and the absence of legal action preventing consummation of the Merger.

     Zila's obligation to consummate the Merger will be further conditioned upon
(i) the Merger being accounted for as a "pooling of interests," and (ii) holders of no more than five percent (5%) of the Bio-Dental Common Stock being eligible to exercise dissenters' rights of appraisal under California law. See "Accounting Treatment."

     Options. Upon consummation of the Merger, each outstanding option to purchase Bio-Dental Common Stock will be converted into an option to purchase a number of shares of Common Stock, at an exercise price per share, determined pursuant to an established formula.

     Termination and Break-up Fees. The Merger Agreement may be terminated by mutual agreement of both parties or by either party (i) as a result of a material breach by the other party of any covenant or agreement set forth in the Merger Agreement; (ii) if the timely satisfaction of any of its conditions for closing the Merger has become impossible; (iii) if any of its closing conditions have not been satisfied at the "Scheduled Closing Time" (as defined below); or
(iv) if the Closing has not taken place on or before the "Final Date" (as defined below).

         The term "Scheduled Closing Time" is defined in the Merger Agreement as a date to be mutually agreed upon by Zila and Bio-Dental which shall be no later than the third business day following the BioDental shareholder meeting. The term "Final Date" is defined in the Merger Agreement as March 15, 1997, except that if a temporary, preliminary or permanent injunction or other order by any federal or state court that would prohibit or otherwise restrain consummation of the Merger is issued and in effect on such date, and such injunction has not become final and nonappealable, either Bio-Dental or Zila may, by giving the other written notice there of on or prior to March 15, 1997, extend the time for consummation of the Merger up to and including the earlier of the date such injunction becomes final and nonappealable or May 15, 1997, so long as Bio-Dental or Zila shall, at its own expense, use its best efforts to have such injunction dissolved.

         In the event of a termination by Bio-Dental of the Merger Agreement due to the failure of certain closing conditions deemed by the parties to be within Zila's reasonable control, Zila would be required to pay Bio-Dental the greater of (i) the amount of Bio-Dental's documented out of pocket costs and expenses incurred through the date of termination in connection with the Merger Agreement and the transactions contemplated thereby, or (ii) $100,000. In the event of a termination by Zila, due to the failure of any of certain conditions deemed by the parties to be within Bio-Dental's reasonable control,

Bio-Dental would be required to pay Zila the greater of (i) the amount of Zila's documented out of pocket costs and expenses incurred through the date of termination in connection with the Merger Agreement and the transactions contemplated thereby, or (ii) $100,000. In addition, Bio-Dental would be required to pay Zila the amount set forth in the preceding sentence if Bio-Dental's stockholders fail to approve the Merger by sufficient votes to preclude the possibility of more than five percent (5%) of the shares of Bio-Dental Common Stock becoming dissenting shares and (i) Bio-Dental's Board of Directors failed to recommend the Merger or withdrew its recommendation or (ii) a third party announced its intention to acquire Bio-Dental prior to the Bio-Dental stockholders' vote on the Merger.

     Accounting Treatment. The Merger is intended to be treated as a pooling of interests for accounting purposes. In connection with the Merger, Zila is to receive an opinion from Deloitte & Touche LLP, the independent accountants for Zila, that the Merger should be accounted for as a pooling of interests. Zila's obligation to consummate the Merger is conditioned upon, among other things, this accounting treatment. The Company is seeking preclearance approval from the Securities and Exchange Commission that certain transactions by Bio-Dental will not preclude accounting for the merger as a pooling of interests. The Securities and Exchange Commission is reviewing information supplied by the Company and Bio-Dental, but has not yet rendered a final determination.

RISKS AND UNCERTAINTIES

     No Assurance of Profitable Operations. For the fiscal years ended July 31, 1996, 1995 and 1994, Zila had net losses of $827,337, $862,920 and $995,205, respectively, compared with net income of $369 949 for the fiscal year ended July 31, 1993. Zila has had profitable operations ln only one of its last four fiscal years. There can be no assurance that Zila, or the combined companies (if the Merger is consummated) will, in the future, return to profitability or that Zila's plan for expanded operations of the combined entities will be successful.

     Competition; Research and Development. The pharmaceutical industry is highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacity than Zila, are actively engaged in the development of products similar to those products produced and marketed by Zila. Zila relies on outside sources for its on-going research and development needs in much the same manner as Zila relies on outside sources for manufacturing. The pharmaceutical industry is characterized by extensive and on-going research efforts. Other companies may succeed in developing products superior to those marketed by Zila. Such companies may even succeed in developing a cure for the herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as Zila's product ZILACTIN(R).

     ORATEST(TM) Approval. Zila has not yet received FDA approval for ORATEST(TM), and management is unable at this time to determine whether such FDA approval may be forthcoming or, if so, when ORATEST(TM) may begin to be marketed in the United States. If the FDA does not approve ORATEST(TM) for the United States market, it could have a material adverse effect on the business of Zila and, following the Merger (if the Merger is consummated), Bio-Dental, and the market price for Common Stock would likely be materially adversely affected as well. In addition, Zila has made a significant financial investment to secure FDA approval of ORATEST(TM) and to prepare for the introduction of ORATEST(TM) to the United States market, and failure of the FDA to approve ORATEST(TM) would make it impossible fOR Zila to recoup this investment through sales of ORATEST(TM) in the United States. If FDA approval OF ORATEST(TM) is not received, it would also make it difficult or impossible for Zila and Bio-Dental To achieve many of the benefits of the Merger.

     Combination of the Companies. If the Merger is consummated, the combination of the businesses of Zila and Bio-Dental will require substantial dedication of management resources, which will temporarily distract attention from the day-to-day businesses of the combined company. There can be no assurance that the combination will be completed without disrupting Zila's and Bio-Dental's businesses. Should Zila and Bio-Dental not be able to combine their businesses in a timely and coordinated fashion, it could have a material adverse impact on operating results. Moreover, the ability of the combined company to retain key management, technical, sales and marketing personnel will be critical to the combined company's future operations. In addition, the anticipated combination of the two companies may cause uncertainties, hesitation and possible dissatisfaction among customers and potential customers of Zila or Bio-Dental.

     Dependence on Proprietary Rights. Zila relies on a combination of patent, copyright trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications and intends to seek additional patent applications as it deems appropriate. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover Zila's products or to effectively limit competition against Zila. In addition, there can be no assurance that any patents that may be issued to Zila will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to, or effectively limit competition against, Zila. Zila also has a number of trademarks. There can be no assurance that litigation with respect to trademarks will not result from the use of registered or common law marks, or that, if litigation against Zila were successful, any resulting loss of the right to use a trademark would not reduce sales of Zila's products in addition to the possibility of a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult, and there can be no assurance that Zila's efforts will be successful. In addition, the laws of certain foreign countries may not protect the proprietary rights of Zila to the same extent as do the laws of the United States.

     Possible Claims Relating to Products. Zila could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with which it has entered into manufacturing agreements. Zila maintains product liability insurance coverage for claims arising from the use of all its products. However, there can be no assurance that Zila will not be subject to product liability claims in excess of its insurance coverage. Any significant product liability claims not within the scope of Zila's insurance coverage could have a material adverse effect on Zila.

     Possible Volatility of Common Stock Price. The market price for Common Stock has fluctuated significantly in the past. Management of Zila believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Zila and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. Zila anticipates that the market price for Common Stock may continue to be volatile.

ADDITIONAL INFORMATION

     On December 27, 1993, the Company announced that it had signed a letter of intent to acquire Oxycal Laboratories, Inc., a privately held company located in Prescott, Arizona. The Company expected to finalize the terms of the acquisition during the fourth fiscal quarter of 1994; however, due to certain events outside of the Company's control, the acquisition has not been consummated. This acquisition has been put on hold due to the Company's potential merger with Bio-Dental. There can be no assurances that discussion regarding the Oxycal Laboratories acquisition will resume or that it will be successfully consummated.

ITEM 2.       PROPERTIES

     On January 4, 1991, the Company purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. The Company moved its corporate headquarters to this location on February 8, 1991. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company has refinanced the mortgage which matured April 1, 1996 with Bank One, Arizona (the "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at the Bank's prime rate plus two and one quarter percent (2.25%), to move with prime on a daily basis. Within the first twelve months of refinancing, the Company has the option to convert to a fixed rate of four and one quarter percent (4.25%) over the Treasury rate. The refinanced mortgage loan is amortized over 20 years and is due on April 1, 2001.

     The Company also leases 3,502 square feet for a manufacturing facility in Phoenix, Arizona. This facility will produce toluidine blue which will be used in the manufacture of ORATEST(TM). The facility is leased under a three year agreement which expires April 30, 1999, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $1,922. The Company does not currently intend to invest in any other plants or manufacturing facilities. The Company's products are currently manufactured by Universal, Clinipad, Arizona Natural Resources and Germiphene. Together with the Company's laboratory facilities, the Company believes that these manufacturers are capable of performing all necessary production functions. See "Item 1. Business-Manufacturing and Distribution."

ITEM 3.         LEGAL PROCEEDINGS

     Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-EHC. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent") which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to Zila's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company is vigorously prosecuting its claims for injunctive relief and damages against Colgate. The Court has denied Colgate's Motions for Summary Judgment that the Patent is invalid. The parties are completing pretrial procedures. The Court has scheduled a Pretrial Conference for November 4, 1996. It is expected that the Court will schedule the case for trial in early 1997.

         CTM. On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM Associates ("CTM") from Raymond J. Tucci ("Tucci"), one of the three directors and shareholders of CTM. On June 3, 1996, the Company announced that it acquired the remaining two-thirds of the outstanding shares of CTM. The only significant asset of CTM was its right to receive certain royalties from sales of ORATEST(TM) (formerly known as OraScan). Accordingly, the acquisition of CTM eliminates the Company's obligation to pay royalties to CTM equal to 7.5% of the revenues generated from sales of ORATEST(TM), as well as the elimination of monthly consulting fees and expenses of approximately $10,000 per month. The acquisition also results in a complete settlement of the litigation between CTM and the Company. As consideration for the acquisition of all of the CTM common stock, the Company issued a total of 869,118 shares of the Company's common stock, paid $125,000, and assumed certain liabilities of approximately $70,000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the information regarding the executive officers of the Company.

     Name                     Age           Position
     -----------------------------------------------
     Joseph Hines             68            President, Chief Executive Officer
                                            and Director

     Clarence J. Baudhuin     67            Executive Vice President of Finance and
                                            Administration, Treasurer and Director

     Edwin Pomerantz          66            Vice President - Regulatory & Technical
                                            Affairs

     Janice L. Backus         47            Vice President and Secretary

     Rocco Anselmo            47            Vice President and General Manager of
                                            Zila Pharmaceuticals.

     Joseph Hines has served as President and Chief Executive Officer of the Company since 1983. From 1976 until 1983, Mr. Hines owned and operated Desert Valley Companies, Inc., a management consulting firm headquartered in Phoenix, Arizona. From 1966 until 1976, Mr. Hines served as chief executive officer of several subsidiaries of Dart Industries, formerly Rexall Drug and Chemical Company.

     Clarence J. Baudhuin has served the Company in his present capacity since 1983. Mr. Baudhuin also served as Secretary of the Company until April 1989. From May 1981 until July 1983, Mr. Baudhuin acted as Senior Vice President of Finance for Mattel Toy Company. Prior to that time, Mr. Baudhuin was Senior Vice President of the Chemical-Plastics Group of Dart Industries. Mr. Baudhuin is a certified public accountant.

     Edwin Pomerantz joined the Company in March 1984 as Vice President of Marketing, in 1995 his title was changed to Vice President - Regulatory & Technical Affairs in order to better describe the duties performed by Mr. Pomerantz. From 1982 until 1984, Mr. Pomerantz was a partner and half-owner of Golden Memories, Inc., a company engaged in the photographic business. From 1975 to 1982, Mr. Pomerantz was Vice President for Family Record Plan, Inc., a photography business. Prior to 1975, Mr. Pomerantz held senior marketing management positions at Viviane Woodward Cosmetics, Chas. Pfizer & Company, Inc., Avon Products, Inc., and Rexall Drug and Chemical Company.

     Janice L. Backus has served as Secretary of the Company since April 1989 and in 1993 she was named a Vice President of the Company. From 1983 until April 1989, Ms. Backus served as Assistant Secretary of the Company. Ms. Backus has also served as the Assistant to the President since 1983. Prior to joining the Company, Ms. Backus held administrative and secretarial positions with the American Heart Association, Arizona Division, BX International and Century Capital Corporation.

        Rocco Anselmo has served as the Executive Vice President and General Manager of Zila Pharmaceuticals, Inc. a wholly owned subsidiary of the Zila since 1993. From 1983 to 1993, Mr. Anselmo held various positions with Oral-B Laboratories, Inc., most recently as General manager of Oral-B Labs International from 1991 to 1993. From 1972 to 1983, Mr. Anselmo held various sales and marketing positions with S.C. Johnson and Sterling Drug Company.

                                     PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

     Information regarding the market for Zila, Inc.'s common stock (the "Common Stock") and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low quotations in dollars per share for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

Fiscal Year Ended July 31, 1996                             High            Low
-------------------------------                             ----            ---
First Quarter                                               4 1/2          3 3/4

Second Quarter                                              5 7/8          3 3/4

Third Quarter                                              10 1/4          3 5/8

Fourth Quarter                                              9 1/8          6 3/8


Fiscal Year Ended July 31, 1995

First Quarter                                             $ 4 1/4          3 7/16

Second Quarter                                              3 5/8          2 7/8

Third Quarter                                               3 11/16        2 13/16

Fourth Quarter                                              4 3/8          3

     The number of stockholders of record of the Common Stock as of July 31, 1996 and September 30, 1996 were approximately 3,022 and 2,977, respectively. There are no shares of the Company's preferred stock outstanding.

     The Company has not paid dividends on the Common Stock. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any future dividends will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, earnings and liquidity of the Company as well as other factors the Company's Board of Directors may deem relevant.

ITEM 6.        SELECTED FINANCIAL DATA (NOT COVERED BY INDEPENDENT AUDITORS'
               REPORTS)

     The following tables summarize selected financial data from the Company's financial statements and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The financial statements for the fiscal years ended July 31, 1994 through 1996 were audited by Deloitte & Touche LLP, independent certified public accountants . The consolidated balance sheets as of July 31, 1996 and 1995, and the consolidated statements of operations for each of the three years in the period ended July 31, 1996 and the independent auditor's report of Deloitte & Touche LLP thereon, are included in Item 8 of this Form 10-K. The selected financial data for the fiscal years ended July 31, 1992 and 1993 was derived from audited financial statements.

                                                                           Fiscal Year Ended July 31
Statement of Operations Data                1996                1995                1994                1993                1992
----------------------------                ----                ----                ----                ----                ----
Net Sales                           $  5,978,131        $  5,147,667        $  4,123,297        $  4,977,714        $  3,518,610
Licensing fees and royalty revenue       865,415             290,955              66,613              63,643              83,254
Net Income (Loss)                   $   (827,337)       $   (862,920)       $   (995,205)       $    369,949            (239,345)
Net Income (Loss) Per Share                (0.03)              (0.04)              (0.04)               0.02               (0.01)

                                                                             At July 31

Balance Sheet Data                          1996                1995                1994                1993                1992
------------------                          ----                ----                ----                ----                ----
Current Assets                      $  2,300,036        $  2,484,312        $  2,555,766        $  3,212,503        $  2,172,418
Current Liabilities                   (1,252,654)           (643,775)           (592,841)           (370,940)           (340,851)
Total Assets                          12,030,306           4,179,740           4,150,866           4,555,378           3,331,133
Long-term Debt*                         (382,006)           (412,502)           (421,275)           (429,069)           (435,993)
Total Liabilities                     (1,634,660)         (1,056,277)         (1,014,116)           (800,009)           (776,844)
Shareholders' Equity                 (10,395,646)         (3,123,463)         (3,136,750)         (3,755,369)         (2,554,289)

* Long-term debt consists of a mortgage note bearing interest at the Bank's prime rate plus two and one quarter percent (2.25%), to move with prime on a daily basis. Within the first twelve months of refinancing, the Company has the option to convert to a fixed rate of four and one quarter percent (4.25%) over the Treasury rate. The note is collateralized by the Company's land and building. The refinanced mortgage loan is amortized over 20 years and is due on April 1, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements. The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those items described below and those described in Item 1 of this

Annual Report on Form 10-K under the heading "Risks and Uncertainties" and "Merger with BioDental Technologies Corporation" and in Item 3 "Legal Proceedings."

OPERATING RESULTS

     Fiscal year ended July 31, 1996. For the fiscal year ended July 31, 1996, the Company had a net loss of $827,337 compared to a net loss of $862,920 for 1995.

     Net sales during the 1996 fiscal year totaled $5,978,131 compared to net sales of $5,147,667 for the prior fiscal year, an increase of approximately 16.1%. This increase in net sales was primarily due to sales of ZILACTIN-B which have continued to increase since its introduction in the first quarter of fiscal year 1995. Cost of sales were $918,296 for the fiscal year ended July 31, 1996, a 9.3% increase from $840,377 for the fiscal year ended July 31, 1995. This increase is primarily due to increased sales volume during fiscal year 1996 as compared to fiscal year 1995. Cost of sales as a percentage of net sales decreased 0.9% to 15.4% during fiscal year 1996 as compared to 16.3% in fiscal year 1995. The decrease is attributable to the Company's continued efforts to control costs through volume price breaks and competitive purchases of packaging and other components.

     The Company incurred $6,381,784 of selling, general and administrative expenses during the fiscal year ended July 31, 1996, an increase of $1,203,864 over the fiscal year ended July 31, 1995. Administrative expenses during the fiscal year ended July 31, 1996 increased approximately $541,997 primarily due to travel and business expense, legal, shareholder expense, and amortization of the investment in CTM. Internal funding of product development increased by $528,232 from $1,259,441 for the fiscal year ended July 31, 1995 to $1,787,673 for the fiscal year ended July 31, 1996. This increase resulted from start-up manufacturing costs related to ORATEST(TM), and staffing and legal expenses arising out of the Company's efforts to prevent infringement of the ZILACTIN patents. For the 1996 fiscal year, marketing and sales expenses were $1,721,165 an increase of approximately $136,775 over the prior fiscal year. This increase is attributable primarily to advertising and promotional expenses. Expenses attributable to sales commissions, and freight charges increased by approximately $22,827 during the fiscal year ended July 31, 1996 as compared to the prior fiscal year primarily as a result of the Company's increased sales volume. Royalty expense for the fiscal year ended July 31, 1996 was $368,697 as compared to $287,984 for the prior fiscal year. The increase in royalty expense was due to increased sales volume.

     Investments in patents and licenses in the 1996 fiscal year were $226,117, an increase of $39,475 over the prior fiscal year. Investments in patents and licenses were primarily associated with the expenditures made by the Company in connection with seeking the necessary FDA approvals of the ORATEST(TM) product.

     Interest income for the fiscal year ended July 31, 1996 increased $5,893 from $49,542 in the prior fiscal year due primarily to stronger performance from the Company's investments. The Company's cash management program consists of investing funds in highly liquid United States government, corporate, and foreign government debt securities. The decrease in interest expense from $84,359 for the fiscal year ended July 31, 1995 to $55,873 for the 1996 fiscal year, was due to lower interest obligations on borrowings against the Company's line of credit and borrowings on short-term investments.

     Licensing fees and royalty revenues were $865,415 for fiscal year 1996 compared to $290,955 for the prior fiscal year. This increase was attributable to licensing of ORATEST(TM) in the United States by The Procter & Gamble Company ("P&G"). Included in such amounts for the fiscal year ended July 31, 1996, are $750,000 of non-refundable licensing fees that the Company received from P&G in connection with a licensing agreement between P&G and the Company, which agreement was terminated on April 3, 1996.

     Licensing expenses for the 1996 and 1995 fiscal years were $58,061 and $84,028, respectively. The decrease in licensing expenses was primarily attributable to lower royalty obligations payable by the Company.

     Fiscal year ended July 31, 1995. For the fiscal year ended July 31, 1995, the Company had a net loss of $862,920 compared to a net loss of $995,205 for 1994.

     Net sales during the 1995 fiscal year totaled $5,147,667 compared to net sales of $4,123,297 for the prior fiscal year. Net sales for fiscal year 1995 increased approximately 24.8% as compared to gross sales in fiscal 1994 primarily due to increases in distribution in food outlets and in market share in the drug stores of new ZILACTIN(R) products. Cost of sales were $840,377 (16.3% of sales) for the fiscal year ended July 31, 1995, a decrease from 16.5% in fiscal 1994. This decrease is primarily due to changes in product mix.

     Licensing fees and royalty revenues were $290,955 for fiscal year 1995 compared to $66,613 for the prior fiscal year. Licensing expenses for such fiscal years were $84,028 and $5,648, respectively. The increased licensing fees, royalty revenue and related expenses were primarily attributable to the negotiation of an agreement with Stafford-Miller, a subsidiary of Block Drug Company, Inc., to market the ORATEST(TM) product in the United Kingdom.

     The Company incurred $5,177,920 of selling, general and administrative expenses during the fiscal year ended July 31, 1995, an increase of $931,366 over the fiscal year ended July 31, 1994. Administrative expenses during the fiscal year ended July 31, 1995 increased approximately $161,877 primarily due to licensing expenses, travel and business expense, legal and shareholder expenses. Internal funding of product development increased $632,584 as compared to the prior year. This increase resulted from staffing, product evaluation expense, patent protection, and funding of ORATEST(TM) research. For the 1995 fiscal year, marketing and sales expenses increased approximately $117,934 primarily as a result of advertising and promotional expenses. Expenses attributable to sales commissions, and freight charges increased by approximately $18,971 during the fiscal year ended July 31, 1995 as compared to the prior fiscal year primarily as a result of the Company's increased sales volume. Royalty expense for the fiscal year ended July 31, 1995 was $287,984 as compared to $214,091 for the prior fiscal year. The increase in royalty expense was due to increased sales volume.

     In addition, during the 1995 fiscal year approximately $10,500 of marketing expenses that would have otherwise been funded by the Company, were funded or accrued by DZ Partners II pursuant to an agreement between the Company and DZ Partners II. This is a significant decrease from the prior fiscal year when DZ Partners II funded or accrued approximately $810,000 of marketing expenses. These marketing funds were used primarily for the introduction of certain new products of the Company. Accordingly, the Company believes that it was more important to use the majority of these limited funds for the introduction of the new products during the 1993 and 1994 fiscal years.

     Investments in patents and licenses in the 1995 fiscal year were $186,642, a decrease of $72,648 over the prior fiscal year. Investments in patents and licenses were primarily associated with the expenditures made by the Company in connection with seeking the necessary FDA approvals of the ORATEST(TM) product.

     Interest income for the fiscal year ended July 31, 1995 decreased to $49,542 from $58,173 in the prior fiscal year due primarily to smaller investment balances. The Company's cash management program consists of investing funds in highly liquid United States government, corporate, and foreign government debt securities. The increase in interest expense from $54,536 for the fiscal year ended July 31, 1994 to $84,359 for the 1995 fiscal year, was due to additional interest obligations on borrowings against the Company's line of credit and borrowings on short-term investments.

     Fiscal year ended July 31, 1994. For the fiscal year ended July 31, 1994, the Company had a net loss of $995,205 compared to net income of $369,949 for 1993.

     Net sales during the 1994 fiscal year totaled $4,123,297 compared to net sales of $4,977,714 for the 1993 fiscal year. Domestic net sales for fiscal year 1994 decreased approximately 6.8% as compared to domestic net sales in fiscal 1993. Overall net sales for fiscal year 1994 were lower as compared to fiscal year 1993 primarily as a result of non-recurring sales to overseas customers, diverter problems attributable to such overseas sales, and a non-recurring sale of discontinued product during fiscal year 1993. The non-recurring sales accounted for approximately 65.7% of the decrease in sales during fiscal year 1994. The balance of the decrease is due primarily to a reduction of product sales. Cost of sales were $678,530 (16.5% of sales) during the year. The decrease in cost of sales, from 17.0% in fiscal 1993, is primarily due to changes in product mix. Also affecting the cost of sales percentage for fiscal year ended July 31, 1993, were overseas sales of product at introductory discounts and the sale of discontinued product at a discount in exchange for prepaid advertising.

     The Company incurred $4,246,554 of selling, general and administrative expenses during the fiscal year ended July 31, 1994, an increase of $716,802 over the fiscal year ended July 31, 1993. Administrative expenses during the fiscal year ended July 31, 1994 increased approximately $193,284 primarily due to staffing, higher personnel costs, insurance and staff relocation. Internal funding of product development also increased $395,973 as compared to the 1993 fiscal year. This increase resulted from staffing, product evaluation expense, patent protection, and funding of the ORATEST(TM) research. For the 1994 fiscal year, marketing and sales expenses increased approximately $140,348, primarily as a result of staffing, promotional expenses, and marketing expenses for support of ORATEST(TM) sales in Canada. Expenses attributable to sales commissions and freight charges decreased by approximately $12,803 during the fiscal year ended July 31, 1994 as compared to the 1993 fiscal year primarily as a result of the Company's decreased sales volume.

     In addition, during the 1994 fiscal year, approximately $810,000 of marketing expenses related to the introduction of PERIGEL(R), DERMAFLEX(TM) and ORATEST(TM), that would have otherwise been funded by the Company, were funded or accrued by DZ Partners II pursuant to an agreement between the Company and DZ Partners II.

     Investments in patents and licenses in the 1994 fiscal year were $259,290, an increase of $52,389 over the 1993 fiscal year. Investments in patents and licenses were primarily associated with the expenditures made by the Company in connection with seeking the necessary FDA approvals of the ORATEST(TM) product.

     Interest income increased to $58,173 from $38,558 in the 1993 fiscal year due primarily to the Company's cash management program of investing funds into highly liquid United States government, corporate, and foreign government debt securities. The Company's investments in debt securities experienced an unrealized loss on investments of approximately $30,000, as a result of increasing interest rates. The increase in interest expense from $52,544 to $54,536 during the 1994 fiscal year, was due to additional interest obligations from the Company's line of credit. Royalty revenues from Bausch & Lomb and MGI Pharma, Inc. were $66,613 for fiscal year 1994 compared to $63,643 for the 1993 fiscal year. Licensing expenses for such fiscal years were $5,648 and $6,459, respectively. The increased royalty revenues were primarily attributable to an increase in the minimum royalties for fiscal year 1994 from Bausch & Lomb. Licensing expenses during fiscal year 1994 decreased as compared to the 1993 fiscal year due to legal expenses relating to amending the MGI Pharma agreement in fiscal year 1993.

INFLATION

     Inflation has had no material effect on the Company's operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

       At July 31, 1996, the Company had net working capital of $1,047,382, and its current ratio (the ratio of current assets to current liabilities) was 1.8 to 1. At July 31, 1995, the Company had net working capital of $1,840,537 and its current ratio was 3.9 to 1. This decrease in the current ratio was due primarily to the additional obligations incurred to fund ORATEST(TM) development and clinical studies and the legal expenses associated with patent infringement actions by the Company. (See Notes to the Company's Consolidated Financial Statements set forth in Item 8).

     Accounts receivable at July 31, 1996 were $824,591, consisting of $35,000 in licensing fee and royalty receivables, $129,319 in receivables related to the termination of the licensing agreement with the Procter & Gamble Company and $660,272 in trade accounts receivable as compared to accounts receivable at July 31, 1995 of $839,307 which consisted of $135,000 in licensing fee and royalty receivables and $704,307 in trade accounts receivable. Trade accounts receivable as a percentage of quarterly net sales of $1,594,236 were 41.4% at July 31, 1996 as compared to 52.8% at July 31, 1995 which had quarterly net sales of $1,334,493. There continues to be an emphasis on strong credit management.

     At July 31, 1996, the Company had inventories of $398,976, an increase of $195,329 from inventories at July 31, 1995. The increase is primarily due to a build up of components and finished goods for new products and depleted inventory levels at July 31, 1995 due to sales exceeding forecasted demand. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

     As of July 31, 1996, the Company had no material commitments for capital expenditures. However, the Company will continue to seek FDA approval of ORATEST(TM) and in connection therewith the Company believes that approximately $100,000 of additional capital will be necessary to receive such approval. Other than the funds necessary for FDA approval of the ORATEST(TM) product and for litigation expenses for the Colgate-Palmolive litigation, the Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity. (See Note 6 to the Notes to the Consolidated Financial Statements set forth in Item 8.)

     On January 4, 1991, the Company purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company has refinanced the mortgage which matured April 1, 1996 with Bank One, Arizona (the "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at the Bank's prime rate plus two and one quarter percent (2.25%), to move with prime on a daily basis. Within the first twelve months of refinancing, the Company has the option to convert to a fixed rate of four and one quarter percent (4.25%) over the Treasury rate. The refinanced mortgage loan is amortized over 20 years and is due on April 1, 2001.

     The Company also leases 3,502 square feet for a manufacturing facility in Phoenix, Arizona. This facility will produce toluidine blue which will be used in the manufacture of ORATEST(TM). The facility is leased under a three year agreement which expires April 30, 1999, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $1,922.

     Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion. In anticipation of these potential requirements, the Company has obtained a $250,000 line of credit from Bank One, Arizona, NA, which is secured by trade accounts receivable, inventories and rights to payment. This line of credit expires in April of 1997. Interest is payable monthly on the unpaid balance outstanding at the rate of one and three quarters percent (1.75%) over the "prime rate" of interest charged by the bank. At July 31, 1996, the Company had no borrowings against the line of credit. The Company also has the availability of additional financing by borrowing against the Company's short-term investments. At July 31, 1996, the Company had no borrowings against its short-term investments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information respecting the directors of the Company is incorporated herein by reference to the "Election of Directors" and the "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 12, 1996. Information respecting the executive officers of the Company is set forth at
Part I of this Form 10-K Report.

ITEM 11.       EXECUTIVE COMPENSATION

     Information responsive to this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 12, 1996.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to the "Principal Stockholders and Stockholdings of Management" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 12, 1996.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item is incorporated herein by reference to the "Certain Transactions" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 12, 1996.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)                    Financial Statements.                               Page or
                                                                         Method of Filing
                                                                         ----------------
            (1)     Report of Deloitte & Touche LLP                       Filed herewith

            (2)     Consolidated Financial Statements and Notes           Filed herewith
                    thereto of the Company including Consolidated
                    Balance Sheets as of July 31, 1996 and 1995
                    and related Consolidated Statements of Operations,
                    Shareholders' Equity, and Cash Flows for each of
                    the years in the three-year period ended
                    July 31, 1996.

  (b)                       Financial Statement Schedules.

            (1)     Report of Deloitte & Touche LLP as to                 Filed herewith
                    Financial Statement Schedules for fiscal years
                    ended July 31, 1996, 1995 and 1994

            (2)     Schedule II - Valuation and Qualifying                Filed herewith
                    Accounts

(c) Exhibits. The following exhibits are filed as part of this Report.

Exhibit
Number       Description                                            Page or Method of Filing
------       -----------                                            ------------------------
2            Merger Agreement dated August 8, 1996 among Zila, Inc.           A
             Bio-Dental Technologies Corporation and Zila Merger
             Corporation

3-A          Certificate of Incorporation, as amended                         B

3-B          Bylaws                                                           B

4-A      Specimen Stock Certificate                                     B

4-C      Specimen Warrant Certificate                                   C

10-A     Revolving Line of Credit Loan Agreement dated April 8,         D
         1991 between Zila, Inc. and The Valley National Bank of
         Arizona

10-B#    Stock Option Award Plan (as amended through April 10,          E
         1991)

10-C#    Non-Employee Directors Stock Option Plan (as amended           E
         through April 10, 1991)

10-D     License Agreement dated February 5, 1990 between Zila          F
         Pharmaceuticals, Inc. and Bausch and Lomb Ireland

10-E     Manufacturing and Distribution Agreement dated March 12,       G
         1993 between Zila, Inc. and Germiphene Corporation

10-F     Agreement dated November 26, 1993 between                      H
         Cheseborough Ponds USA Co and Zila Pharmaceuticals,
         Inc.

10-G#    Employment Agreement dated February 10, 1992 between           C
         Zila, Inc. and Joseph Hines

10-H#    Employment Agreement dated February 10, 1992 between           C
         Zila, Inc. and Clarence J. Baudhuin

11                Statement re: Computation of Net Income (Loss) Per            *
                  Common Share

21                Subsidiaries of Registrant                                    I

23                Consent of Deloitte & Touche LLP (regarding Form S-8          *
                  and Form S-3 Registration Statements)

24-A              Power of Attorney of Joseph Hines                             *

24-B              Power of Attorney of Clarence J. Baudhuin                     *

24-C              Power of Attorney of James E. Tinnell, M.D.                   *

24-D              Power of Attorney of Patrick M. Lonergan                      *

24-E              Power of Attorney of Michael S. Lesser                        *

24-F              Power of Attorney of Carl A. Schroeder                        *

24-G              Power of Attorney of H. Ray Cox                               *

27                Financial Data Schedule                                       *

99                The Company's 1996 Proxy Statement for the Annual             J
                  Meeting of Stockholders to be held on December 12, 1996

#  Management contract or compensation plan or arrangement

*  Filed herewith

A Incorporated by reference to Exhibit 2 to the Company's Form S-4 Registration Statement No. 333-10107, as amended

B Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, as amended

C Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as amended

D Incorporated by reference to the Company's Form S-3 Registration Statement No. 33-46239

E Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

F Incorporated by reference to Exhibit 10-C to Post-Effective Amendment No. 3 to Form S-1 Registration Statement No. 33-27739

G Incorporated by reference to Exhibit 10-L to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, as amended

H Incorporated by reference to the Company's Quarterly Report for the quarterly period ended October 31, 1996, as amended

I Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, as amended

J    To be filed by amendment


(d)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-k dated June 3, 1996, to report that the following events:

          1. That the Company had signed a letter of intent with Bio-Dental Technologies for the merger of Bio-Dental into Zila; and

          2. That the Company had acquired the remaining two-thirds of the outstanding shares of CTM Associates ("CTM"). The acquisition of such two-thirds interest, together with Zila's previous acquisition of the CTM common stock brought Zila's interest in CTM to 100%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October, 1996.

                                   ZILA, INC., a Delaware corporation

                                   By      /s/ Clarence J. Baudhuin
                                        ------------------------------
                                        Clarence J. Baudhuin
                                        Executive Vice President of Finance and
                                        Administration, Treasurer (Principal
                                        Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                       Title                              Date
   ---------                       -----                              ----
/s/ Joseph Hines                  Chairman of the Board,          October 29, 1996
------------------------------    President, Chief Executive
Joseph Hines                      Officer

/s/ Clarence J. Baudhuin          Executive Vice President of     October 29, 1996
------------------------------    Finance and Administration,
Clarence J. Baudhuin              Treasurer and Director

                 *                Director                        October 29, 1996
------------------------------
James E. Tinnell, M.D.

                *                 Director                        October 29, 1996
------------------------------
Patrick M. Lonergan

                 *                Director                        October 29, 1996
------------------------------
Carl A. Schroeder

                 *                Director                        October 29, 1996
------------------------------
H. Ray Cox

                 *                Director                        October 29, 1996
------------------------------
Michael S. Lesser

* By /s/ Clarence J. Baudhuin                                     October 29, 1996
     ------------------------
Clarence J. Baudhuin
Attorney-in-Fact

ZILA, INC. AND SUBSIDIARIES


Consolidated Balance Sheets
July 31, 1996 and 1995, and Related
Consolidated Statements of Operations,
Shareholders' Equity and Cash Flows for
Each of the Three Years in the
Period Ended July 31, 1996, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Phoenix, Arizona

October 18, 1996

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 1996 AND 1995
----------------------------------------------------------------------------------------
ASSETS                                                       1996                  1995
CURRENT ASSETS:
  Cash and cash equivalents                             $    204,055        $    459,014
  Short-term investments                                     711,470             694,719
  Trade accounts receivable - less allowance for
   doubtful accounts of $20,000 (1996 and 1995)              824,591             839,307
  Inventories                                                398,976             203,647
  Prepaid expenses and other assets                          144,777             249,294
  Related party receivables                                   16,167              38,331
                                                        ------------        ------------
          Total current assets                             2,300,036           2,484,312

PROPERTY AND EQUIPMENT - Net                               1,282,793             739,701
DEFERRED PATENT AND LICENSING COSTS - Net                  1,100,744             955,727
PURCHASED TECHNOLOGY RIGHTS - Net                          7,346,733
                                                        ------------        ------------
TOTAL                                                   $ 12,030,306        $  4,179,740
                                                        ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                     $     24,062
  Accounts payable                                      $    963,388             443,137
  Accrued royalties                                           47,532              49,062
  Accrued promotional expenses                               118,966              36,873
  Other accrued expenses                                      83,791              17,846
  Deferred revenue                                            11,195              63,000
  Current portion of long-term debt                           27,782               9,795
                                                        ------------        ------------
          Total current liabilities                        1,252,654             643,775

LONG-TERM DEBT                                               382,006             412,502
                                                        ------------        ------------
          Total liabilities                                1,634,660           1,056,277
                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized,
    2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
    50,000,000 shares; issued, 25,774,944 shares
    (1996) and 24,355,462 shares (1995)                       25,775              24,355
  Capital in excess of par value                          20,854,321          12,759,350
  Unrealized loss on securities available-for-sale           (24,832)            (27,961)
  Deficit                                                (10,459,193)         (9,631,856)
                                                        ------------        ------------
          Total                                           10,396,071           3,123,888
  Less common stock held by wholly-owned subsidiary -
    42,546 shares (at cost)                                     (425)               (425)
                                                        ------------        ------------
          Total shareholders' equity                      10,395,646           3,123,463
                                                        ------------        ------------
TOTAL                                                   $ 12,030,306        $  4,179,740
                                                        ============        ============

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------------------


                                                                   1996               1995                 1994
REVENUES:
  Net sales                                                    $  5,978,131        $  5,147,667        $  4,123,297
  Licensing fees and royalty revenue                                865,415             290,955              66,613
                                                               ------------        ------------        ------------
                                                                  6,843,546           5,438,622           4,189,910
                                                               ------------        ------------        ------------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                             918,296             840,377             678,530
  Royalty expense                                                   368,697             287,984             214,091
  Selling, general and administrative                             6,381,784           5,177,920           4,246,554
                                                               ------------        ------------        ------------
                                                                  7,668,777           6,306,281           5,139,175
                                                               ------------        ------------        ------------

LOSS FROM OPERATIONS                                               (825,231)           (867,659)           (949,265)
                                                               ------------        ------------        ------------

OTHER INCOME (EXPENSES):
  Interest income                                                    55,435              49,542              58,173
  Interest expense                                                  (55,873)            (84,359)            (54,536)
  Unrealized loss on short-term investments                                                                 (29,945)
  Realized (loss) gain on short-term investments                     (1,668)              9,611             (19,632)
                                                               ------------        ------------        ------------

           Total other expenses                                      (2,106)            (25,206)            (45,940)
                                                               ------------        ------------        ------------

LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                (827,337)           (892,865)           (995,205)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                   29,945
                                                               ------------        ------------        ------------
NET LOSS                                                       $   (827,337)       $   (862,920)       $   (995,205)
                                                               ============        ============        ============

LOSS PER COMMON SHARE:
  Loss before cumulative effect of accounting change           $       (.03)       $       (.04)       $       (.04)

  Cumulative effect of accounting change                       ------------        ------------        ------------

NET LOSS PER COMMON SHARE                                      $       (.03)       $       (.04)       $       (.04)
                                                               ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                             24,839,963          24,087,308          23,862,504
                                                               ============        ============        ============


See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JULY 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       COMMON
                                                                                       STOCK
                                                                                       HELD BY     UNREALIZED
                                COMMON STOCK                                           WHOLLY-      LOSS ON           TOTAL
                           ------------------------     CAPITAL IN                     OWNED       SECURITIES         COMMON
                                           PAR           EXCESS OF                     SUBSIDIARY  AVAILABLE-      SHAREHOLDERS'
                             SHARES       VALUE          PAR VALUE        DEFICIT      (AT COST)    FOR-SALE          EQUITY
BALANCE,
  AUGUST 1, 1993            23,521,723   $   23,522    $ 11,506,003    $ (7,773,731)    $  (425)                    $  3,755,369

  Exercise of common
    stock warrants             320,265          320         239,453                                                      239,773
  Exercise of common
    stock options              187,980          188         136,625                                                      136,813
  Net loss                                                                 (995,205)                                    (995,205)
                            ----------   ----------    ------------    ------------     -------                     ------------

BALANCE,
  JULY 31, 1994             24,029,968       24,030      11,882,081      (8,768,936)       (425)                       3,136,750

  Private placement of
    common stock - net of
    expenses of $30,000        234,375          234         719,766                                                      720,000
  Exercise of common
    stock warrants              19,300           19          37,390                                                       37,409
  Exercise of common
    stock options               71,819           72         120,113                                                      120,185
  Unrealized loss
    on securities
    available-for-sale                                                                              $    (27,961)        (27,961)
  Net loss                                                                 (862,920)                                    (862,920)
                            ----------   ----------    ------------    ------------     -------     ------------    ------------

BALANCE,
  JULY 31, 1995             24,355,462       24,355      12,759,350      (9,631,856)       (425)         (27,961)      3,123,463

  Issuance of common
    stock                      869,118          869       7,169,354                                                    7,170,223
  Exercise of common
    stock warrants             140,138          141         179,368                                                      179,509
  Exercise of common
    stock options              410,226          410         746,249                                                      746,659
  Change in unrealized
    loss on securities
    available-for-sale                                                                                     3,129           3,129
  Net loss                                                                 (827,337)                                    (827,337)
                            ----------   ----------    ------------    ------------     -------     ------------    ------------

BALANCE,
  JULY 31, 1996             25,774,944   $   25,775    $ 20,854,321    $(10,459,193)    $  (425)    $    (24,832)   $ 10,395,646
                            ==========   ==========    ============    ============     =======     ============    ============

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                      1996              1995               1994
OPERATING ACTIVITIES:
  Net loss                                                                       $  (827,337)       $  (862,920)       $  (995,205)
  Cumulative effect of accounting change                                                                (29,945)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  289,787            169,259            108,761
      Loss on disposals of property and equipment                                      5,994              1,955              2,550
      Realized loss (gain) on short-term investments                                   1,668             (9,611)            19,632
      Unrealized loss on short-term investments                                                                             29,945
  Change in assets and liabilities:
    Trade accounts receivable                                                         14,716             38,318           (207,900)
    Investment interest receivable                                                       982              3,306
    Inventories                                                                     (195,329)           181,936            (36,738)
    Prepaid expenses and other assets                                                 55,269            (25,869)            21,461
    Accounts payable and accrued expenses                                            591,759            212,791            (29,060)
    Deferred revenue                                                                 (51,805)            63,000
                                                                                 -----------        -----------        -----------
          Net cash used in operating activities                                     (114,296)          (257,780)        (1,086,554)
                                                                                 -----------        -----------        -----------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                               (214,150)          (270,985)        (1,747,634)
  Proceeds from sale of short-term investments                                       197,878            564,761            717,851
  Purchases of property and equipment                                               (685,035)           (85,374)          (104,246)
  Proceeds from sale of property and equipment                                                              474
  Patent and licensing costs incurred                                               (226,117)          (186,642)          (259,290)
  Acquisition of CTM                                                                (125,000)
  Loans to related parties                                                                               (8,836)          (154,824)
  Collections of related party loans                                                  22,164             22,192            271,388
                                                                                 -----------        -----------        -----------
          Net cash (used in) provided by investing activities                     (1,030,260)            35,590         (1,276,755)
                                                                                 -----------        -----------        -----------
FINANCING ACTIVITIES:
  Principal payments on borrowings collateralized by securities                     (230,000)          (587,804)
  Net proceeds from borrowings collateralized by securities                          230,000            587,804
  Net (payments) proceeds on short-term borrowings                                   (24,062)          (225,938)           250,000
  Net proceeds from issuance of common stock                                         926,168            877,594            376,586
  Principal payments on long-term debt                                               (12,509)            (7,692)            (6,833)
                                                                                 -----------        -----------        -----------
          Net cash provided by financing activities                                  889,597            643,964            619,753
                                                                                 -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                  (254,959)           421,774         (1,743,556)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         459,014             37,240          1,780,796
                                                                                 -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $   204,055        $   459,014        $    37,240
                                                                                 ===========        ===========        ===========


                                                                     (Continued)

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------

                                                                   1996           1995              1994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                         $   55,873       $   84,359       $   54,536
                                                               ==========       ==========       ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Issuance of 869,118 shares of common stock in connection
      with the acquisition of CTM                              $7,170,223
                                                               ==========

    Assumption of liabilities in connection with the
      acquisition of CTM                                       $   70,000
                                                               ==========


See notes to consolidated financial statements.


                                                                     (Concluded)

ZILA, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1996, 1995 AND 1994


1.       NATURE OF BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         NATURE OF BUSINESS ACTIVITIES - Zila, Inc. and subsidiaries (the "Company") is involved in the acquisition, development and marketing of over-the-counter, non-prescription products.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc. and Zila Ltd. Zila International, Inc. has no operations and its assets at July 31, 1996 and 1995 consist of 42,546 shares of common stock of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS - The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         SHORT-TERM INVESTMENTS - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on August 1, 1994. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available-for-sale, held to maturity or trading. All the Company's investments are classified as available-for-sale. Prior to adoption of SFAS No. 115, the Company carried its investments in short-term marketable debt and equity securities at the lower of cost or market.

         INVENTORIES, which consist of finished goods, empty tubes and packaging materials, are stated at the lower of cost (first-in, first-out method) or market.

         PROPERTY AND EQUIPMENT are stated at cost and are depreciated using straight-line methods over their respective estimated useful lives, ranging from 10 to 20 years for building and improvements, three to eight years for leasehold improvements and other assets, and three years for furniture and equipment.

         DEFERRED PATENT AND LICENSING COSTS - Certain costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration ("FDA") regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Research and development costs totaling approximately $626,000, $711,000 and $293,000 in 1996, 1995 and 1994, respectively, were expensed.

         NET INCOME (LOSS) PER COMMON SHARE is computed based on the weighted average number of common shares outstanding during each period after giving effect for any dilutive stock options, warrants and convertible preferred stock, all of which are considered to be common stock equivalents. For the years ended July 31, 1996, 1995 and 1994, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share.

         INCOME TAXES - The Company adopted SFAS No. 109, Accounting for Income Taxes, on August 1, 1993. The effect of such adoption had no significant impact on the Company's financial position or results of operations for the year ended July 31, 1994.

         NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective August 1, 1996, as required.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock options plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, provided pro forma disclosures are made. The Company expects to continue to account for its stock-based employee compensation plans using the method of accounting prescribed by APB No. 25 and does not expect this accounting standard will materially impact its results of operations or financial position. The Company will adopt this accounting standard effective August 1, 1996, as required.

         FINANCIAL INSTRUMENTS - The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying amounts and estimated fair value of the Company's financial instruments are as follows:

         The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

         The carrying amount of long-term debt is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

         CERTAIN RECLASSIFICATIONS have been made to the 1995 and 1994 financial statements to conform to the classifications used in 1996.

2.       ACQUISITION OF CTM ASSOCIATES, INC.

         On March 7, 1996, the Company purchased one-third of the outstanding common stock of CTM Associates, Inc. ("CTM") from one of the three directors and shareholders of CTM. On June 3, 1996, the Company acquired the remaining two-thirds of the outstanding shares of CTM. The only significant asset of CTM was the technology rights it held related to OraTest (a diagnostic for oral cancer and site delineation device for biopsy and surgical excision) and its right to receive certain royalties from sales of OraTest from the Company. Accordingly, the acquisition of CTM eliminates the Company's obligation to pay royalties to CTM on revenues generated from sales of OraTest. As consideration for the acquisition of all of the CTM common stock, the Company issued a total of 869,118 shares of the Company's common stock with a value of $7,170,223, paid $125,000, and assumed certain liabilities of approximately $70,000. The acquisition was accounted for as an acquisition of assets and the purchase price was recorded as purchased technology rights. The purchased technology rights are being amortized on a straight-line basis over the expected period of benefit of 17 years which is based on the remaining life of the related patents. Accumulated amortization and amortization expense was $72,740 as of and for the year ended July 31, 1996.

3.       SHORT-TERM INVESTMENTS

         Short-term investments consist of the following at July 31:

                                                               GROSS          GROSS        ESTIMATED
                                               AMORTIZED     UNREALIZED     UNREALIZED       FAIR
1996                                             COST          GAINS          LOSSES         VALUE
Mutual and money market funds                  $449,718       $ 10,971       $ 24,702       $435,987
Corporate fixed income securities               111,186            284          3,506        107,964
Government fixed income securities              175,399                         7,880        167,519
                                               --------       --------       --------       --------

Total short-term investments                   $736,303       $ 11,255       $ 36,088       $711,470
                                               ========       ========       ========       ========


                                                               GROSS          GROSS         ESTIMATED
                                               AMORTIZED     UNREALIZED     UNREALIZED        FAIR
1995                                             COST          GAINS          LOSSES         VALUE

Mutual and money market funds                  $309,120       $  1,412       $ 18,208       $292,324
Corporate fixed income securities               111,186            328          3,856        107,658
Government fixed income securities              302,374          1,066          8,703        294,737
                                               --------       --------       --------       --------

Total short-term investments                   $722,680       $  2,806       $ 30,767       $694,719
                                               ========       ========       ========       ========

      Maturities of securities at July 31, 1996 are as follows:

                                                                  ESTIMATED
                                                    AMORTIZED        FAIR
                                                      COST           VALUE
  Due in:
  1996-1998                                         $599,942       $580,256
  1999-2003                                          111,361        107,589
  2004 and later                                      25,000         23,625
                                                    --------       --------
Total                                               $736,303       $711,470
                                                    ========       ========

      Securities that are being held for indefinite periods of time, including those securities which may be sold in response to needs for liquidity or changes in interest rates are classified as securities available-for-sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of shareholders' equity with no effect on current results of operations. The change in the unrealized loss on securities available-for-sale for the years ended July 31, 1996 and 1995 is as follows:

Unrealized loss on securities available-for-sale
  at August 1, 1994, the date of adoption of
  SFAS No. 115                                                          $(29,945)
Net decrease in unrealized loss, due principally
  to decrease in interest rates                                            1,984
                                                                        --------
Unrealized loss on securities available-for-sale
  at July 31, 1995                                                       (27,961)
Net decrease in unrealized loss, due principally
  to decrease in interest rates                                            3,129
                                                                        --------
Unrealized loss on securities available-for-sale at July 31, 1996       $(24,832)
                                                                        ========

4.    INVENTORIES

      Inventories consist of the following at July 31:

                                               1996            1995
Finished goods                               $189,179       $ 91,690
Empty tubes and packaging materials           209,797        111,957
                                             --------       --------
Total inventories                            $398,976       $203,647
                                             ========       ========

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at July 31:

                                                        1996                1995
Land                                                 $   216,731        $   216,731
Building and improvements                                517,628            507,931
Furniture and equipment                                  639,967            294,493
Leasehold improvements and other assets                  297,910
                                                     -----------        -----------
Total                                                  1,672,236          1,019,155
Less accumulated depreciation and amortization          (389,443)          (279,454)
                                                     -----------        -----------
Total property and equipment - net                   $ 1,282,793        $   739,701
                                                     ===========        ===========

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following at July 31:

                                                          1996             1995
Patents - net of accumulated amortization,
  $287,139 (1996) and $259,670 (1995)                  $  179,838       $  207,308
Licensing - net of accumulated amortization,
  $142,730 (1996) and $89,102 (1995)                      920,906          748,419
                                                       ----------       ----------
Total deferred patent and licensing costs - net        $1,100,744       $  955,727
                                                       ==========       ==========
Purchased technology rights - net of accumulated
  amortization of $72,740 (1996)                       $7,346,733
                                                       ==========

      Deferred licensing costs consist primarily of certain costs associated with obtaining FDA approval for a new product, OraTest (formerly OraScan). The Company has estimated that an additional $100,000 of costs will ultimately be required in order to gain FDA approval and bring OraTest to the domestic market. The recoverability of the deferred licensing costs and purchased technology rights is dependent upon both FDA approval and sufficient revenues generated from sales of OraTest; management believes that they will receive FDA approval and generate revenues sufficient to recover such costs.

      Purchased technology rights relate to the acquisition of CTM (Note 2).

7.    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      LINE OF CREDIT - The Company has renewed a $250,000 revolving bank line of credit which expires in April 1997, and which is collateralized by trade accounts receivable, inventories and rights to payments. Interest is payable monthly on the unpaid balance at the bank's prime rate (8.25% at July 31, 1996) plus 1.75%. At July 31, 1996, the Company had no borrowings against the line of credit.

      OTHER BORROWINGS - At July 31, 1995, short-term borrowings consisted of $24,062 for installments due on the Company's product liability insurance. No such borrowings exist at July 31, 1996.

      LONG-TERM DEBT consists of a mortgage note bearing interest at the bank's prime rate (8.25% at July 31, 1996) plus 2.25% per year due in monthly principal installments of $2,315, through March 2001 with a balloon payment due April 1, 2001. The Company has the option through March 1997 to convert to a fixed interest rate of 4.25% over the U.S. Treasury rate. The note is collateralized by the Company's land and building.

      Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:


        1997                                        $ 27,782
        1998                                          27,782
        1999                                          27,782
        2000                                          27,782
        2001                                         298,660
                                                    --------
Total                                               $409,788
                                                    ========

      Under the bank line of credit and mortgage note, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 1996, the Company was in compliance with these covenants.

8.    LICENSING FEE INCOME AND ROYALTIES

      The Company has entered into various licensing agreements (the "Agreements"). Under the terms of the Agreements, the licensees acquire the right to manufacture and sell the Company's products in markets previously not pursued by the Company. In return, the Company will receive non-refundable license fees and/or royalties equal to a fixed percentage of the net sales by the licensees of the Company's products. One of the Agreements provides that the royalty payments will meet certain minimum annual levels irrespective of the volume of sales subject to the Agreement.

      During the year ended July 31, 1996, the Company received $750,000 in non-refundable licensing fees from The Procter & Gamble Company ("P&G") in connection with a licensing agreement between P&G and the Company, which was subsequently terminated on April 3, 1996. Additionally, under the licensing agreement with P&G, the Company received $265,330 in reimbursements for costs associated with obtaining FDA approval for OraTest. At July 31, 1996, the Company had a receivable of approximately $130,000 from P&G which was received after year-end.

      The Company recognized approximately $865,000, $291,000 and $67,000 during the years ended July 31, 1996, 1995 and 1994, respectively, as licensing fees and royalty revenue, including guaranteed minimum royalties of approximately $60,000, $61,000 and $65,000, respectively.

9.    STOCK OPTIONS AND WARRANTS

      a. OPTIONS - The Company adopted a Stock Option Award Plan which became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company's common stock. The plan was amended December 8, 1995 to increase the number of shares to 5,000,000. The options will be issued with an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 1996, 1,032,893 shares were available for grant under this plan.

            The Company adopted a Non-Employee Directors Stock Option Plan which became effective October 20, 1989, authorizing the Board of Directors to grant options to 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the number of shares to 200,000. The options will be issued with an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 1996, 112,500 shares were available for grant under this plan.

            Activity related to all of the aforementioned options, which expire at various dates through 2005, is summarized as follows:


                                   NUMBER OF                  OPTION PRICE
                                    SHARES                     PER SHARE
Outstanding, August 1, 1993        1,260,750        $   1.22    -    $   3.16
  Surrendered and cancelled          (69,726)           1.25    -        1.31
  Granted                            346,110            2.53    -        3.44
  Exercised                         (187,980)           1.25    -        2.53
                                   ---------

Outstanding, July 31, 1994         1,349,154            1.22    -        3.44
  Surrendered and cancelled          (23,421)           1.25    -        3.25
  Granted                            166,780            3.22    -        3.63
  Exercised                          (71,819)           1.22    -        3.25
                                   ---------

Outstanding, July 31, 1995         1,420,694            1.31    -        3.63
  Surrendered and cancelled          (49,502)           1.31    -        3.25
  Granted                            287,967            4.00    -        4.75
  Exercised                         (410,226)           1.31    -        4.75
                                   ---------

Outstanding, July 31, 1996         1,248,933        $   1.31    -    $   4.75
                                   =========


      b. WARRANTS - The Company has issued warrants to various investors, shareholders, officers and other third parties in connection with services provided and purchases of the Company's stock. Activity related to such warrants, which expire at various dates through October 2000, is summarized as follows:


                                  NUMBER OF                WARRANT PRICE
                                   SHARES                    PER SHARE
Outstanding, August 1, 1993        993,065        $    .60    -       $   3.13
  Issued                           325,000            2.50    -           3.00
  Exercised                       (320,265)            .60    -           2.88
  Expired                          (57,828)            .60    -           2.88
                                 ---------

Outstanding, July 31, 1994         939,972             .60    -           3.13
  Issued                            50,000            2.50    -
  Exercised                        (19,300)            .60    -           2.41
  Expired                         (137,520)                   -           3.00
                                 ---------

Outstanding, July 31, 1995         833,152             .60    -           3.13
  Exercised                       (140,138)           2.41    -           3.13
  Expired                          (46,092)           3.13    -
                                 ---------

Outstanding, July 31, 1996         646,922        $    .60    -       $   3.00
                                 =========

10.   RELATED PARTY TRANSACTIONS

      In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell, the inventor of one of the Company's treatment compositions and a director of the Company, a royalty of 5% of gross sales of the treatment composition. Royalty expense to Dr. Tinnell for the years ended July 31, 1996, 1995 and 1994 was $300,078, $263,311 and $201,014, respectively.

      The Company advanced $129,338 in fiscal year 1994 to certain of its officers for withholding taxes due upon exercise of common stock options. The outstanding advances were $16,167 and $38,331 at July 31, 1996 and 1995, respectively. The notes bear interest at 4.16% per year and are payable in full on December 31, 1996. Included in interest income is $962, $1,609 and $2,216 for the years ended July 31, 1996, 1995 and 1994, respectively, related to these notes.

      The Company leases office space to a radio broadcasting company (the "Broadcast Company") controlled by one of the directors of the Company. During fiscal 1996, 1995 and 1994, the Company recognized approximately $3,109, $11,863 and $23,494, respectively, in rental income under this lease. Under the terms of the current lease, monthly rent is approximately $3,600. As of July 31, 1996, the Broadcast Company is in arrears of approximately $42,000 in rent and other items related to this lease. The rent receivable is offset in full, by a reserve.

11.   INCOME TAXES

      The Company has no income tax provision or benefit for the years ended July 31, 1996, 1995 and 1994 because of the operating losses incurred.

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of July 31 are as follows:


                                                  1996              1995
Deferred tax assets:
  Operating loss carryforwards                 $ 5,487,000        $ 5,096,000
  Other                                             15,000             15,000
                                               -----------        -----------
                                                 5,502,000          5,111,000
Valuation allowance                             (5,502,000)        (5,111,000)
                                               -----------        -----------
Net deferred tax asset                         $      --          $      --
                                               ===========        ===========


      As a result of applying SFAS No. 109, previously unrecorded deferred tax benefits from operating loss carryforwards incurred by the Company were recognized at August 1, 1993, as part of the cumulative effect of adopting the Statement. Also recognized at that date was a valuation allowance for the same amount. Approximately $245,000 of the deferred tax asset relates to deductions generated by the exercise of stock options, which, if realized, will result in an increase in capital in excess of par value.

      Net operating loss carryforwards for tax and financial reporting purposes at July 31, 1996 are as follows:


                                FEDERAL         FINANCIAL           FEDERAL
         YEAR ENDED              TAX            REPORTING          EXPIRATION
         JULY 31,               AMOUNT           AMOUNT               DATE
         1996                $ 1,540,000       $   827,000               2011
         1995                    871,000           863,000               2010
         1994                  2,119,000         1,000,000               2009
         1993                  1,228,000                                 2008
         1992                    352,000           239,000               2007
         1991                  4,700,000         3,699,000               2006
         1990                     98,000                                 2005
         1988                    189,000           265,000               2003
         1987                    429,000           441,000               2002
         1986                    667,000           646,000               2001
         1985                  1,000,000         1,023,000               2000
         1984                  1,081,000         1,092,000               1999
         1983                    337,000           259,000               1998
         1982                    444,000                                 1997
                             -----------      ------------
         Total               $15,055,000      $ 10,354,000
                             ===========      ============


      Net operating loss carryforwards for state income tax purposes, totaling approximately $6,138,000, must be utilized within five years of the date of their origination, and expire from 1998 through 2002.

12.   DALECO ZILA PARTNERS II, L.P.

      In June 1992, the Company entered into an agreement with Daleco Capital Corporation to form a limited partnership known as Daleco Zila Partners II, L.P. (the "Partnership"). The Company and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain new products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000.

      In addition, the Company issued to Daleco Capital Corporation and the Partnership warrants to purchase 100,000 and 300,000 shares, respectively, of the Company's common stock at $3.00 a share subject to a vesting schedule. As a part of the amendment to the original agreement, Daleco Capital Corporation and the Partnership were issued an additional 80,000 and 240,000 warrants, respectively. The warrants vest at the rate at which the Partnership expends the net partnership proceeds on the Company's marketing program.

      At July 31, 1996 and 1995, approximately $1,820,000 has been spent. The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company's new products, until such time as three times the amount of funds expended on the Company's marketing program by the Partnership has been paid to the Partnership.

      Included in selling, general and administrative expense for the years ended July 31, 1996, 1995 and 1994 is approximately $15,000, $25,000 and
      $19,000, respectively, of commissions paid to the Partnership.

      During the years ended July 31, 1996, 1995 and 1994, the Partnership funded or accrued approximately $-0-, $10,500 and $810,000, respectively, in marketing costs. Included in trade accounts receivable at July 31, 1995 is approximately $60,000 of such costs which were reimbursed by the Partnership in fiscal 1996.

      The Company had no funding of marketing programs by the Partnership after July 31, 1995 and anticipates no further funding. Accordingly, 137,520 warrants expired as a result of the Partnership raising less than the maximum level of marketing funds.

13.   COMMITMENTS AND CONTINGENCIES

      Two officers of the Company are covered under separate employment contracts. Each contract provides for five years notice of termination and provides for an annual base compensation ranging from $165,000 to $175,000.

      The Company has a New Drug Application pending with the FDA for OraTest. The initiation of the marketing of OraTest in the United States is dependent upon the approval of the New Drug Application by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for OraTest, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. The Company believes that the FDA will approve the New Drug Application and the production and marketing of OraTest (Note 6).

      The Company has filed a complaint against Colgate-Palmolive Company ("Colgate") alleging that one of Colgate's products infringes upon one of the Company's patents. Colgate answered the Company's complaint, denying the infringement and asserting that the Company's patent is invalid and unenforceable. The Company intends to prosecute its claims for injunctive relief and damages against Colgate. Although the outcome of this uncertainty cannot presently be determined, management believes the ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

      In March 1993, the Company entered into a manufacturing and distribution agreement with Germiphene Corporation ("Germiphene") to manufacture, distribute and sell OraTest in Canada. For the years ended July 31, 1996, 1995 and 1994, the Company had $7,000, $18,000 and $48,000, respectively, in sales of OraTest related to the Germiphene agreement.

      The Company also leases a manufacturing facility in Phoenix, Arizona under a three year agreement which expires April 30, 1999. The agreement has an option to renew for an additional five years. Annual lease payments are due as follows: $23,064 (1997), $23,064 (1998) and $17,298 (1999). Rent
      expense for the year ended July 31, 1996 totaled $10,866.

14.   MAJOR CONCENTRATIONS

      One customer accounted for 12.0%, 13.3% and 13.4% of total sales for 1996, 1995 and 1994, respectively. The products comprising the Company's Zilactin family of products represent 98.6% of the Company's sales.

15.   EMPLOYEE BENEFIT PLAN

      The Company has adopted the Zila, Inc. 401(k) Savings and Retirement Plan (the "Plan") for the benefit of eligible employees. Employees may elect to defer receipt of a portion of their compensation to future years. The Company may make matching or profit sharing contributions to the Plan. During 1996 and 1995, the Company contributed approximately $14,000 and $11,000, respectively, to the Plan.

16.   PROPOSED MERGER WITH BIO-DENTAL

      On June 3, 1996, the Company announced that it had signed a letter of intent with Bio-Dental Technologies Corporation ("Bio-Dental") for the merger of Bio-Dental into Zila. It is the intention of the parties that the merger be accounted for as a pooling of interests. The proposed terms of the transaction provide for a per share exchange rate of between .75 and .825 shares of the Company's common stock for each share of Bio-Dental common stock. Bio-Dental had 6,427,134 shares of common stock outstanding as of March 31, 1996. The completion of the transaction is subject to a number of conditions, including the satisfactory completion of due diligence by both parties, the negotiation and execution of definitive agreements, the approval of Bio-Dental shareholders and the conclusion that it is appropriate to account for the merger as a pooling of interests.

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of Zila, Inc. and subsidiaries as of July 31, 1996 and 1995, and for each of the three years in the period ended July 31, 1996, and have issued our report thereon dated October 18, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Zila, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Phoenix, Arizona

October 18, 1996

ZILA, INC. AND SUBSIDIARIES                                         SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JULY 31, 1996
-------------------------------------------------------------------------------------------------------

                                                             CHARGED
                                             BALANCE,        TO COSTS                      BALANCE,
                                             BEGINNING         AND                          END OF
        DESCRIPTION                          OF PERIOD       EXPENSES       DEDUCTIONS     PERIOD
Year ended July 31, 1994:
  Allowance for doubtful accounts            $ 20,000       $  6,367       $  6,367       $ 20,000

  Accumulated amortization - patents          205,144         27,147                       232,291

  Accumulated amortization - licenses          41,577          3,946                        45,523

Year ended July 31, 1995:
  Allowance for doubtful accounts              20,000          4,877          4,877         20,000

  Accumulated amortization - patents          232,291         27,379                       259,670

  Accumulated amortization - licenses          45,523         43,579                        89,102

Year ended July 31, 1996:
  Allowance for doubtful accounts              20,000          3,741          3,741         20,000

  Accumulated amortization - patents          259,670         27,469                       287,139

  Accumulated amortization - licenses          89,102         53,628                       142,730

  Accumulated amortization - purchased
    technology rights                                         72,740                        72,740