Form 10-Q
period 1996-10-31
ZILA INC
filed 1996-12-16
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended October 31,1996  or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______________________to__________________________

Commission file number 0-17521__________________________________________________

                                   ZILA, INC.
________________________________________________________________________________
             (Exact Name of registrant as specified in its charter)

           Delaware                                     No. 86-0619668
____________________________                ____________________________________
(State or Other Jurisdiction                (IRS Employer Identification number)
corporation or organization)

5227 North 7th Street, Phoenix, Arizona                                 85014
________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code       (602)266-6700
                                                   _____________________________

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

         Yes  X    No
            _____     ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      _____________________________________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at October 31, 1996 was 25,859,545 shares.

                                                                      Exhibit 16
                                                                  Total pages 16

                                TABLE OF CONTENTS


                                                                                                       Page no.
                                                                                                       --------
PART   I    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed consolidated balance sheets as of October 31, 1996 (unaudited) and July
            31, 1996                                                                                         3

            Condensed consolidated statements of operations (unaudited) for quarters ended
            October 31, 1996 and 1995                                                                        4

            Condensed consolidated statements of cash flows (unaudited) for quarters ended
            October 31, 1996 and 1995                                                                        5

            Notes to condensed consolidated financial statements (unaudited)
                                                                                                           6-8

   Item 2.  Management's discussion and analysis of financial condition and results of operations
                                                                                                          9-12

PART II.    OTHER INFORMATION

   Item 1.  Legal proceedings                                                                              13

   Item 5.  Other information                                                                              13

   Item 6.  Exhibits and reports on Form 8-K                                                               14

            SIGNATURES                                                                                     15

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
                                                                   October           July
                                                                  31, 1996         31, 1996
ASSETS                                                           (Unaudited)
                                                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $     72,266      $    204,055
  Short-term investments                                             717,315           711,470
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $20,000           672,891           789,591
    Licensing fees and royalty receivables                            50,000            35,000
  Inventories                                                        445,304           398,976
  Prepaid expenses and other assets                                  145,582           144,777
  Related party receivables                                           75,068            16,167
                                                                ------------      ------------

         Total current assets                                      2,178,426         2,300,036
                                                                ------------      ------------

PROPERTY AND EQUIPMENT - Net                                       1,289,672         1,282,793

DEFERRED PATENT AND LICENSING COSTS - Net                          1,094,137         1,100,744

PURCHASED TECHNOLOGY RIGHTS - Net                                  7,237,623         7,346,733
                                                                ------------      ------------

TOTAL                                                           $ 11,799,858      $ 12,030,306
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                         $    200,506      $
  Borrowings collateralized by securities                            343,627
  Accounts payable                                                   698,375           963,388
  Accrued royalties                                                   35,761            47,532
  Other accrued expenses                                             162,992           202,757
  Deferred revenue                                                                      11,195
  Current portion of long-term debt                                   27,782            27,782
                                                                ------------      ------------

         Total current liabilities                                 1,469,043         1,252,654

LONG-TERM DEBT                                                       375,060           382,006
                                                                ------------      ------------

          Total liabilities                                        1,844,103         1,634,660
                                                                ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 25,859,545 shares
   (October 31, 1996) and 25,774,944 shares (July 31, 1996)           25,860            25,775
  Capital in excess of par value                                  21,103,837        20,854,321
  Unrealized loss on securities available-for-sale                   (16,167)          (24,832)
  Deficit                                                        (11,157,350)      (10,459,193)
                                                                ------------      ------------

                                                                   9,956,180        10,396,071
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                (425)             (425)
                                                                ------------      ------------

        Total shareholders' equity                                 9,955,755        10,395,646
                                                                ------------      ------------

TOTAL                                                           $ 11,799,858      $ 12,030,306
                                                                ============      ============

    See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) QUARTERS ENDED
OCTOBER 31, 1996 AND 1995
--------------------------------------------------------------------------------------------


                                                             Quarters ended October 31,
                                                    ----------------------------------------
                                                            1996                        1995
                                                    ------------                ------------
REVENUES
  Net sales                                         $  1,598,458                $  1,511,978
  Licensing fees and royalty revenue                      26,812                      29,325
                                                    ------------                ------------
                                                       1,625,270                   1,541,303
                                                    ------------                ------------

OPERATING COSTS AND EXPENSES
  Cost of products sold                                  264,628                     220,803
  Royalty expense                                          9,321                      19,263
  Selling, general and administrative                  2,047,357                   1,322,829
                                                    ------------                ------------
                                                       2,321,306                   1,562,895
                                                    ------------                ------------

LOSS FROM OPERATIONS                                    (696,036)                    (21,592)
                                                    ------------                ------------

OTHER INCOME (EXPENSES)
  Interest income                                         16,716                      17,317
  Interest expense                                       (16,793)                    (13,427)
  Realized gain (loss) on short-term
     investments                                          (2,044)                        325
                                                    ------------                ------------

                                                          (2,121)                      4,215
                                                    ------------                ------------

NET LOSS                                            $   (698,157)               $    (17,377)
                                                    ============                ============


NET LOSS PER COMMON SHARE                           $      (0.03)               $      (0.00)
                                                    ============                ============

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                         25,822,263                  24,404,842
                                                    ============                ============


            See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
QUARTERS ENDED OCTOBER 31, 1996 AND 1995
--------------------------------------------------------------------------------------------------------------


                                                                                Quarters ended October 31,
                                                                            ----------------------------------
                                                                               1996                     1995
                                                                            ---------                ---------
OPERATING ACTIVITIES:
     Net loss                                                               $(698,157)               $ (17,377)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                          178,173                   47,866
       Realized loss (gain) on sale of investments                              2,044                     (325)
       Change in assets and liabilities:
         Accounts receivable                                                  101,700                   59,013
         Investment interest receivable                                         2,410                   (1,958)
         Inventories                                                          (46,328)                 (64,192)
         Prepaid expenses and other assets                                       (805)                   2,754
         Accounts payable, accrued expenses and
                deferred revenue                                             (327,744)                 (46,690)
                                                                            ---------                ---------

              Net cash used in operating activities                          (788,707)                 (20,909)
                                                                            ---------                ---------

INVESTING ACTIVITIES:
    Purchases of short-term investments                                      (228,057)                 (17,046)
    Proceeds from sale of short-term investments                              226,423                    7,400
    Purchases of property and equipment                                       (53,233)                 (93,742)
    Patents and licensing costs incurred                                      (16,102)                 (25,018)
    Funding of related party receivables                                      (58,901)                     398
                                                                            ---------                ---------

              Net cash used in investing activities                          (129,870)                (128,008)
                                                                            ---------                ---------

FINANCING ACTIVITIES:
    Principal payments on short-term borrowings                                                        (17,900)
    Net proceeds from short-term borrowings                                   200,506
    Net proceeds from borrowings collateralized by securities                 343,627
    Net proceeds from issuance of common stock                                249,601                  154,328
    Principal payments on long-term debt                                       (6,946)                  (1,967)
                                                                            ---------                ---------

              Net cash provided by financing activities                       786,788                  134,461
                                                                            ---------                ---------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                             (131,789)                 (14,456)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                204,055                  459,014
                                                                            ---------                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  72,266                $ 444,558
                                                                            =========                =========

CASH PAID FOR INTEREST                                                      $  16,793                $  13,427
                                                                            =========                =========


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

2. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect for any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters ended October 31, 1996 and 1995, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.


3.       Inventories consist of the following:

                                                          October 31,        July 31,
                                                             1996              1996
                                                           --------          --------

         Finished goods                                    $144,254          $189,179
         Raw materials, primarily empty tubes and
            packaging materials                             301,050           209,797
                                                           --------          --------

                                                           $445,304          $398,976
                                                           ========          ========


4. The Company has a $250,000 revolving bank line of credit which expires in April 1997 and which is collateralized by trade accounts receivable, inventories and rights to payment. Interest is payable monthly on the unpaid balance at the bank's prime rate (8.25% at October 31, 1996) plus 1.75%. At July 31, 1996 and October 31, 1996, the Company had $0 and $160,000, respectively, in borrowings against this line of credit. The Company's debt agreement with the bank contains various covenants including net working capital and current ratio. As of October 31, 1996, the Company was not in compliance with certain of these covenants. The Company has obtained a waiver from the bank against current covenant violations as of October 31, 1996. The Company is uncertain whether these debt covenants will be complied with at the next quarterly reporting date on January 31, 1997. Included in short-term borrowings at October 31, 1996 is $40,506 for installments due on the Company's directors and officers liability insurance.


5. On April 13, 1994, the Company filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"). The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent"), which covers the Company's non-prescription, film-forming, bioadhesive medications. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to the Company's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company is vigorously prosecuting its claims for injunctive relief and damages against Colgate. The Court has denied Colgate's Motions for Summary Judgment that the Patent is invalid. The parties are completing pretrial procedures. The Court has scheduled the case for trial commencing April 22, 1997.


6. The Company has a New Drug Application pending with the Food and Drug Administration ("FDA") for ORATEST. The initiation of the marketing of ORATEST in the United States is dependent upon the approval of the New Drug Application by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for ORATEST, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. The Company believes that the FDA will approve the New Drug Application and the production and marketing of ORATEST.

7. On June 3, 1996, the Company announced that it had signed a letter of intent with Bio-Dental Technologies Corporation ("Bio-Dental") for the merger of Bio-Dental with Zila. It is the intention of the parties that the merger be accounted for as a pooling of interests. On August 8, 1996, the parties entered into a definitive merger agreement. The terms of the merger agreement provide for a per share or exchange of between .75 and .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding on the closing date and for the assumption by the Company of outstanding Bio-Dental stock options and warrants. As of October 31, 1996, Bio-Dental had 6,444,986 shares of common stock outstanding. The consummation of the merger is subject to a number of conditions set forth in the merger agreement, including the approval of the merger by Bio-Dental's shareholders, the ability of the parties to account for the merger as a pooling of interests, and various other closing conditions.

8. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on August 1, 1996. The effect of such adoption had no significant impact on the Company's financial position or results of operations for the quarter ended October 31, 1996.

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which became effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose in a footnote the pro forma effect on net income and earnings per share, as if the Company had applied the new Standard in its year-end financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:


         For the quarter ended October 31, 1996, the Company had a net loss of $698,157 compared to a net loss of $17,377 for the quarter ended October 31, 1995. Net sales during the first quarter of the current fiscal year totaled $1,598,458 compared to net sales of $1,511,978 during the first quarter of the prior fiscal year, a 5.7% increase. This increase was primarily the result of sales of new products, including ZILACTIN LIP and QUIK FLOSS.

         In the first quarter ended October 31, 1996, cost of sales increased 19.8% to $264,628 from $220,803 for the same period last year primarily as a result of increased net sales. Cost of sales as a percentage of net sales increased from 14.6% in the quarter ended October 31, 1995 to 16.6% in the quarter ended October 31, 1996. This increase is due to the sales of new products during the quarter ended October 31, 1996 with lower margins. The Company expects cost of sales as a percentage of net sales to continue to increase as sales of the new products increase. The Company has continued to control product costs through volume price breaks and competitive purchases of packaging and other components.

         Licensing fees and royalty revenues were $26,812 for the quarter ended October 31, 1996 compared to $29,325 for the quarter ended October 31, 1995. The decrease was due to lower royalty revenues from the licensing of ORATEST for the United Kingdom by the Stafford-Miller Company. Licensing expenses decreased to $9,321 from $19,263 for the same period of the previous fiscal year, a decrease of $9,942. The expenses for fiscal year 1996 were higher due to expenses incurred in connection with negotiations to license ORATEST for the UK market.

         Selling, general and administrative expenses increased $724,528 from $1,322,829 for the first quarter of fiscal year 1996 to $2,047,357 for the same period in fiscal year 1997. Sales commissions, royalties, product liability insurance and freight charges increased by $32,598 during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Marketing and sales expense increased approximately $82,574 for the quarter ended October 31, 1996, as compared to the similar period of the prior fiscal year. These increases were primarily the result of increased advertising, trade show and professional expenses.

         Administrative expenses increased $307,820 during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Such increases were primarily a result of acquisition, amortization, shareholder and staffing expenses. Internal funding of product development increased by $301,536 during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Such increases were primarily due to the funding of ORATEST research, start-up manufacturing costs and staffing and legal expenses arising out of the Company's efforts to prevent infringements of the Zilactin patents (See "Part II - Other Information Item 1 - Legal Proceedings").

         Interest income during the first quarter of fiscal year 1997 decreased $601 from $17,317 in the first quarter of fiscal year 1996 to $16,716 during the same period in fiscal 1997. Interest expense increased from $13,427 in the first quarter of the 1996 fiscal year to $16,793 in the first quarter of 1997. The increase was attributable to higher debt obligations during the first quarter of fiscal year 1997 as compared to fiscal year 1996.


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

         During the first quarter of fiscal year 1997, the Company participated in seven meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals. The Company believes that these types of marketing efforts combined with a superior product are the reason that Zilactin is the number one product recommended by pharmacists for treating canker sores and cold sores according to three independently conducted pharmacist research studies.

         Interest in the Company's products by health professionals continues to grow. Sales of sample dispensers to dentists and physicians through the first quarter of fiscal year 1997 are up approximately 11.2% in dollars and 18.7% in units as compared to the same period of the prior fiscal year. The distribution of the Company's patient information pamphlet on mouth sores (it also mentions the Zilactin product line) has grown into an excellent tool for health professionals to educate their patients. Response has been strong as evidenced by thousands of requests for the pamphlets for placement in the doctors' offices. Over 185,000 pamphlets have been distributed to dental offices via medical conventions and doctors calling the Company to request pamphlets. Additionally, over 45,000 pamphlets have been distributed to pharmacists. The Company believes that the sample dispenser and brochure distribution efforts will have a positive effect on the sale of the Company's products.

PRODUCT INFORMATION UPDATE

         The Company nationally launched two new products in the second half of fiscal year 1996. ZILACTIN LIP BALM expanded out of its test market to availability in retailers in most parts of the country. Initial feedback has been positive and a major objective of the next fiscal year is to expand the number of retailers carrying the item. QUIK FLOSS, a disposable flosser, was rolled out in late fiscal year 1996 with initial acceptance among several large customers. Zila licenses QUIK FLOSS under a comprehensive marketing and distribution agreement. As with ZILACTIN LIP BALM, a major objective for QUIK FLOSS is to expand the distribution base in the upcoming year.

         1997 sales for the Company's products were up 5.7% in the first quarter of the current fiscal year over the first quarter of the 1996 fiscal year. Most of the gains came from ZILACTIN-B, ZILACTIN LIP BALM and QUIK FLOSS. The Company attributed these gains to some pipe line sales and the popularity of benzocaine for the market segment preferring a topical anesthetic.

         The ORATEST product was introduced in Canada during the third quarter of 1993. The demographics of Canada enabled the Company to test various marketing strategies in connection with the introduction of ORATEST. Through test marketing, the Company acquired information regarding insurance coverage, training tapes, advertising, public relations and the perspective of dentists and other professionals. The Company believes that this knowledge will be invaluable as the Company prepares for the introduction of the ORATEST product in the EU and the United States.

         ORATEST received regulatory approval in the United Kingdom from the Medicines Control Agency ("MCA") during the second quarter of fiscal year 1995. The MCA is the UK counterpart of the United States FDA. With this approval, ORATEST can be marketed in the UK and the Company has started the approval process for ORATEST throughout the European Union ("EU"). Prior to the UK approval ORATEST could be marketed in Canada and Australia.

         In order to ensure an available and stable supply of toluidine blue, the active ingredient in the OraTest product, the Company established its own manufacturing facility. In 1995, the Company leased a facility and hired a chemist to oversee the project. Company management believe this manufacturing facility is now operating in accordance with "Good Manufacturing Practices" and the rules and regulations of the FDA as confirmed by experienced industry consultants. The FDA has made an appointment to inspect the facility. Several test batches of toluidine blue have already been prepared by the manufacturing unit and all have met the specifications given to the FDA with regard to the finished active ingredient. The Company is confident that the facility will pass inspection.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1996, the Company had net working capital of $1,047,382 and a current ratio of 1.8 to 1. At October 31, 1996, the Company had net working capital of $709,383 and a current ratio of 1.48 to 1.

         Accounts receivable at October 31, 1996 were $722,891, consisting of $50,000 in licensing fee and royalty receivables and $672,891 in trade accounts receivable as compared to accounts receivable at July 31, 1996 of $824,591, consisting of $35,000 in licensing fee and royalty receivables, $129,319 in receivables related to the termination of the licensing agreement with the Procter & Gamble Company and $660,272 in trade accounts receivable. Trade accounts receivable as a percentage of quarterly net sales were 42.1% at October 31, 1996 compared to 41.4% at July 31, 1996. There continues to be an emphasis on strong credit management.

         At October 31, 1996, the Company had inventories of $445,304, an increase of $46,328 from inventories at July 31, 1996. The increase is the result of a build up of components and finished goods for new products. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

         As of October 31, 1996, the Company had no material commitments for capital expenditures. However, the Company will continue to seek FDA approval of ORATEST and in connection therewith the Company believes that approximately $75,000 of additional capital may be necessary in order to receive such approval. Other than the funds necessary for FDA approval of the ORATEST product and for litigation expenses for the Colgate-Palmolive litigation, the Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity.


         Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion. In anticipation of these potential requirements, the Company obtained a $250,000 bank line of credit in April 1996, which is secured by trade accounts receivable, inventories and rights to payment. This line of credit expires in April of 1997. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.25% at October 31, 1996) plus 1.75%. At October 31, 1996, the Company had borrowed $160,000 against the line of credit. The Company's debt agreement with the bank contains various covenants including net working capital and current ratio. As of October 31, 1996, the Company was not in compliance with certain of these covenants. The Company has obtained a waiver from the bank against current convenant violations as of October 31, 1996. The Company is uncertain whether these debt covenants will be complied with at the next quarterly reporting date on January 31, 1997. The Company also has the availability of additional financing by borrowing against the Company's short-term investments. At October 31, 1996, the Company had available $506,457, of which the Company had borrowed $343,627 against its' short-term investments. The Company's directors and officers liability insurance has been financed with an installment note payable. As of October 31, 1996, the balance of this note was $40,506.

FORWARD LOOKING INFORMATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the "Investments Considerations Section " in the Company's registration statement on Form S-4 (Registration No. 333-10107), which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.- Legal Proceedings

         Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-EHC. The complaint was served on Colgate on May 10, 1994. The complaint alleges that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent") which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint seeks to enjoin Colgate's manufacture and distribution of Orabase Gel and requests an award of damages in an appropriate amount. On May 27, 1994, Colgate filed its answer to Zila's complaint, denying infringement and asserting that the '158 Patent is invalid and unenforceable. The Company has received an opinion of its patent counsel that the '158 Patent was duly and validly issued, that the Patent is valid and enforceable and that Colgate is infringing the '158 Patent by its manufacture and distribution of the Orabase Gel product. The Company intends to vigorously prosecute its claims for injunctive relief and damages against Colgate. The Court has denied Colgate's Motions for Summary Judgment that the Patent is invalid. The parties are completing pretrial procedures. The Court has scheduled the case for trial commencing April 22, 1997.


Item 5 - Other information

         Bio-Dental Technologies. On June 3, 1996, the Company announced that it had signed a letter of intent with Bio-Dental Technologies Corporation ("Bio-Dental") for the merger of Bio-Dental with Zila. It is the intention of the parties that the merger be accounted for as a pooling of interests. On August 8, 1996, the parties entered into a definitive merger agreement. The terms of the merger agreement provide for a per share or exchange of between .75 and .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding on the closing date and for the assumption by the Company of outstanding Bio-Dental stock options and warrants. As of October 31, 1996, Bio-Dental had 6,444,986 shares of common stock outstanding. The consummation of the merger is subject to a number of conditions set forth in the merger agreement, including the approval of the merger by Bio-Dental's shareholders, the ability of the parties to account for the merger as a pooling of interests, and various other closing conditions.


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                 Exhibit Number                            Description

                       27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 15, 1996                      By /s/Joseph Hines
     ___________________                        _______________
                                             Joseph Hines
                                             President, Chairman of the Board
                                             (Principal Executive Officer)



                                             By /s/Clarence J. Baudhuin
                                             __________________________
                                             Clarence J. Baudhuin
                                             Executive Vice President of
                                             Finance  & Administration
                                             Treasurer, Director (Principal
                                             Financial & Accounting Officer)