Form 10-Q
period 1997-01-31
ZILA INC
filed 1997-03-17
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended January 31, 1997 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________ to ____________

Commission file number 0-17521

                                   ZILA, INC.
             (Exact Name of registrant as specified in its charter)

             Delaware                                No. 86-0619668
   (State or Other Jurisdiction             (IRS Employer Identification number)
   corporation or organization)

5227 North 7th Street, Phoenix, Arizona                      85014
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (602)266-6700
(former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes _X_    No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at January 31, 1997 was 31,237,738 shares.

                                                                      Exhibit 15
                                                                  Total pages 15

                                TABLE OF CONTENTS


                                                                                                       Page no.
                                                                                                       --------
Part   I     FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed consolidated balance sheets as of January 31, 1997 and July 31, 1996                  3

             Condensed consolidated statements of operations for quarters and six months ended
             January 31, 1997 and 1996                                                                       4

             Condensed consolidated statements of cash flows for six months ended January 31,
             1997 and 1996                                                                                   5

             Notes to condensed consolidated financial statements                                          6-9

   Item 2.   Management's discussion and analysis of financial condition and results of operations       10-12

Part II.       OTHER INFORMATION

   Item 1.   Legal proceedings                                                                              12

   Item 4.   Submission of matters to a vote of security holders                                            13

   Item 5.   Other information                                                                              13

   Item 6.   Exhibits and reports on Form 8-K                                                               14

             SIGNATURES                                                                                     15

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     January             July
                                                                    31, 1997           31, 1996
ASSETS                                                            ------------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                       $  2,132,145        $  3,491,904
  Short-term investments                                                                   711,470
  Trade accounts receivable less allowance for
    doubtful accounts                                                2,507,755           2,821,440
  Other receivables                                                    619,482             975,481
  Inventories                                                        4,005,639           4,200,442
  Prepaid expenses and other assets                                    493,280             422,596
  Deferred income taxes                                                285,302             961,413
                                                                  ------------        ------------

         Total current assets                                       10,043,603          13,584,746
                                                                  ------------        ------------

PROPERTY AND EQUIPMENT - Net                                         1,701,811           1,928,778
PURCHASED TECHNOLOGY RIGHTS - Net                                    7,128,513           7,346,733
OTHER INTANGIBLE ASSETS - Net                                        1,830,185           2,286,221
OTHER ASSETS                                                           173,690             163,303
                                                                  ------------        ------------


TOTAL                                                             $ 20,877,802        $ 25,309,781
                                                                  ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                           $     63,420        $
  Accounts payable                                                   3,443,023           2,934,123
  Accrued liabilities                                                1,626,405           1,546,662
  Deferred revenue                                                     328,090             187,561
  Income taxes payable                                                                   1,976,369
  Current portion of long-term debt                                     27,782              27,782
                                                                  ------------        ------------

         Total current liabilities                                   5,488,720           6,672,497

LONG-TERM DEBT - Net of current portion                                368,114             382,006
                                                                  ------------        ------------

          Total liabilities                                          5,856,834           7,054,503
                                                                  ------------        ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 31,237,738 shares
   (January 31, 1997) and 31,077,330 shares (July 31, 1996)             31,238              31,077
  Capital in excess of par value                                    25,228,108          24,760,270
  Unrealized loss on securities available-for-sale                                         (24,832)
  Deficit                                                          (10,237,953)         (6,510,812)
                                                                  ------------        ------------

                                                                    15,021,393          18,255,703
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                  (425)               (425)
                                                                  ------------        ------------

        Total shareholders' equity                                  15,020,968          18,255,278
                                                                  ------------        ------------

TOTAL                                                             $ 20,877,802        $ 25,309,781
                                                                  ============        ============

    See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
-------------------------------------------------------------------------------


                                                     Quarters ended                        Six months ended
                                            --------------------------------        --------------------------------
                                               January             January             January            January
                                              31, 1997            31, 1996            31, 1997            31, 1996
                                            ------------        ------------        ------------        ------------
 REVENUES
  Net sales                                 $  9,763,731        $  9,397,574        $ 18,967,442        $ 19,292,251
  Licensing fees and royalty revenue              15,483             458,706              42,295             805,776
                                            ------------        ------------        ------------        ------------
                                               9,779,214           9,856,280          19,009,737          20,098,027
                                            ------------        ------------        ------------        ------------

OPERATING COSTS AND EXPENSES
  Cost of products sold                        6,058,936           5,984,178          11,777,513          11,998,536
  Selling, general and administrative          4,780,176           4,216,348           9,224,537           8,796,761
  Merger related expenses                        178,730                                 328,555
  Impairment charges                                                                     587,659
  Litigation expenses                            227,500             126,864           1,060,251             254,371
  Restructuring charges                                              122,000                                 128,000
                                            ------------        ------------        ------------        ------------
                                              11,245,342          10,449,390          22,978,515          21,177,668
                                            ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                          (1,466,128)           (593,110)         (3,968,778)         (1,079,641)
                                            ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
  Interest income                                 56,551              42,484             119,999              88,935
  Interest expense                               (26,594)            (72,234)            (43,387)           (149,337)
  Other income                                                        29,565                                  29,565
  Realized loss on short-term
     investments                                 (19,448)             (1,731)            (21,493)             (1,406)
                                            ------------        ------------        ------------        ------------

                                                  10,509              (1,916)             55,119             (32,243)
                                            ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAX BENEFIT                (1,455,619)           (595,026)         (3,913,659)         (1,111,884)

INCOME TAX BENEFIT                                                                       186,518
                                            ------------        ------------        ------------        ------------

NET LOSS                                    $ (1,455,619)       $   (595,026)       $ (3,727,141)       $ (1,111,884)
                                            ============        ============        ============        ============

NET LOSS PER SHARE                          $      (0.05)       $      (0.02)       $      (0.12)       $      (0.04)
                                            ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                 31,184,990          29,818,274          31,160,359          29,676,377
                                            ============        ============        ============        ============


     See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
-------------------------------------------------------------------------------



                                                                        1997               1996
                                                                     -----------        -----------
OPERATING ACTIVITIES:
     Net loss                                                        $(3,727,141)       $(1,111,884)
     Adjustments to reconcile net loss to net cash
      (used) provided by operating activities:
       Depreciation and amortization                                     528,170            312,388
       ESOP contributions in stock                                        23,177
       Services paid in stock                                             19,494
       Impairment of assets                                              587,659
       Change in assets and liabilities:
          Receivables                                                    669,684            852,766
          Inventories                                                    194,803            341,539
          Prepaid expenses and other assets                              (81,071)           151,053
          Deferred income taxes                                          676,111
          Accounts payable and accrued expenses                          588,643          1,303,036
          Income taxes payable                                        (1,976,369)
          Deferred revenue                                               140,529           (111,974)
                                                                     -----------        -----------

              Net cash (used) provided by operating activities        (2,356,311)         1,736,924
                                                                     -----------        -----------

INVESTING ACTIVITIES:
    Purchases of short-term investments                                 (222,615)          (165,563)
    Proceeds from sale of short-term investments                         958,917            170,107
    Purchases of property and equipment                                 (166,702)          (304,155)
    Patents and licensing costs incurred                                 (47,904)          (118,100)
                                                                     -----------        -----------

              Net cash provided (used) by investing activities           521,696           (417,711)
                                                                     -----------        -----------

FINANCING ACTIVITIES:
    Principal payments on short-term borrowings                                             (24,062)
    Net proceeds from short-term borrowings                               63,420
    Net proceeds from issuance of common stock                           425,328            410,568
    Principal payments on long-term debt                                 (13,892)          (836,654)
                                                                     -----------        -----------

              Net cash provided (used) by financing activities           474,856           (450,148)
                                                                     -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                      (1,359,759)           869,065

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,491,904           (313,234)
                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 2,132,145        $   555,831
                                                                     ===========        ===========

CASH PAID FOR INTEREST                                               $    43,387        $   165,378
                                                                     ===========        ===========

CASH PAID FOR INCOME TAXES                                           $ 1,167,369        $
                                                                     ===========        ===========

See notes to condensed consolidated financial statements

                           ZILA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. In the opinion of management of Zila, Inc. and Subsidiaries ("Zila" or the "Company"), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., and Bio-Dental Technologies Corporation ("Bio-Dental"). All significant intercompany balances and transactions are eliminated in consolidation.

2. On January 8, 1997, the Company's merger with Bio-Dental was completed. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding. As of January 8, 1997, Bio-Dental had 6,444,986 shares of common stock outstanding.

         The merger has been accounted for as a pooling-of-interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental for all periods presented. Certain adjustments and reclassifications have been made to conform previously issued Bio-Dental financial statements to classifications and accounting policies used by Zila. The following is a summary of the results of operations of the separate entities for the quarter and six months ended January 31, 1996:

                                            Zila             Bio-Dental         Consolidated
                                         -----------        ------------        ------------
Quarter ended January 31, 1996:

Revenues                                 $ 1,612,509        $  8,243,771        $  9,856,280
Net loss                                 $  (118,151)       $   (476,875)       $   (595,026)

Six months ended January 31, 1996:

Revenues                                 $ 3,153,812        $ 16,944,215        $ 20,098,027
Net loss                                 $  (135,528)       $   (976,356)       $ (1,111,884)

3. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect to any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters and six month periods ended January 31, 1997 and 1996, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.


4.       Inventories consist of the following:

                              January 31,       July 31,
                                 1997             1996
                              ----------       ----------
         Finished goods       $3,566,313       $3,909,851
         Raw materials           439,326          290,591
                              ----------       ----------

                              $4,005,639       $4,200,442
                              ==========       ==========


5. On December 30, 1996, the Company obtained an increase in it's revolving bank line of credit which is collateralized by trade accounts receivable, inventories and rights to payment. This line of credit expires in April 1997 and the Company intends to renew it prior to that time; however, there can be no assurance that such renewal will be approved by the bank. The Company currently has a borrowing base of $500,000, an increase of $250,000 from its previous base. Interest is payable monthly on the unpaid balance at the bank's prime rate (8.25% at January 31, 1997) plus 1.75%. At July 31, 1996 and January 31, 1997, the Company had no borrowings against this line of credit. Included in short-term borrowings at January 31, 1997 is $63,420 for installments due on the Company's directors and officers liability insurance and installments due on an equipment loan.


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


7. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on August 1, 1996. Accordingly, the realizability of goodwill, software rights and other long-lived assets associated with Integrated

         Dental Technologies ("IDT"), a wholly-owned subsidiary of Bio-Dental, was analyzed for impairment due to its history of operating and cash flow losses. The Company determined that the long-lived assets would not likely be recoverable based on the estimated future cash flows of IDT. As a result, a $587,659 impairment loss was recognized to reduce the carrying value of IDT's long-lived assets.

8. In October 1995, the Financial Accounting Standards Board SFAS No. 123 "Accounting for Stock-Based Compensation" which became effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose the pro forma effect on net income and earnings per share, as if the Company had applied the new Statement in its year-end financial statements.

9. a) On April 13, 1994, the Company filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"). The complaint alleged that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent"), which covers the Company's non-prescription, film-forming, bioadhesive medications. The complaint sought to enjoin Colgate's manufacture and distribution of Orabase Gel and requested an award of damages in an appropriate amount. The case was settled on March 6, 1997 and had no material impact on the Company's financial statements.

         b) In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental (Shareholder), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

         Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. In November 1996, Bio-Dental was granted a summary judgement in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgement ruling, which was denied by the court in January 1997. Having lost the summary judgement ruling and later having this ruling upheld, the plaintiffs are in the process of filing an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. Bio-Dental accrued a contingent liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental.

         c) Upon consummation of the Company's merger with Bio-Dental, each of the outstanding shares of Bio-Dental common stock was converted into .825 shares of the Company's common stock. Subsequent to the Merger, the Company's stock transfer agent was presented with a certificate purporting to represent 220,000 shares of Bio-Dental common stock which did not appear on the records of Bio-Dental's stock transfer agent as of the closing date. The Company is currently investigating this matter and has not determined whether any shares of the Company's common stock are required to be issued in exchange for the shares purportedly represented by this certificate.

10. Subsequent event - On March 7, 1997, the Company signed a letter of intent to acquire Cygnus Imaging, Inc., a small privately held company located in Scottsdale, Arizona that manufactures and distributes oral camera systems. The Company expects to finalize the terms of the acquisition during the third quarter of fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

         For the quarter ended January 31, 1997, the Company had a net loss of $1,455,619 compared to a net loss of $595,026 for the quarter ended January 31, 1996. For the six month period ended January 31, 1997, the Company had a net loss of $3,727,141 compared to a net loss of $1,111,884 for the six month period ended January 31, 1996.

         Net sales during the second quarter of the current fiscal year totaled $9,763,731 compared to net sales of $9,397,574 during the second quarter of the prior fiscal year, a 3.9% increase. This increase was primarily the result of sales of new products in the Zila Pharmaceuticals' line, including ZILACTIN LIP and QUIK FLOSS, as well as increased sales at the The Supply House, a subsidiary of Bio-Dental. For the first six months of this fiscal year, net sales were $18,967,442 compared to $19,292,251 for the same period of the prior fiscal year, a 1.7% decrease. This decrease was a result of decreased sales in the Bio-Dental subsidiary partially offset by increased sales of new products in the Zila Pharmaceuticals subsidiary.

         In the second quarter ended January 31, 1997, cost of sales increased 1.2% to $6,058,936 from $5,984,178 for the same period last year primarily as a result of increased net sales. For the six month period ended January 31, 1997, cost of sales decreased 1.8% from the same period last year, $11,998,536 to $11,777,513. Cost of sales as a percentage of net sales decreased from 63.7% in the quarter ended January 31, 1996 to 62.1% in the quarter ended January 31, 1997 and from 62.2% to 62.1% for the six month periods in 1996 and 1997, respectively. The Company has continued to control product costs through volume price breaks and competitive purchases of packaging and other components.

         Licensing fees and royalty revenues were $15,483 for the quarter ended January 31, 1997 compared to $458,706 for the quarter ended January 31, 1996. For the six month period ended January 31, 1997, licensing fees and royalty revenues were $42,295 compared to $805,776 for the same period of the prior fiscal year. Approximately $698,219 of these decreases were due to royalty revenues earned during the first six months of fiscal 1996, related to the licensing agreement between Bio-Dental and Denticator International, Inc. ("DII"). In July 1996, Bio-Dental disposed of its rights to receive future royalty payments from DII in exchange for a lump sum payment of approximately $7,500,000.

         Selling, general and administrative expenses increased $563,828 from $4,216,348 for the second quarter of fiscal year 1996 to $4,780,176 for the same period in fiscal year 1997 and increased $427,776 from $8,796,761 during the six months of fiscal 1996 to $9,224,537 during the six months of fiscal 1997. Approximately $278,000 of the increases for the quarter ended January 31, 1997 were attributable to costs associated with the funding of ORATEST research, marketing, and start-up manufacturing costs. For the quarter ended January 31, 1997, the Zila Pharmaceutical subsidiary incurred an additional $151,000 in expenses for advertising, sales promotion, trade shows and staffing as compared to the same period of the previous fiscal year. Additionally, the Company incurred approximately $109,000 in amortization costs related to the purchased technology rights during the quarter ended January 31, 1997.

         For the six months ended January 31, 1997, approximately $270,000 of the increases were attributable to costs associated with the funding of ORATEST research, start-up manufacturing costs and staffing. The Company also incurred approximately $218,000 in amortization costs related to the purchased technology rights during the six months ended January 31, 1997. These increases were partially offset by a decrease in selling, general and administrative expenses at Bio-Dental resulting from the restructuring of IDT.

         Litigation costs, related to the Colgate and the Shareholder suits, during the second quarter of fiscal year 1997 increased $100,636 from $126,864 in the second quarter of fiscal year 1996 to $227,500 during the same period of fiscal year 1997. For the six months ended January 31, 1997, litigation costs increased $805,880 to $1,060,251 from the same period last year. These increases were due to the accrual of a contingent liability in the event that the outcome of the Shareholder litigation would be unfavorable to Bio-Dental and also due to legal expenses arising out of the Company's efforts to prevent infringements of the Zilactin patents (See "Part II - Other Information Item 1 - Legal Proceedings")

         Interest income during the second quarter of fiscal year 1997 increased $14,067 from $42,484 in the second quarter of fiscal year 1996 to $56,551 during the same period in fiscal 1997. For the six months ended January 31, 1997, interest income increased $31,064 to $119,999 from the same period last year. Interest expense decreased from $72,234 in the second quarter of the 1996 fiscal year to $26,594 in the second quarter of 1997 and from $149,337 to $43,387 for the six month periods in 1996 and 1997, respectively. The decreases were attributable to lower debt obligations during the first six months of fiscal year 1997 as compared to fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1996, the Company had net working capital of $6,912,249 and a current ratio of 2.0 to 1. At January 31, 1997, the Company had net working capital of $4,554,883 and a current ratio of 1.8 to 1.

         Accounts receivable at January 31, 1997 were $2,507,755 compared to accounts receivable at July 31, 1996 of $2,821,440. Accounts receivable as a percentage of quarterly net sales were 25.7% at January 31, 1997 compared to 31.2% at July 31, 1996. There continues to be an emphasis on strong credit management.

         At January 31, 1997, the Company had inventories of $4,005,639, a decrease of $194,803 from inventories at July 31, 1996. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

         As of January 31, 1997, the Company had no material commitments for capital expenditures. However, the Company will continue to seek FDA approval of ORATEST and in connection therewith the Company believes that approximately $75,000 of additional capital may be necessary in order to receive such approval. Other than the funds necessary for FDA approval of ORATEST, the Company does not believe there are any known trends, demands, commitments, events or uncertainties which are likely to significantly affect the Company's liquidity.

         Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion. In anticipation of these potential requirements, the Company obtained a $500,000 bank line of credit in December 1996, which is secured by trade accounts receivable, inventories and rights to payment. This line of credit expires in April 1997 and the Company intends to renew it prior to that time; however, there can be no assurance that such renewal will be approved by the bank. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.25% at January 31, 1997) plus 1.75%. At January 31, 1997, the Company had no borrowings against the line of credit. Additionally, the Company may consider other financing options, including raising equity capital.

FORWARD LOOKING INFORMATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the "Investments Considerations Section" in the Company's registration statement on Form S-4 (Registration No. 333-10107), which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.

Part II - Other Information

Item 1.- Legal Proceedings

         Colgate-Palmolive. On April 13, 1994, Zila filed a complaint in the United States District Court for the District of Arizona, titled Zila Pharmaceuticals, Inc. v. Colgate-Palmolive Company ("Colgate"), CIV No. 94-0756 PHX-EHC. The complaint was served on Colgate on May 10, 1994. The complaint alleged that Colgate's Orabase Gel product infringes the Company's U.S. Patent No. 5,081,158 (the "'158 Patent") which covers Zila's non-prescription, film-forming, bioadhesive medications sold in food and drug stores nationwide. The complaint sought to enjoin Colgate's manufacture and distribution of Orabase Gel and requested an award of damages in an appropriate amount. The case was settled on March 6, 1997 and had no material impact on the Company's financial statements.

         Wildwood. In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental (Shareholder), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

         Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. In November 1996, Bio-Dental was granted a summary judgement in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgement ruling, which was denied by the court in January 1997. Having lost the summary judgement ruling and later having this ruling upheld, the plaintiffs are in the process of filing an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. Bio-Dental accrued a contingent liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental.


Item 4 - Submission of matters to a vote of security holders.

         (a) The Company held its Annual Meeting on December 12, 1996. The meeting was adjourned and reconvened on December 20, 1996.

         (b) Joseph Hines, Clarence J. Baudhuin, Michael Lesser, Patrick M. Lonergan, Carl A. Schroeder, James E. Tinnell, and H. Ray Cox were elected directors of the Company at the Annual Meeting. During the second quarter subsequent to the annual meeting, James E. Tinnell and
         H. Ray Cox ceased being members of the Board of Directors. Upon the consummation of the Bio-Dental merger, Douglas Ayer and Curtis Rocca were appointed to the Zila Board.

         (c) At the Annual Meeting, the Company's stockholders ratified Deloitte & Touche LLP as auditors for the Company for its 1997 fiscal year. The vote was as follows:

                  Votes for             Votes withheld           Votes against
                  21,433,041                96,722                   73,737

Item 5 - Other information

         Bio-Dental Technologies. On January 8, 1997, the Company's merger with Bio-Dental Technologies Corporation ("Bio-Dental") was completed. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding. As of January 8, 1997, Bio-Dental had 6,444,986 shares of common stock outstanding.

         The Bio-Dental merger has been accounted for as a pooling of interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental for all periods presented.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Number           Description

                       27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  On January 8, 1997, the Company filed a Current Report on Form 8-K to report that it had acquired Bio-Dental Technologies Corporation.

                  On February 11, 1997, the Company filed a Current Report on Form 8-K which included as an exhibit, the Bio-Dental stock option plan assumed by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 17, 1997                      By /s/Joseph HInes
                                             -------------------------------
                                          Joseph Hines
                                          President, Chairman of the Board
                                          (Principal Executive Officer)



                                          By /s/Clarence J. Baudhuin
                                             -------------------------------
                                          Clarence J. Baudhuin
                                          Executive Vice President of
                                          Finance & Administration
                                          Director (Principal Financial
                                          & Accounting Officer)