Form 10-Q
period 1997-04-30
ZILA INC
filed 1997-06-16
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

---
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the quarterly period ended April 30, 1997 or

---
     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from ____________________ to _________________________

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

      Yes  _X_    No.  ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares of the Company's common stock outstanding at April 30, 1997 was 32,257,848 shares.

                                                                      Exhibit 14
                                                                  Total pages 17

                                TABLE OF CONTENTS


                                                                      Page no.
                                                                      --------
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets as of April 30,
         1997 and July 31, 1996                                          3

         Condensed consolidated statements of operations for
         quarters and nine months ended April 30, 1997 and 1996          4

         Condensed consolidated statements of cash flows for nine
         months ended April 30, 1997 and 1996                           5-6

         Notes to unaudited condensed consolidated financial           7-10
         statements

  Item 2.  Management's discussion and analysis of financial
         condition and results of operations                           11-14

PART II.       OTHER INFORMATION

  Item 1.  Legal proceedings                                            14-15

  Item 5.  Other information                                             15

  Item 6.  Exhibits and reports on Form 8-K                              16

         SIGNATURES                                                      17

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------
                                                                    April             July
ASSETS                                                           30, 1997         31, 1996
                                                             ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,210,059     $  3,491,904
  Cash in escrow                                                2,880,000
  Short-term investments                                                           711,470
  Trade receivables, less allowance for doubtful accounts       2,840,070        2,821,440
  Other receivables                                               787,953          620,378
  Inventories                                                   3,651,752        4,200,442
  Prepaid expenses and other assets                               467,033          444,913
  Deferred income taxes                                                            961,413
                                                             ------------     ------------
         Total current assets                                  11,836,867       13,251,960
                                                             ------------     ------------
PROPERTY AND EQUIPMENT - Net                                    1,786,964        1,928,778
PURCHASED TECHNOLOGY RIGHTS - Net                               7,019,403        7,346,733
OTHER INTANGIBLE ASSETS - Net                                   1,232,830        1,631,898
GOODWILL - Net                                                  2,693,919          654,323
OTHER ASSETS                                                      128,043          496,089
                                                             ------------     ------------
TOTAL                                                        $ 24,698,026     $ 25,309,781
                                                             ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                      $    345,784     $
  Accounts payable                                              3,076,161        2,934,123
  Accrued liabilities                                           1,885,951        1,546,662
  Deferred revenue                                                383,260          187,561
  Income taxes payable                                                           1,976,369
  Current portion of long-term debt                                27,782           27,782
                                                             ------------     ------------
         Total current liabilities                              5,718,938        6,672,497

LONG-TERM DEBT - Net of current portion                           361,169          382,006
                                                             ------------     ------------
          Total liabilities                                     6,080,107        7,054,503
                                                             ------------     ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 32,257,848 shares
   (April 30, 1997) and 31,077,330 shares (July 31, 1996)          32,258           31,077
  Capital in excess of par value                               30,271,126       24,760,270
  Unrealized loss on securities available-for-sale                                 (24,832)
  Deficit                                                     (11,685,040)      (6,510,812)
                                                             ------------     ------------
                                                               18,618,344       18,255,703
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                             (425)            (425)
                                                             ------------     ------------
        Total shareholders' equity                             18,617,919       18,255,278
                                                             ------------     ------------
TOTAL                                                        $ 24,698,026     $ 25,309,781
                                                             ============     ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                             Quarters ended            Nine months ended
                                        -------------------------   -------------------------
                                              April         April         April         April
                                           30, 1997      30, 1996      30, 1997      30, 1996
                                        -----------   -----------   -----------   -----------
 REVENUES
   Net sales                            $ 9,912,648   $ 9,143,739   $28,880,090   $28,435,990
   Licensing fees and royalty revenue        15,345     1,005,488        57,640     1,811,264
                                        -----------   -----------   -----------   -----------
                                          9,927,993    10,149,227    28,937,730    30,247,254
                                        -----------   -----------   -----------   -----------
 OPERATING COSTS AND EXPENSES
   Cost of products sold                  6,070,037     6,867,854    17,847,550    18,866,390
   Selling, general and administrative    5,202,153     4,892,970    14,426,690    13,689,731
   Merger related expenses                   38,311                     366,866
   Impairment charges                                                   587,659
   Litigation expenses                       84,037        10,950     1,144,288       265,321
   Restructuring charges                                  143,632                     271,632
                                        -----------   -----------   -----------   -----------
                                         11,394,538    11,915,406    34,373,053    33,093,074
                                        -----------   -----------   -----------   -----------

 LOSS FROM OPERATIONS                    (1,466,545)   (1,766,179)   (5,435,323)   (2,845,820)
                                        -----------   -----------   -----------   -----------
 OTHER INCOME (EXPENSES)
   Interest income                           37,093        12,780       157,092       101,715
   Interest expense                         (22,112)      (39,694)      (65,499)     (160,782)
   Other income (expense)                     4,477         1,638         4,477         2,954
   Realized gain (loss) on short-term
      investments                                             209       (21,493)       (1,197)
                                        -----------   -----------   -----------   -----------
                                             19,458       (25,067)       74,577       (57,310)
                                        -----------   -----------   -----------   -----------
 LOSS BEFORE INCOME TAX BENEFIT          (1,447,087)   (1,791,246)   (5,360,746)   (2,903,130)

 INCOME TAX BENEFIT                                     1,298,882       186,518     1,298,882
                                        -----------   -----------   -----------   -----------
 NET LOSS                               $(1,447,087)  $  (492,364)  $(5,174,228)  $(1,604,248)
                                        ===========   ===========   ===========   ===========
 NET LOSS PER SHARE                     $     (0.05)  $     (0.02)  $     (0.17)  $     (0.05)
                                        ===========   ===========   ===========   ===========
 WEIGHTED AVERAGE NUMBER
   OF COMMON AND COMMON
   EQUIVALENT SHARES
   OUTSTANDING                           31,487,890    30,148,611    31,279,114    29,833,214
                                        ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                      1997            1996
                                                                  -----------     -----------
OPERATING ACTIVITIES:
     Net loss                                                     $(5,174,228)    $(1,604,248)
     Adjustments to reconcile net loss to net cash
      (used) provided by operating activities:
       Depreciation and amortization                                  729,489         317,689
       ESOP contributions in stock                                     23,177
       Services paid in stock                                          19,494
       Impairment of assets                                           587,659
       Change in assets and liabilities:
          Receivables                                                 222,607          76,668
          Inventories                                                 764,840       1,800,736
          Prepaid expenses and other assets                             5,667          70,226
          Deferred income taxes                                       961,413      (1,141,402)
          Accounts payable and accrued expenses                       196,823       1,015,048
          Income taxes payable                                     (1,976,369)
          Deferred revenue                                            195,699          19,894
                                                                  -----------     -----------
              Net cash (used) provided by operating activities     (3,443,729)        554,611
                                                                  -----------     -----------
INVESTING ACTIVITIES:
    Purchases of short-term investments                              (222,615)       (213,620)
    Proceeds from sale of short-term investments                      958,917         201,869
    Purchases of property and equipment                              (314,083)       (426,968)
    Patents and licensing costs incurred                              (49,352)       (281,049)
                                                                  -----------     -----------
              Net cash provided (used) by investing activities        372,867        (719,768)
                                                                  -----------     -----------
FINANCING ACTIVITIES:
    Principal payments on notes payable                              (418,438)
    Net proceeds from short-term borrowings                           345,784       1,308,818
    Net proceeds from issuance of common stock                        882,508       1,046,164
    Principal payments on long-term debt                              (20,837)       (627,870)
                                                                  -----------     -----------
              Net cash provided (used) by financing activities        789,017       1,727,112
                                                                  -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                   (2,281,845)      1,561,955

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,491,904        (313,234)
                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,210,059     $ 1,248,721
                                                                  ===========     ===========
CASH PAID FOR INTEREST                                            $    65,524     $   160,782
                                                                  ===========     ===========
CASH PAID FOR INCOME TAXES                                        $ 1,167,369     $
                                                                  ===========     ===========

                                   (continued)

ZILA, INC. AND SUBSIDIARIES

NINE MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES:
      Non-cash aspects of Cygnus acquisition:
           Stock issued                                           $ 1,725,000
           Fair value of assets acquired other than cash and
                cash equivalents                                      344,343
           Liabilities assumed                                        702,942

     Non-cash aspects of CTM acquisition:
          Stock issued                                                            $ 1,884,375

     Non-cash aspects of sale of common stock:
          Cash in escrow                                          $ 2,880,000

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

      The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), and Cygnus Imaging, Inc. ("Cygnus"). All significant intercompany balances and transactions are eliminated in consolidation.

2. On January 8, 1997, the Company's merger with Bio-Dental was completed. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding.

      The Bio-Dental merger has been accounted for as a pooling-of-interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental for all periods presented. Certain adjustments and reclassifications have been made to conform previously issued Bio-Dental financial statements to classifications and accounting policies used by Zila.

3. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect to any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters and nine month periods ended April 30, 1997 and 1996, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.

4.    Inventories consist of the following:

                        April 30,     July 31,
                        1997          1996
                        ----------    ----------
      Finished goods    $2,950,884    $3,909,851
      Raw materials        700,868       290,591
                        ----------    ----------
                        $3,651,752    $4,200,442
                        ==========    ==========


5. On June 1, 1997, the Company's revolving bank line of credit which was collateralized by trade accounts receivable, inventories and rights to payment expired. At July 31, 1996 and April 30, 1997, the Company had $0 and $260,000 in borrowings against this line of credit, respectively. Included in short-term borrowings at April 30, 1997 is $85,784 for installments due on the Company's directors and officers liability insurance, product liability insurance, and installments due on an equipment loan.


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


7. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on August 1, 1996. As a result of this analysis, the Company determined that the long-lived assets associated with Integrated Dental Technologies ("IDT"), a wholly owned subsidiary of Bio-Dental, would not likely be recoverable, as defined by SFAS No. 121. As a result, a $587,659 impairment loss was recognized to reduce the carrying value of these long-lived assets.


8. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which became effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and will disclose the pro forma effect on net income and earnings per share, as if the Company had applied the new Statement in its year-end financial statements.

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

      b) In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental
      ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

      Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgment ruling, which was denied by the court in January 1997. Having lost the summary judgment ruling and later having this ruling upheld, the plaintiffs are in the process of filing an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit; however, a contingent liability has been accrued to cover probable losses.

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

10. On April 4, 1997, the Company acquired Cygnus Imaging, Inc., a small privately held company located in Scottsdale, Arizona that manufactures and distributes intra-oral camera systems and other dental imaging products. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 260,000 shares of Zila common stock and the recording of approximately $2,059,000 of goodwill. The Company is still evaluating certain contingencies that could impact the allocation of the purchase price.

11. Effective April 30, 1997, Zila entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allows the Company to sell up to $25 million of Zila's common stock with the proceeds to be used to fund OraTest marketing and general corporate purposes. The option to sell stock to the Investor will remain available for a period of twelve months following the effective date of the registration statement discussed below (the "Twelve Month Period"). As part of the Investment Agreement, Zila sold $3.0 million of stock on April 30, 1997, and has committed to sell an additional $10 million of common stock to the Investor over the Twelve Month Period. At April 30, 1997, the net proceeds of $2.9 million from the initial sale of shares were held in escrow. During May 1997, the cash held in escrow was released to the Company.

      The Investment Agreement provides that Zila can obtain up to $2 million at any one time through the sale of the Company's common stock. All shares sold will be at a 7% discount to the average low trading price of the Company's common stock over a specified period of time, subject to a maximum purchase price calculation. Sales are subject to the satisfaction of certain conditions, including registration of the shares, a minimum market volume, and certain limitations on the number of shares of the Company's common stock outstanding.

      As a commitment fee for keeping the equity line available for the Twelve Month Period, the Company has issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three-year period commencing October 31, 1997. A registration statement pertaining to the shares issued and to be issued under the Investment Agreement and the warrants is to be filed and effective no later than August 30, 1997 before any funds, other than the initial draw of $2.9 million, are drawn under the Investment Agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


ZILA, INC. AND SUBSIDIARIES

MERGER WITH BIO-DENTAL:

      On January 8, 1997, the Company's merger with Bio-Dental was completed. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding.

      The Bio-Dental merger has been accounted for as a pooling-of-interests, and accordingly, the condensed consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental for all periods presented. Certain adjustments and reclassifications have been made to conform previously issued Bio-Dental financial statements to classifications and accounting policies used by Zila.

RESULTS OF OPERATIONS:

      For the quarter ended April 30, 1997, the Company had a net loss of $1,447,087 compared to a net loss of $492,364 for the quarter ended April 30, 1996. For the nine month period ended April 30, 1997, the Company had a net loss of $5,174,228 compared to a net loss of $1,604,248 for the nine month period ended April 30, 1996.

      Net sales during the third quarter of the current fiscal year totaled $9,912,648 compared to net sales of $9,143,739 during the third quarter of the prior fiscal year, an 8.4% increase. For the first nine months of this fiscal year, net sales were $28,880,090 compared to $28,435,990 for the same period of the prior fiscal year, a 1.6% increase. The increases for both the quarter and nine months ended April 30, 1997, were primarily the result of increased sales of products in the Zila Pharmaceuticals' line, as well as increased sales at The Supply House, a subsidiary of Bio-Dental, offset by decreased sales in certain discontinued product lines associated with the restructuring of Bio-Dental's IDT subsidiary, which occurred in prior periods.

      Cost of sales as a percentage of net sales decreased from 75.1% in the quarter ended April 30, 1996 to 61.2% in the quarter ended April 30, 1997 and from 66.3% to 61.8% for the nine month periods in 1996 and 1997, respectively. The decreases for the quarter and nine months ended April 30, 1997 were primarily due to the lower costs resulting from the restructuring of IDT.

      Licensing fees and royalty revenues were $15,345 for the quarter ended April 30, 1997 compared to $1,005,488 for the quarter ended April 30, 1996. For the nine month period ended April 30, 1997, licensing fees and royalty revenues were $57,640 compared to $1,811,264 for the same period of the prior fiscal year. Approximately $278,000 for the quarter and $977,000 for the nine months ended April 30, 1996 were due to royalty revenues earned in fiscal 1996, related to the licensing agreement between Bio-Dental and Denticator International, Inc. ("DII"). In July 1996, Bio-Dental disposed of its rights to receive future royalty payments from DII in exchange for a lump sum payment of approximately $7,500,000. In addition, amounts were recorded in fiscal 1996 attributable to the licensing of OraTest for markets in the United Kingdom and the United States by the Stafford-Miller Company and The Procter & Gamble Company, respectively. Of these amounts, $625,000 was paid by Procter & Gamble as a one-time licensing fee required in connection with the termination of its license agreement with the Company.

      Selling, general and administrative expenses increased $309,183 from $4,892,970 for the third quarter of fiscal year 1996 to $5,202,153 for the same period in fiscal year 1997 and increased $736,959 from $13,689,731 during the nine months of fiscal 1996 to $14,426,690 during the nine months of fiscal 1997. Approximately $318,000 of the increase for the quarter ended April 30, 1997 was attributable to costs associated with the funding of ORATEST research, marketing, and start-up manufacturing costs. An additional $70,000, was expensed during the quarter ended April 30, 1997 for shareholder relations and public relations as compared to the same quarter of the previous year. Additionally, the Company incurred approximately $109,000 in amortization costs related to the purchased technology rights during the quarter ended April 30, 1997.

      For the nine months ended April 30, 1997, approximately $923,000 of the increases were attributable to costs associated with the funding of ORATEST research, start-up manufacturing costs and staffing. The Company also incurred approximately $327,000 in amortization costs related to the purchased technology rights during the nine months ended April 30, 1997. The increases for the quarter and nine months ended April 30, 1997, were partially offset by decreases in marketing, selling, product development and administrative expenses at Bio-Dental resulting from the restructuring of IDT, which occurred in prior periods.

      Merger related expenses of $38,311 for the quarter and $366,866 for the nine months ended April 30, 1997, are directly related to the Bio-Dental merger. Impairment charges of $587,659 for the nine months ended April 30, 1997, relate to an impairment loss recognized to reduce the carrying value of IDT's long-lived assets which included goodwill and software rights.

      Litigation costs, related to the Colgate and the Shareholder suits, during the third quarter of fiscal year 1997 increased $73,087 from $10,950 in the third quarter of fiscal year 1996 to $84,037 during the same period of fiscal year 1997. For the nine months ended April 30, 1997, litigation costs increased $878,967 to $1,144,288 from the same period last year. These increases were due to the accrual of a contingent liability in the event that the outcome of the Shareholder litigation would be unfavorable to Bio-Dental and also due to legal expenses arising out of the Company's efforts to prevent infringements of the Zilactin patents (See "Part II - Other Information Item 1 - Legal Proceedings")

      Restructuring charges for the nine months ended April 30, 1996, are directly attributable to the restructuring of IDT.

      Interest income during the third quarter of fiscal year 1997 increased $24,313 from $12,780 in the third quarter of fiscal year 1996 to $37,093 during the same period in fiscal 1997. For the nine months ended April 30, 1997, interest income increased $55,377 to $157,092 from the same period last year. Interest expense decreased from $39,694 in the third quarter of the 1996 fiscal year to $22,112 in the third quarter of 1997 and from $160,782 to $65,499 for the nine month periods in 1996 and 1997, respectively. The decreases were attributable to lower debt obligations during the first nine months of fiscal year 1997 as compared to fiscal year 1996.



LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1996, the Company had net working capital of $6,579,463 and a current ratio of 2.0 to 1. At April 30, 1997, the Company had net working capital of $6,117,929 and a current ratio of 2.1 to 1.

      Accounts receivable at April 30, 1997 were $2,840,070 compared to accounts receivable at July 31, 1996 of $2,821,440. Accounts receivable as a percentage of quarterly net sales were 28.7% at April 30, 1997 compared to 30.9% at July 31, 1996. There continues to be an emphasis on strong credit management.

      At April 30, 1997, the Company had inventories of $3,651,752, a decrease of $548,690 from inventories at July 31, 1996. The decrease was primarily due to the planned reduction of IDT inventory and lower inventory at The Supply House due to greater than anticipated April sales offset by an increase in inventory levels at Zila Pharmaceuticals due to market expansion of its Zilactin family line of products. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

      Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion and to fund future OraTest manufacturing and marketing costs. In anticipation of these potential requirements, effective April 30, 1997, Zila entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allows the Company to sell up to $25 million of Zila's common stock with the proceeds to be used to fund OraTest marketing and general corporate purposes. The option to sell stock to the Investor will remain available for a period of twelve months following the effective date of the registration statement discussed below (the "Twelve Month Period"). As part of the Investment Agreement, Zila sold $3 million of stock on April 30, 1997, and has committed to sell an additional $10 million of common stock to the Investor over the Twelve Month Period. At April 30, the net proceeds of $2.9 million from the initial sale of shares were held in escrow. During May 1997, the cash held in escrow was released to the Company.

      The Investment Agreement provides that Zila can obtain up to $2,000,000 at any one time through the sale of the Company's common stock. All shares sold will be at a 7% discount to the average low trading price of the Company's common stock over a specified period of time, subject to a maximum purchase price calculation. Sales under the Investment Agreement are subject to the satisfaction of certain conditions, including registration of the shares, a minimum market volume, and certain limitations on the number of shares of the Company's common stock outstanding.

             As a commitment fee for keeping the equity line available for the Twelve Month Period, the Company has issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three-year period commencing October 31, 1997. A registration statement pertaining to the shares issued and to be issued under the Investment Agreement and the warrants is to be filed and effective no later than August 30, 1997 before any funds, other than the initial draw of $3,000,000, are drawn under the Investment Agreement.

      In addition, the Company obtained a $500,000 bank line of credit in December 1996, which was secured by trade accounts receivable, inventories and rights to payment. This line of credit expired June 1, 1997. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.5% at April 30, 1997) plus 1.75%. At April 30, 1997, the Company had borrowings of $260,000 against the line of credit. Subsequent to April 30, 1997, all outstanding balances against the line of credit were repaid.

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

      Wildwood. In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

      Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgment ruling, which was denied by the court in January 1997. Having lost the summary judgment ruling and later having this ruling upheld, the plaintiffs are in the process of filing an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit; however, a contingent liability has been accrued to cover probable losses.

      The Company occasionally encounters minor litigation as a means to resolve disputes which arise in the ordinary course of business. None of these minor lawsuits are believed to be material to the Company's ongoing operations or operating results.

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

      Cygnus Imaging, Inc. On April 4, 1997, the Company acquired Cygnus Imaging, Inc., a small privately held company located in Scottsdale, Arizona that manufactures and distributes intra-oral oral camera systems and other dental imaging products. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 260,000 shares of Zila common stock and the recording of approximately $2,059,000 of goodwill. The Company is still evaluating certain contingencies that could impact the allocation of the purchase price.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

         Exhibit Number  Description

         27              Financial Data Schedule

      (b)   Reports on Form 8-K

            On February 11, 1997, the Company filed a Current Report on Form 8-K which included as an exhibit, the Bio-Dental stock option plan assumed by the Company.

            On March 17, 1997, the Company filed a Current Report on Form 8-K which included as an exhibit, unaudited financial information of Zila, Inc. and subsidiaries, in accordance with Securities and Exchange Commission FRR 1, Section 201.01.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 13, 1997                            By /s/Joseph HInes
     ---------------                              ---------------
                                               Joseph Hines
                                               President, Chairman of the Board
                                               (Principal Executive Officer)



                                               By /s/Clarence J. Baudhuin
                                               Clarence J. Baudhuin
                                               Executive Vice President of
                                               Finance  & Administration
                                               Director (Principal Financial
                                               & Accounting Officer)