Form 10-K
period 1997-07-31
ZILA INC
filed 1997-10-29
CIK 827156

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-17521

                                   ZILA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       86-0619668
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)
   5227 NORTH 7TH STREET, PHOENIX, ARIZONA                       85014-2800
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (602) 266-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
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

     At September 30, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $238,077,500.

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

     At September 30, 1997, the number of shares of common stock outstanding was 32,790,849.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the Registrant's 1997 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
       Item 1.      Business............................................................    2
       Item 2.      Properties..........................................................   13
       Item 3.      Legal Proceedings...................................................   14
       Item 4.      Submission of Matters to a Vote of Security Holders.................   15
                    Executive Officers of the Company...................................   15
PART II
       Item 5.      Market for the Company's Common Stock and Related Stockholder
                    Matters.............................................................   16
       Item 6.      Selected Financial Data.............................................   16
       Item 7.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................   17
       Item 8.      Financial Statements and Supplementary Data.........................   20
       Item 9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures...............................................   20
PART III
       Item 10.     Directors and Executive Officers of the Company.....................   21
       Item 11.     Executive Compensation..............................................   21
       Item 12.     Security Ownership of Certain Beneficial Owners and Management......   21
       Item 13.     Certain Relationships and Related Transactions......................   21
PART IV
       Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   22
SIGNATURES..............................................................................   25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Zila, Inc., a Delaware corporation, has three operating groups. Zila Pharmaceuticals, a Nevada corporation ("Zila Pharmaceuticals"), markets a growing line of non-prescription oral healthcare products, including Zilactin(R), Zilactin(R)-B, Zilactin(R)-L, Zilactin(R)-Lip, new Zilactin(R) Baby and Quik Floss(R). Cygnus Imaging, Inc., an Arizona corporation ("Cygnus"), manufactures and markets domestically and internationally Stylus and OralVision(TM) intraoral video camera systems, and Sens-A-Ray(TM) digital x-ray systems. The third operating group, Bio-Dental Technologies Corporation, a California corporation ("Bio-Dental"), consists of Practice Works(TM) dental practice management software and Zila Dental Supply, a nationwide dental products distributor, marketing 15,000 items to the dental office through extensive direct mail, catalog sales and telemarketing. The Company's subsidiaries consist of Zila Pharmaceuticals, Cygnus, Zila, Ltd., Zila International, and Bio-Dental. Bio-Dental has two subsidiaries: Ryker Dental, dba Zila Dental Supply, a Kentucky corporation and Integrated Dental Technologies, a California corporation. Unless the context otherwise indicates, the term "Zila" and "Company" as used herein refers to Zila, Inc. and each of its subsidiaries.

     The Company is incorporated in the State of Delaware. The Company's principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and its telephone number is (602) 266-6700.

ZILA PHARMACEUTICALS

  Products

     Zilactin(R) Family of Products. The Company's primary emphasis has been focused on the marketing of four over-the-counter, non-prescription products:
ZILACTIN(R), ZILACTIN(R)-L, ZILACTIN(R)-B AND ZILACTIN(R)-LIP. The Company's products are used topically for the purposes described below:

     ZILACTIN(R) -- a protective film for canker sores, cold sores and fever blisters

     ZILACTIN(R)-B -- a protective film with benzocaine for maximum pain relief from mouth sores

     ZILACTIN(R)-L -- a liquid for treating developing fever blisters and cold sores

     ZILACTIN(R)-LIP -- a lip balm for the prevention of sun blisters and the treatment of cold sores and dry, chapped lips.

     The ZILACTIN(R) treatment composition is covered by patents owned by the Company. These patents cover the composition and the film-forming properties of the product formula. See "Business -- Patents and Trademarks." ZILACTIN(R), ZILACTIN(R)-B, AND ZILACTIN(R)-L formulas incorporate these proprietary treatment compositions. ZILACTIN(R) and ZILACTIN(R)-B are packaged as gels in
 .25 ounce plastic tubes. ZILACTIN(R)-L, a liquid, is packaged in a 10 cc plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels containing the active ingredient form a thin, transparent, pliable film that holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to six hours inside the mouth, a feature which makes the formulation suitable for a variety of dental applications.

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

     The products comprising the ZILACTIN(R) Family of Products represented 97.2 percent of Zila Pharmaceuticals' gross sales during the 1997 fiscal year.

     Zila Pharmaceuticals also distributes QUIK FLOSS which is the only clinically proven dental flosser on the market. The patented Y-shape allows for one-handed flossing and provides superior access to even the toughest spots, like back teeth. QUIK FLOSS is being marketed in a manner similar to the successful strategy that is employed by ZILACTIN(R).

     ORATEST(TM). The Company is currently seeking government approval from the Food and Drug Administration (the "FDA") and the countries of the European Union (the "EU") to distribute ORATEST(TM) (formerly known as OraScan), in the United States and Europe. ORATEST(TM), a diagnostic for oral cancer and site delineation device for biopsy and surgical excision, has been approved for distribution in the United Kingdom, Canada, Australia, Hungary, Taiwan, Bermuda, the Barbados and the Bahamas.

     Published reports indicate that approximately 32,000 new cases of oral cancer are diagnosed each year in the United States, and that there are over 8,000 oral cancer-related deaths annually. In most people, by the time it is diagnosed, oral cancer has usually metastasized, resulting in a poor prognosis. Those who do survive frequently undergo significantly disfiguring surgery. Data published in 1994 by a major dental publication quotes a Harvard University economist as stating that the annual cost of treating oral cancer in the United States is $3.7 billion; far higher than the $665 million previously estimated. The economist further states that ORATEST(TM) has the potential of reducing this cost by approximately 60% because of the product's ability to identify oral cancer lesions far earlier than they are being found today. The earlier these lesions are identified, the greater the chances of reducing morbidity and mortality. The Company's licensee, Block Drug Company, Inc., is marketing ORATEST(TM) under the name ORASCREEN(TM) in the UK and it is being marketed as ORASCAN(TM) in Canada. The Company has chosen to use the name "ORATEST(TM)" in the United States and other countries. See also "Business -- Zila Pharmaceuticals -- Government Regulations" and "Business -- Zila
Pharmaceuticals -- Patents and Trademarks" and "Business -- Zila
Pharmaceuticals -- Licensing."

     Sales of ORATEST(TM) represented less than one percent of the Company's gross sales during the 1997 fiscal year.

     New Products. Zilactin Baby teething gel was introduced in June 1997. It contains a higher level of benzocaine and a cool grape flavor. Unlike other teething gels, it does not contain sacharin or coloring dyes.

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

     ORATEST(TM). In 1994, the FDA approved an Investigational New Drug application ("IND") for the ORATEST(TM) product. This approval is the first step in securing a New Drug Application ("NDA") which will enable the Company to market the ORATEST(TM) product in the United States. The IND approval also allows the Company to manufacture the ORATEST(TM) product domestically for use in clinical studies and to market it in 21 specific countries overseas. Based on continuing communications with the FDA, the Company is in the process of updating and resubmitting the application. The NDA will include updated clinical information and refinements in manufacturing. See also "Business -- Zila Pharmaceuticals -- Manufacturing and Distribution."

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

     The Company received regulatory approval to market the ORATEST(TM) product in Australia in 1993. Approval to market ORATEST(TM) in certain Caribbean countries, Hungary and Taiwan has also been received. The Medicine Control Agency ("MCA"), which is the regulatory authority in the UK, has also granted approval for the ORATEST(TM) product to be marketed in the UK under the name ORASCREEN. The Company is proceeding with additional regulatory approval by the European Union ("EU"). The EU has developed a procedure to allow more rapid approval of pharmaceutical products in all member countries. The procedure requires one EU country to approve a product and then act as the product's advocate to the rest of the EU. The MCA of the UK will be the Company's advocate to the EU for the approval of the ORATEST product. Before the EU approval process can begin, MCA has requested updating and modification of selected segments of the UK product license which MCA believes will facilitate acceptance in the other countries. The Company has submitted the updated information to MCA and is awaiting acceptance from them.

     The Canadian production facility that is currently producing ORATEST(TM) is regulated and approved by the Canadian government's Health Protection Branch ("HPB"). The HPB has a working agreement with MCA, which permits the ORATEST(TM) produced in Canada to be distributed in Australia, the UK and other European countries.

  Patents and Trademarks

     Patents. The Company currently holds three US patents and two Canadian patents for ZILACTIN(R). The ZILACTIN(R) formula was granted a US patent on August 25, 1981, a US patent covering extended applications of the basic ZILACTIN(R) formula was granted on April 26, 1983, and a US patent covering the film-forming properties of the ZILACTIN(R) formula containing an added medicinal ingredient was issued on January 14, 1992. Such patents were granted for periods of seventeen years from the grant dates and give the Company the right to exclude others from making, using or selling the patent-protected products in the United States. The Canadian patent, which covers the composition and extended applications, was granted on December 3, 1985. Patent applications are currently pending in numerous foreign countries and patents are expected to be issued on these applications in the near future.

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

     Trademarks. The Company registered the trademark ZILACTIN(R) with the United States Patent and Trademark Office effective July 9, 1985. The Company has also registered the trademarks "ZILA(R)", ZILACTIN(R)-B, and ZILACTIN(R)-L in the United States. The Company believes that widespread use of the "ZILA(R)" trademark as a dominant prefix to several product names will afford reasonable protection for the "ZILA(R)" trademark as well as other marks in which "ZILA(R)" is a dominant prefix. The Company is also taking steps under applicable international treaties to register the "ZILA(R)" trademark. The names "ZILA(R)" and ZILACTIN(R) are registered in Canada.

     The Company is marketing ORATEST(TM) under the name ORASCREEN(TM) in the UK and as a result has registered ORASCREEN(TM) as a trademark in the EU. The Company has selected the name OraTest(TM) when the product is introduced in the United States and other countries. It is in the process of being protected through trademarks in all countries where the product is planned for introduction.

  Marketing

     The Company employs three strategies to market its Over-the-Counter ("OTC") oral care products. The primary strategy has been to educate several key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. The second method is to participate in retailer-driven activities designed to make the OTC products available at more outlets and to offer value to consumers at the retail store level. The third strategy is to build consumer awareness of the OTC products through focused efforts like targeted advertising.

     During fiscal year 1997, the Company participated in thirty-two meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals. The Company believes that superior efficacy and targeted marketing efforts are the reason that three independently conducted pharmacist research studies reported that ZILACTIN(R) is the number one OTC product pharmacists recommend for treating canker sores and cold sores.

     Throughout 1997, members of management met with key customers to present two new products to get feedback on the Company's marketing programs. These meetings resulted in retailer acceptance of the new products and the development of sales building programs that have been implemented. Clear sales objectives were agreed to and distributed to the retail broker network at the beginning of the year. The broker network was strengthened in two markets positioning the Company for continued sales growth.

     The Company nationally introduced ZILACTIN(R) BABY during the fourth quarter of fiscal 1997. Initial feedback has been positive with a large number of drug/food chains and wholesalers stocking the product. A major objective of the next fiscal year is to expand the number of retailers carrying ZILACTIN(R) BABY.

     Several effective and efficient programs designed to build consumer awareness of the product line were implemented in the 1997 fiscal year. Among the most notable were a heavily-funded trade advertising campaign geared to various health professionals and a comprehensive couponing program that offered purchase incentives to consumers. The trade advertising generated thousands of requests for patient samples and patient pamphlets on the products.

     The ORATEST(TM) product was introduced in Canada during the third quarter of 1993. The demographics of Canada enabled the Company to test various marketing strategies in connection with the introduction of ORATEST(TM). Through test marketing, the Company acquired information regarding insurance coverage, training tapes, advertising, public relations and the perspective of dentists and other professionals. Although sales have been minimal the Company believes that the knowledge gained in Canada will be invaluable as the Company prepares for the introduction of the ORATEST(TM) product in the EU and the United States.

     The marketing effort for ORATEST(TM) in Canada has been a multilevel strategy designed to educate patients, dentists, specialists and staff on the accuracy of the ORATEST(TM) product and the strong benefits of the early detection of oral cancer. Health professionals have become aware of ORATEST(TM) through a synergistic approach which includes medical conventions, direct mail, journal advertising and some timely (indepen-dently authored) articles on the impact of oral cancer and the benefits of early intervention. The Company has also been able to place educational advertisements discussing the ORATEST(TM) product adjacent to oral cancer articles in leading Canadian dental publications.

  Manufacturing and Distribution

     The Company employs outside manufacturers to produce and package all of its products. Arizona Natural Resources of Phoenix, Arizona manufactures ZILACTIN(R), ZILACTIN(R)-L, ZILACTIN(R)-B, ZILACTIN(R)-LIP and ZILACTIN(R)-Baby and Clinipad Corporation ("Clinipad") of Charlotte, North Carolina manufactures all sample packets. The Company places orders with each supplier based on its anticipated needs for the products. Packaging components are supplied to each manufacturer by the Company.

     In March 1993, the Company entered into an agreement with the Germiphene Corporation ("Germiphene") of Brantford, Ontario, Canada, for the manufacture and sale of the ORATEST(TM) product (called OraScan(TM) in Canada). Germiphene produces and packages the ORATEST(TM) product at its facility and handles the marketing to Canadian dentists and physicians. Fleet Laboratories of Watford, Herts., United Kingdom, produces and packages the ORATEST(TM) product under the ORASCREEN(TM) name for distribution in the UK by the Company's licensee, Block Drug Company, Inc. ("Block"). The Company has also identified a US-based company with the capacity to manufacture the ORATEST(TM) kits.

     In order to ensure an available and stable supply of toluidine blue, the active ingredient in the ORATEST(TM) product, the Company established its own manufacturing facility. In 1995, the Company leased a facility and hired a chemist to oversee the project. The FDA has visited the facility and will return prior to final approval of ORATEST(TM). Several test batches of toluidine blue have already been manufactured at the Company's facility and all have met the specifications given the FDA with regard to the finished active ingredient.

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

     ORATEST(TM), which the Company believes to be the world's first commercial oral cancer detection system, was introduced in Canada in May 1993 and in Australia in August 1993. During the 1995 fiscal year, the Company entered into a license agreement for the distribution of the ORATEST(TM) product in the United Kingdom (under the name ORASCREEN(TM)) and in other countries in the EU plus Australia and New Zealand. The introduction of the ORATEST(TM) product in the United States will begin as soon as FDA approval is obtained.

     The Company relies on outside sources for its research and development needs in much the same manner as its outside manufacturers. The research takes one of two forms: clinical or laboratory development. Clinical studies currently are under way at nine facilities on the use of the ORATEST(TM) product as an oral cancer detection system and a site delineation stain for biopsy and surgical excision. These studies are being conducted by universities and public and Veteran Administration facilities.

  Licensing

     In certain instances the Company has expanded the distribution of its products by licensing certain of its patents to other companies. In 1990, the Company licensed Bausch & Lomb to distribute the Company's entire oral care line (except for ORATEST(TM)) in markets outside of the United States with the right to use the same names, formulas and packaging used by the Company. ZILACTIN(R) was introduced by Bausch & Lomb in Canada in January 1991 and, under the terms of the licensing agreement, the Company receives royalty payments based upon a percentage of the licensed products' net sales. Since 1990, the Company and Bausch & Lomb have amended this agreement in a manner that limits Bausch & Lomb's distribution rights to Canada. The Company and Bausch & Lomb have agreed to terminate this agreement effective December 31, 1997.

     In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and processes embodying the formulation and the application of the ORATEST(TM) product. The Company is obligated to pay royalties to the NTIS based upon certain usages of the ORATEST(TM) product. During the 1995 fiscal year, the Company entered into a licensing agreement with Block pursuant to which Block was given the right to manufacture and sell ORATEST(TM) in certain markets not previously pursued by the Company. The Company receives from Block royalties equal to a set percentage of the net sales of ORATEST(TM) by Block. Although sales to date in the United Kingdom have been minimal, the Company has presented marketing strategies to Block which the Company believes will have a positive impact on Block's sales of ORASCREEN(TM) in the United Kingdom.

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

BIO-DENTAL

     Operations -- Zila Dental Supply. Ryker Dental of Kentucky, one of Bio-Dental's operating subsidiaries, operates under the trade name "Zila Dental Supply". Zila Dental Supply is a national distributor of professional dental supplies, carrying brand names such as Eastman Kodak, Dentsply, Hu-Friedy, Premier and 3M. Most of Zila Dental Supply's sales are through telemarketing and direct mail, as opposed to deploying the more traditional outside sales force. As a result, Zila Dental Supply believes it can operate more efficiently than its major competitors.

     Currently, Zila Dental Supply represents the products of over 400 dental manufacturers. It is believed that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, Zila Dental Supply carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, latex gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, operative, hygiene and surgical instruments, and a variety of other widely used items.

     Zila Dental Supply distributes consumable supplies and very small equipment as well as a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs in limited geographical markets.

     Traditionally, dentists have purchased their supplies from local full-service supply companies, or from mail-order firms. Zila Dental Supply is attempting to combine the level of service typically associated with the local dealer with the convenience and competitive prices found with most mail-order firms. Zila Dental Supply can do this partially as a result of the increased efficiencies brought about by telemarketing. Where a traditional outside sales person might call on 10 to 15 accounts per day, a telemarketer can reach 50 to 70 offices. Additionally, telemarketing has been shown to significantly increase the response to direct mail pieces (like catalogs). Zila Dental Supply believes that this gives it an advantage over mail order firms which do not follow-up by phone.

     Competition -- Zila Dental Supply. There are approximately 200 dental supply dealers and mail order supply houses in the United States, some of which have significantly greater financial resources than the Company. Zila Dental Supply's sales make up less than 2% of the total market for dental supplies. Zila Dental Supply's position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information. However, the Company believes that approximately 50 percent of the market is dominated by three public companies: Patterson Dental Company, Sullivan Dental, and Henry Schein, Inc. Two of these companies, Henry Schein, Inc. and Sullivan Dental are scheduled to merge as of November 1, 1997, indicative of the consolidation currently taking place within the industry.

     Integrated Dental Technologies, Inc. ("IDT") is Bio-Dental's other wholly-owned operating subsidiary. IDT was made up of two distinct product lines; PracticeWorks(TM) dental practice management software and OralVision(TM) intra-oral cameras. With the Company's acquisition of Cygnus in April 1997, IDT's Oral Vision product line was transferred from Rancho Cordova, California to Cygnus' facility in Scottsdale, Arizona (see "Cygnus" below)

     IDT's other product line, PracticeWorks(TM), continues to be operated out of the Company's Rancho Cordova, California facility. The Company believes that Practice Works is one of the most advanced dental practice management software systems on the market. Written to be compatible with the popular Windows and Windows 95 formats, PracticeWorks helps dental practices improve their operating efficiency in areas such as patient scheduling, treatment planning, insurance processing, accounts receivable management, patient charting, and marketing communications.

     The Company believes that PracticeWorks' main competitors are Dentrix(TM), sold by Henry Schein, Inc., and EagleSoft(TM), now owned by Patterson Dental Company. Both of these companies possess greater financial resources than the Company. However, the Company believes that PracticeWorks' unique product features, expanded selling organization and increasingly experienced support staff make it well positioned to compete with these larger competitors.

CYGNUS

     On April 4, 1997, the Company acquired Cygnus, a privately held company located in Scottsdale, Arizona that manufactures and distributes intra-oral camera systems and other dental imaging products to domestic and international markets. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 260,000 shares of Zila common stock.

     Cygnus' products include the STYLUS 2000 and ORALVISION 6000 intra-oral camera systems and the GEMINI, a video digitizer. In addition, Cygnus markets, through an OEM license, SENS-A-RAY, a digital x-ray system. The products are distributed and marketed through a network of domestic and international dental dealers, and at trade shows and seminars. The Company believes that Cygnus' main competitors are the AcuCam(TM), Insight(TM), Ultracam(TM), Reveal(TM) and VistaCam(TM) intra-oral cameras. Several of these companies possess greater financial resources than the Company. However, the Company believes that with the unique features of Cygnus' products, its manufacturing expertise and commitment to product development, Cygnus is well positioned to compete with these larger competitors.

EMPLOYEES

     As of July 31, 1997, the Company and its operating subsidiaries employed one hundred and thirty-eight (138) people. Of these employees, six (6) are executive officers and fifty-three (53) employees are involved in sales functions. The accounting and administration departments employ thirty-eight
(38) people, with twenty-eight (28) employees in the purchasing and distribution departments. There are thirteen (13) employees in manufacturing functions. No employees are represented by a labor union, nor are there any current labor relations complaints on file with any agency. The Company believes its relationship with its employees are good.

RISKS AND UNCERTAINTIES

     No Assurance of Profitable Operations. For the fiscal years ended July 31, 1997, 1996, 1995, 1994 and 1993, the Company had net income (loss) of ($6,458,377), $1,217,298, ($1,282,357), $558,748, and $1,338,826, respectively.
The Company has had profitable operations in three of its last five fiscal years. There can be no assurance that the Company will, in the future, return to profitability or that the Company's plan for expanded operations will be successful.

     Introduction of OraTest(TM) In the United States; Uncertainties of Regulatory Approval. Zila has not yet received Food and Drug Administration ("FDA") approval for OraTest(TM), a detection system for oral cancer and site delineation stain for biopsy and surgical excision. The production and marketing of the Company's OraTest(TM) and related products are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undertake rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and timeconsuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If the FDA does not approve OraTest(TM) for the United States market, it could have a material adverse effect on the business of Zila, and the market price for Common Stock would likely be materially adversely affected as well. As of July 31, 1997, Zila has invested approximately $3,200,000 in the development of OraTest(TM) and has also made a significant financial investment to secure FDA approval of OraTest(TM) and to prepare for the introduction of OraTest(TM) to the United States market. The failure of the FDA to approve OraTest(TM) would make it impossible for Zila to recoup this investment through sales of OraTest(TM) in the United States. Management of the Company believes that the necessary approvals for the sale of OraTest(TM) in the United States will be received; however, there can be no assurances in this regard. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of each drug product. A marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

     Potential Difficulty in Implementing Marketing Strategy. If FDA approval of OraTest(TM) is received, the Company must establish a marketing and sales force with technical expertise to market directly to the dental professional or it must obtain the assistance of a pharmaceutical company with a large sales force. There can be no assurance that the Company may do this or be successful in gaining market acceptance of OraTest(TM).

     Competition; Research and Development. The pharmaceutical industry is highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products similar to those products produced and marketed by the Company. The Company relies on outside sources for its ongoing research and development needs in much the same manner as the Company relies on outside sources for manufacturing. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those marketed by the Company. Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as ZILACTIN(R). In addition, Bio-Dental, a wholly-owned subsidiary of Zila, faces significant competition, primarily from a various number of dental supply dealers and mail order supply houses in the United States. Bio-Dental and Cygnus also face significant competition from providers of dental practice management software and intra-oral camera systems. Many of the competing providers of these products have significantly greater market share and financial resources than Bio-Dental and Cygnus. In addition, new competitors may enter into Bio-Dental's markets from time to time. It may be difficult for Bio-Dental and Cygnus to maintain or increase sales volume and market share due to such competition.

     Dependence on Proprietary Rights. Zila relies on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications, and intends to seek additional patent applications as it deems appropriate. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover Zila's products or to effectively limit competition against Zila. In addition, there can be no assurance that any patents that may be issued to Zila will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to, or effectively limit competition against, Zila. Zila also has a number of trademarks. There can be no assurance that litigation with respect to trademarks will not result from the use of registered or common law marks, or that, if litigation against Zila were successful, any resulting loss of the right to use a trademark would not reduce sales of Zila's products in addition to the possibility of a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult, and there can be no assurance that Zila's efforts will be successful. In addition, the laws of certain foreign countries may not protect the proprietary rights of Zila to the same extent as do the laws of the United States.

     Government Regulation. The approval and sale of pharmaceutical products is heavily regulated by the FDA and other federal and state regulatory agencies. Such regulation encompasses pricing, safety and efficacy, testing, advertising and promotion, labeling of pharmaceutical products and other matters. Compliance with such regulations is both costly and time consuming. In order to be legally marketed over-the-counter ("OTC"), a product must either be the subject of a New Drug Application ("NDA") approved by the FDA, be the subject of an applicable FDA monograph designating the product generally recognized as safe and effective or, if no FDA monograph exists, the FDA may designate a product as "grandfathered" (i.e., the sale of such product is permissible because of the safe use of such product or similar products prior to December 5, 1975). ZILACTIN(R) and its family of products have been "grandfathered" and a letter has been received by the Company from the FDA confirming that status. ZILACTIN(R) is currently being marketed for the symptomatic relief of canker sores (oral mucosal ulcers or lesions), cold sores, and fever blisters. ZILACTIN(R)-L (for the treatment of fever blisters and cold sores before they erupt) is also marketed as a "grandfathered" product. Neither of these products may be marketed as a treatment for genital herpes or herpes zoster (commonly known as "shingles") without an effective new drug application. Depending principally on the time and expense involved, NDAs seeking approval for marketing ZILACTIN(R) and/or ZILACTIN(R)-L as topical applications for the treatment of shingles and genital herpes may be filed by the Company. There can be no assurance that any NDA will be filed with/or approved by the FDA. Any challenge by the FDA of the Company's sale of or claims for ZILACTIN(R) would materially adversely affect the business and prospects of the Company. The Company is also seeking FDA and EU approval of OraTest(TM), an oral cancer diagnostic. There can be no assurance that FDA or EU approval of OraTest(TM) will be obtained.

     Dependence on Key Personnel. The operations of the Company depend to a great extent on the technical expertise and management efforts of Mr. Joseph Hines, President of the Company, Mr. Clarence Baudhuin, Executive Vice President of the Company, Mr. Edwin Pomerantz, Vice President of Regulatory and Technical Affairs, Ms. Janice Backus, Vice President and Corporate Secretary, Mr. Bradley
C. Anderson, Vice President and Treasurer, Mr. Rocco Anselmo, President of Zila Pharmaceuticals, and Curtis M. Rocca, III, President of Bio-Dental. The loss of Messrs. Hines, Baudhuin, Anderson, Anselmo, Rocca or Pomerantz or Ms. Backus could materially adversely affect the Company's business. The Company maintains key person life insurance coverage on Messrs. Hines, Baudhuin, and Pomerantz.

     Litigation. In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgment ruling, which was denied by the court in January 1997. Having lost the summary judgment ruling and later having this ruling upheld, the plaintiffs have now filed an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. If the appeal is successful, it could have an adverse impact on the Company.

     Upon consummation of the Company's merger with Bio-Dental, each of the outstanding shares of Bio-Dental common stock was converted into .825 shares of the Company's Common Stock. Subsequent to the merger with Bio-Dental, the Company's stock transfer agent was presented with a certificate purporting to represent 220,000 shares of Bio-Dental common stock which did not appear on the records of Bio-Dental's stock transfer agent as of the closing date. The Company is currently investigating this matter and has not determined whether any shares of the Company's common stock are required to be issued in exchange for the shares purportedly represented by this certificate.

     Possible Claims Relating to Products. The Company could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with which it has entered into manufacturing agreements. The Company maintains product liability insurance coverage for claims arising from the use of all its products. However, there can be no assurance that the Company will not be subject to product liability claims in excess of its insurance coverage. Any significant product liability claims not within the scope of the Company's insurance coverage could have a material adverse effect on the Company.

     No Cash Dividends. Although the Company is not restricted in its ability to pay cash dividends, the Company has never paid cash dividends on its Common Stock and does not contemplate paying cash dividends in the foreseeable future.

     Charter and Bylaw Provisions. The Company's Certificate of Incorporation, as amended, and Bylaws contain provisions that limit or eliminate director liability for certain actions. These provisions could, in some instances, prevent redress by stockholders for certain actions taken by the Company's directors.

     Warrants and Options. As of July 31, 1997, 3,182,357 shares of Common Stock are issuable upon the exercise of outstanding options and warrants to purchase shares of Common Stock. For the life of such options and warrants, the option and warrant holders will have the opportunity to profit from a rise in the price of the Common Stock, with a resulting dilution in the interest of other holders of the Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing. Further, the warrant and option holders can be expected to exercise their warrants and options at a time when the Company would, in all likelihood, be able to obtain additional capital by an offering of its unissued Common Stock on terms more favorable to the Company than those provided by such options and warrants.

     Shares Eligible for Future Sale. As of July 31, 1997, the Company had 32,326,581 shares of Common Stock outstanding. An additional 3,182,357 shares of Common Stock are issuable upon exercise of outstanding options and warrants to purchase Common Stock. Such shares, subject to certain limitations, may be available in the future for resale in the open market pursuant to Rule 144 promulgated under the Securities Act, as amended or pursuant to registration of such shares under the Securities Act. The foregoing resales, if any, may have an adverse effect on the market price of the Common Stock.

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

     Future Capital Requirements and Uncertainty of Future Funding; Dilutive and Other Effects of Equity Line Agreement. The development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Under the terms of the Equity Line Agreement, the Company has secured an equity line that allows the Company to raise up to $22 million from investors over a 13-month period beginning August 20, 1997. Other than this equity line, however, the Company currently has no commitments for any additional financings, and there can be no assurance that any such financings will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

     While the equity line arrangement discussed above will help provide the Company with additional future financing, the sale of Common Stock thereunder will have a dilutive impact on other stockholders of the Company. As a result, the Company's net income (loss) per share could be materially decreased in future periods, and the market price of the Common Stock could be materially and adversely affected. In addition, the Common Stock to be issued under the Equity Line Agreement will be issued at a discount to the then-prevailing market price of the Common Stock. These discounted sales could have an immediate adverse effect on the market price of the Common Stock.

     Issuance of Preferred Stock. The Company's Board of Directors has the authority, without any further vote by the Company's stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On October 17, 1997, the Company issued, into escrow, 30,000 shares of its Series A Convertible Preferred Stock as well as warrants to purchase 360,000 shares of common stock. Such securities will be released from escrow, as well as the purchase price of such securities, upon the completion of the Company's acquisition of Oxycal Laboratories, Inc.

     Environment and Controlled Use of Hazardous Materials. The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as "hazardous." There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

ADDITIONAL INFORMATION

     On October 17, 1997, the Company entered into an agreement pursuant to which the Company agreed to issue 30,000 share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock (the "Warrants") for $30,000,000 (the "Preferred Stock Proceeds"). The shares of Series A Preferred Stock, the Warrants and the Preferred Stock Proceeds were deposited into escrow. The Warrants expire on October 17, 2000 and have a per-share exercise price of $9.915. Concurrent with the completion of the merger (the "Oxycal Merger") between a subsidiary of the Company and Oxycal Laboratories, Inc. ("Oxycal"), the Preferred Stock Proceeds, the Series A Preferred Stock and the Warrants will be released from escrow. In the event the merger with Oxycal is not completed prior to November 13, 1997, the escrow will terminate and the Series A Preferred Stock will be returned to Zila and the Preferred Stock Proceeds will be returned to the investors along with Warrants to purchase 210,000 shares of the Company's Common Stock. The balance of the Warrants will be returned to the Company. The parties have reserved the right to extend the escrow termination date beyond November 13, 1997. Zila intends to use a significant portion of the Preferred Stock Proceeds to consummate the Oxycal Merger, the balance of the Preferred Stock Proceeds will be used by the Company for working capital and to pay the fees and expenses associated with the sale of the Series A Preferred Stock.

     By an agreement dated October 28, 1997, the Company and Oxycal have agreed to a merger whereby Oxycal will be merged into a wholly owned subsidiary of Zila, with Oxycal being the surviving corporation. Upon the consummation of the Oxycal Merger, Oxycal will become a wholly-owned subsidiary of Zila. Under the terms of the Merger Agreement, Oxycal shareholders will receive cash consideration for their shares of Oxycal capital stock. The Oxycal Merger is subject to approval of the Oxycal shareholders.

     There can be no assurance that the Oxycal shareholders will approve the Oxycal Merger or, if the Oxycal Merger is approved, that the merger will be consummated. Subsequent to year end, Zila has deposited $1,000,000 into escrow, which amount will be delivered to Oxycal in the event the Oxycal Merger is not consummated and reason for the failure is due to the actions or inactions of Zila, Inc.

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

     The Company also leases 3,502 square feet for a manufacturing facility in Phoenix, Arizona. This facility will produce toluidine blue which will be used in the manufacture of ORATEST(TM). The facility is leased under a three year agreement which expires April 30, 1999, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $1,922. The Company does not currently intend to invest in any other plants or manufacturing facilities. The Company's products are currently manufactured by Clinipad, Arizona Natural Resources and Germiphene. Together with the Company's laboratory facilities, the Company believes that these manufacturers are capable of performing all necessary production functions. See "Item 1. Business -- Manufacturing and Distribution."

     The Company's subsidiaries holds additional leases on four separate facilities. Bio-Dental leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,837 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on November 30, 2001, however Bio-Dental has an option to renew the lease for two subsequent five-year terms. Bio-Dental's administrative offices are located in the Rancho Cordova facility. Zila Dental Supply leases 19,200 square feet in an office/warehouse complex at 172 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $2,800 per month, and expires on October 31, 1998. On May 31, 1996, IDT entered into a three year lease for 2,000 square feet beginning July 15, 1996 in an office complex at 6021-A West 71st Street, Indianapolis, Indiana. The current lease rate is $1,783 per month, and expires on July 14, 1999. Bio-Dental is a guarantor of this lease. On April 1, 1997, Cygnus entered into a five year lease for 6,042 square feet of office/warehouse space located at 8240 E. Gelding Suite 101, Scottsdale, Arizona. The current lease rate is $3,927 per month and increases every twelve months with the monthly lease payment to be $4,350 in the final year.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. The plaintiffs filed a motion to reconsider the summary judgment ruling, which was denied by the court in January 1997. Having lost the summary judgment ruling and later having this ruling upheld, the plaintiffs have now filed an appeal. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. If the appeal is successful, it could have an adverse impact on the Company.

     Upon consummation of the Company's merger with Bio-Dental, each of the outstanding shares of Bio-Dental common stock was converted into .825 shares of the Company's Common Stock. Subsequent to the merger with Bio-Dental, the Company's stock transfer agent was presented with a certificate purporting to represent 220,000 shares of Bio-Dental common stock which did not appear on the records of Bio-Dental's stock transfer agent as of the closing date. The Company is currently investigating this matter and has not determined whether any shares of the Company's common stock are required to be issued in exchange for the shares purportedly represented by this certificate.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth the information regarding the executive officers of the Company that are not otherwise disclosed in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders on December 11, 1997.

     Edwin Pomerantz joined the Company in March 1984 as Vice President of Marketing. In 1995, his title was changed to Vice President -- Regulatory & Technical Affairs in order to better describe the duties performed by Mr. Pomerantz. From 1982 until 1984, Mr. Pomerantz was a partner and half-owner of Golden Memories, Inc., a company engaged in the photographic business. From 1975 to 1982, Mr. Pomerantz was Vice President for Family Record Plan, Inc., a photography business. Prior to 1975, Mr. Pomerantz held senior marketing management positions at Viviane Woodward Cosmetics, Chas. Pfizer & Company, Inc., Avon Products, Inc., and Rexall Drug and Chemical Company.

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

     Bradley C. Anderson joined the Company as Vice President and Treasurer in November 1996. Prior to joining the Company, from 1985 to 1996, Mr. Anderson was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager, in which capacity Mr. Anderson provided auditing, planning, and other assistance and consulting to numerous privately and publicly held companies, including the Company. Mr. Anderson received his B.S. in Accountancy from Brigham Young University. Mr. Anderson is a Certified Public Accountant.

     Rocco Anselmo joined the Company as the Executive Vice President and General Manager of Zila Pharmaceuticals since 1993 and in 1997 became President of Zila Pharmaceuticals. From 1983 to 1993, Mr. Anselmo held various positions with Oral-B Laboratories, Inc., most recently as General Manager of Oral-B Labs International from 1991 to 1993. From 1972 to 1983, Mr. Anselmo held various sales and marketing positions with S.C. Johnson and Sterling Drug Company.

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

                                                                            HIGH          LOW
                                                                            ----         -----
FISCAL YEAR ENDED JULY 31, 1997
  First Quarter..........................................................     7 7/8         6 1/4
  Second Quarter.........................................................     8 3/8         6 3/8
  Third Quarter..........................................................     9 3/8         6 7/16
  Fourth Quarter.........................................................     8 1/8         6 7/16

FISCAL YEAR ENDED JULY 31, 1996
  First Quarter..........................................................     4 1/2         3 3/4
  Second Quarter.........................................................     5 7/8         3 3/4
  Third Quarter..........................................................    10 1/4         3 5/8
  Fourth Quarter.........................................................     9 1/8         6 3/8

     The number of stockholders of record of the Common Stock as of July 31, 1997 and September 30, 1997 were approximately 3,565 and 3,504, respectively. As of July 31, 1997 there are no shares of the Company's preferred stock outstanding (See "Item 1 -- Additional Information").

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize selected financial information derived from the Company's audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                      FISCAL YEAR ENDED JULY 31
                                ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA        1997           1996          1995          1994          1993
------------------------------  ------------   ------------   -----------   -----------   -----------
Net Sales.....................  $ 38,592,252   $ 37,479,546   $35,064,245   $22,474,672   $13,445,944
Licensing Fees and Royalty
  Revenue.....................        72,640      2,100,484     1,956,654     1,732,277     1,846,492
Net Income (Loss).............    (6,458,377)     1,217,298    (1,282,357)      558,748     1,338,826
Net Income (Loss) Per Share...         (0.20)          0.04         (0.04)         0.02          0.05

                                                             AT JULY 31
                                ---------------------------------------------------------------------
BALANCE SHEET DATA                  1997           1996          1995          1994          1993
------------------------------  ------------   ------------   -----------   -----------   -----------
Current Assets................  $ 10,779,049   $ 13,251,960   $12,010,497   $11,011,202   $ 7,055,906
Current Liabilities...........     5,804,965      6,672,497     6,401,072     5,557,594     1,885,012
Total Assets..................    23,604,032     25,309,781    16,691,859    15,085,434     9,833,481
Long-Term Debt................       375,908        382,006     1,136,239       437,586       469,959
Total Liabilities.............     6,180,873      7,054,503     7,537,311     5,995,180     2,354,971
Shareholders' Equity..........    17,423,159     18,255,278     9,154,548     9,090,254     7,478,510

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements. The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those items described below and those described in Item 1 of this Annual Report on Form 10-K under the heading "Risks and Uncertainties," "Additional Information" and in Item 3 "Legal Proceedings."

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     On January 8, 1997, the Company completed a merger with Bio-Dental. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding. As of January 8, 1997, Bio-Dental had 6,565,300 shares of common stock outstanding.

     The merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental for all periods presented. Prior to the combination, Bio-Dental's year-end was March 31. Effective August 1, 1995, Bio-Dental's results are reported on a July 31, 1996 basis along with the results of Zila, Inc. Bio-Dental's net loss for the four-month period ended July 31, 1995 is reflected as an adjustment to the deficit during the year ended July 31, 1996. For the four-month period ended July 31, 1995, Bio-Dental had revenues of $11,056,774, operating costs and expenses of $11,631,735, and a net loss of $416,817. Certain adjustments and reclassifications have been made to conform previously issued Bio-Dental financial statements to classifications and accounting policies used by Zila.

     On April 4, 1997, the Company acquired Cygnus Imaging, Inc., a privately held company located in Scottsdale, Arizona that manufactures and distributes intra-oral camera systems and other dental imaging products. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 260,000 shares of Zila common stock and the recording of approximately $2,101,000 of goodwill.

COMPANY OVERVIEW

     Zila has three operating groups. Zila Pharmaceuticals markets a growing line of non-prescription oral healthcare products, including Zilactin, Zilactin-B, Zilactin-L, Zilactin-Lip, new Zilactin Baby and Quik Floss. Cygnus Imaging manufactures and markets internationally CygnaScope and OralVision intraoral video camera systems, and Sens-A-Ray digital x-ray systems. The third operating group, Bio-Dental Technologies, consists of Practice Works dental practice management software and Zila Dental Supply, a nationwide dental products distributor, marketing 15,000 items to the dental office through extensive direct mail, catalog sales and telemarketing.

OPERATING RESULTS

     Fiscal year ended July 31, 1997. For the fiscal year ended July 31, 1997, the Company had a net loss of $6,458,377 compared to net income of $1,217,298 for 1996.

     Net sales during the 1997 fiscal year totaled $38,592,252 compared to net sales of $37,479,546 for the prior fiscal year, an increase of 3.0%. The growth in net sales was attributable mainly to the Company's distribution subsidiary, Zila Dental Supply. Sales for Zila Dental Supply rose to $26,531,761, up 5.8% from $25,077,638 in the prior year. Additional growth came from one of the Company's other subsidiaries, Zila Pharmaceuticals, which had net sales of $6,719,228 in fiscal year 1997 compared to $5,978,131 in 1996, a 12.4% increase.
The increase at Zila Pharmaceuticals was primarily due to the sales of ZILACTIN-B(R) which have continued to increase since its introduction in the first quarter of fiscal year 1995. These increases were partially offset by decreased sales in certain discontinued product lines associated with the restructuring of Bio-Dental's IDT subsidiary, which occurred in prior periods.

     Licensing fees and royalty revenues were $72,640 for fiscal year 1997 compared to $2,100,484 for the prior fiscal year. Approximately $1,235,000 in royalty revenues earned in fiscal 1996 were related to the licensing agreement between Bio-Dental and Denticator International, Inc. ("DII"). In July 1996, Bio-Dental disposed of its rights to receive future royalty payments from DII in exchange for a lump sum payment of approximately $7,500,000. In addition, amounts were recorded in fiscal 1996 attributable to the licensing of OraTest for markets in the United Kingdom and the United States by the Stafford-Miller Company and The Procter & Gamble Company, respectively. Of these amounts, $625,000 was paid by Procter & Gamble as a one-time licensing fee required in connection with the termination of its licensing agreement with the Company.

     Cost of products sold were $23,542,342 for the fiscal year ended July 31, 1997, a 5.0% decrease from $24,771,193 for the fiscal year ended July 31, 1996. Cost of sales as a percentage of net sales decreased to 61.0% during fiscal year 1997 as compared to 66.1% in fiscal 1996. These decreases are primarily due to lower costs resulting from the restructuring of IDT.

     The Company incurred $20,161,319 of selling, general and administrative expenses during the fiscal year ended July 31, 1997, an increase of $1,672,080 over the fiscal year ended July 31, 1996. Approximately $1,423,000 of the increases were attributable to costs associated with the funding of OraTest research, start-up manufacturing costs and staffing. The Company also incurred approximately $364,000 of additional amortization costs related to purchased technology rights as compared to the previous fiscal year. The Company also incurred increased legal, shareholder, audit, salary, and insurance expenses as compared to the previous fiscal year. These increases were partially offset by decreases in marketing, selling, product development and administrative expenses at Bio-Dental resulting from the restructuring of IDT, which occurred in prior periods.

     Merger related expenses increased $225,190 from $146,675 in the prior fiscal year to $371,865 and are directly related to the Bio-Dental merger. Impairment charges during fiscal year 1997 of $587,659 relate to an impairment loss recognized to reduce the carrying value of IDT's long-lived assets which include goodwill and software rights. Restructuring charges of $271,631 during fiscal year 1996, are directly attributable to the restructuring of IDT.

     Litigation costs, related to the Colgate and the Shareholder suits, increased $807,785 to $1,147,363 from the same period in the prior fiscal year. These increases were due to the accrual of a liability in the event that the outcome of the Shareholder litigation would be unfavorable to Bio-Dental and also due to legal expenses arising out of the Company's efforts to prevent infringements on the Zilactin patents (See "Part I -- 3 -- Legal Proceedings").

     Interest and other income increased $53,782 from $147,848 in the prior fiscal year to $201,630 during fiscal 1997. Interest expense decreased from $471,607 in fiscal year 1996 to $79,450 in fiscal year 1997. The decrease was attributable to lower debt obligations during fiscal year 1997 as compared to fiscal year 1996.

     Fiscal year ended July 31, 1996. For the fiscal year ended July 31, 1996, the Company had net income of $1,217,298 compared to a net loss of $1,282,357 for 1995.

     Net sales during the 1996 fiscal year totaled $37,479,546 compared to net sales of $35,064,245 for the prior fiscal year, an increase of 6.9%. The growth in net sales was attributable mainly to the Company's distribution subsidiary, Zila Dental Supply which was able to increase its average volume per customer. Sales for Zila Dental Supply rose to $25,077,638, up 22.0% from $20,551,803 in fiscal year 1995. Additional growth came from one of the Company's other subsidiaries, Zila Pharmaceuticals, which had net sales of $5,978,131 in fiscal year 1996 compared to $5,147,667 in 1995, a 16.1% increase. The increase at Zila Pharmaceuticals was primarily due to the sales of ZILACTIN(R)-B which have continued to increase since its introduction in the first quarter of fiscal year 1995. These increases were partially offset by a decline in net sales at Integrated Dental Technologies (IDT), a wholly owned subsidiary of Bio-Dental. The decline at IDT resulted mainly as a result of IDT's launch of the "paperless" dental office which was met with little initial demand. Previously, IDT had sold only dental practice management software systems and intra-oral cameras on a stand-alone basis. When the Company began focusing on these larger, "integrated" systems, sales of the individual components declined. In December 1995, IDT announced that it was discontinuing its "paperless" dental office offering, and returning to its previous strategy of selling just intra-oral cameras and practice management software. In connection with this restructuring, the Company recorded $271,631 in restructuring charges in fiscal year 1996. There were no such charges in fiscal year 1995.

     Licensing fees and royalty revenues were $2,100,484 for fiscal year 1996 compared to $1,956,654 for the prior fiscal year. This increase was attributable to licensing of OraTest in the United States to The Procter & Gamble Company ("P&G"). Included in such amounts for the fiscal year ended July 31, 1996, are $750,000 of non-refundable licensing fees that the Company received from P&G in connection with a licensing agreement between P&G and the Company, which agreement was terminated on April 3, 1996. The increase was partially offset by a decrease in royalty revenues from Denticator International, Inc. (DII), a wholly owned subsidiary of Bio-Dental. This reduction came mainly as a result of lower levels of profitability at DII, which had a resulting effect on royalties payable to Bio-Dental. On July 22, 1996, Young Innovations, Inc. (Young) acquired substantially all of the assets and certain liabilities of DII. Bio-Dental received approximately $7.5 million in lieu of future royalties that Bio-Dental was entitled to receive in connection with its licensing agreement with DII. In addition, Young issued Bio-Dental a "product credit" against future purchases from Young equal to the amounts due Bio-Dental at the time of closing. Included in other receivables and other assets at July 31, 1996 is $600,249 and $355,103, respectively, of product credits due from Young.

     Cost of products sold were $24,771,193 for the fiscal year ended July 31, 1996, a 12.1% increase from $22,093,228 for the fiscal year ended July 31, 1995. This increase is primarily due to increased sales volume during fiscal year 1996 as compared to fiscal year 1995. Cost of sales as a percentage of net sales increased to 66.1% during fiscal year 1996 as compared to 63.0% in fiscal 1995. The increase is attributable primarily to the write-off of inventory associated with the IDT restructuring program and reserves established in recognition of a degradation of inventory value of older model intra-oral camera inventory, as IDT released its newer model camera. The inventory write down and the reserves were not included as "restructuring charges," but rather were taken against cost of products sold.

     The Company incurred $18,489,239 of selling, general and administrative expenses during the fiscal year ended July 31, 1996, an increase of $2,295,160 over the fiscal year ended July 31, 1995. The bulk of this increase related to the higher than expected costs of marketing, selling and supporting the various products of IDT, including IDT's filmless x-ray and computer hardware products. Additionally, administrative expenses during the fiscal year ended July 31, 1996 increased primarily due to travel and business expense, legal, shareholder expense, and amortization of purchased technology rights. The Company also had increases in internal funding of product development during the fiscal year ended July 31, 1996 as compared to the previous fiscal year. Product development increases were mainly due to start-up manufacturing costs related to OraTest, and staffing and legal expenses arising out of the Company's efforts to prevent infringement of the ZILACTIN patents.

     Interest and other income for the fiscal year ended July 31, 1996 decreased $104,824 from $252,672 in the prior fiscal year due primarily to the scheduled termination of lease revenues from DII in March 1995. Interest expense increased from $211,544 in fiscal year 1995 to $471,607 in fiscal year 1996. In April 1996, Bio-Dental borrowed $1.25 million by issuing term notes to provide additional working capital. Amortization of issuance costs and note discounts (associated with warrants issued to the lenders) are included in interest expense. These term notes were repaid in July 1996 and the remaining unamortized issuance costs were written off to interest expense at that time.

INFLATION

     Inflation has had no material effect on the operations or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1997, the Company had net working capital of $4,974,084, and its current ratio (the ratio of current assets to current liabilities) was 1.86 to 1. At July 31, 1996, the Company had net working capital of $6,579,463 and its current ratio was 2.0 to 1.

     Trade accounts receivable at July 31, 1997 were $2,822,687 compared to trade accounts receivable at July 31, 1996 of $2,821,440. Trade accounts receivable as a percentage of quarterly net sales of $9,712,162 were 29.1% at July 1997 as compared to 31.2% at July 31, 1996 which had quarterly net sales of $9,043,556.

     At July 31, 1997, the Company had inventories of $4,286,627, an increase of $86,185 from inventories at July 31, 1996. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

     Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operating divisions for the next twelve months. However, the Company will require additional financing to fund future OraTest manufacturing and marketing costs. In anticipation of these potential requirements, effective April 30, 1997, Zila entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allows the Company to sell up to $25 million of Zila's common stock with the proceeds to be used to fund OraTest marketing and general corporate purposes. The option to sell stock to the Investor will remain available for a period of twelve months following the effective date of the registration statement discussed below (the "Twelve Month Period"). As part of the Investment Agreement, Zila sold $3 million of stock on April 30, 1997, and has committed to sell an additional $10 million of common stock to the Investor over the Twelve Month Period.

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

     As a commitment fee for keeping the equity line available for the Twelve Month Period, the Company has issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three-year period commencing October 31, 1997. A registration statement pertaining to the shares issued and to be issued under the Investment Agreement and the warrants was filed and became effective in August 1997. During October 1997, the Company sold $8,000,000 of the Company's common stock under the Investment Agreement to the Investor. The proceeds from the sale are intended for potential acquisitions and general corporate purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information respecting the directors of the Company is incorporated herein by reference to the "Election of Directors" and the "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 11, 1997. Information respecting the executive officers of the Company is set forth at
Part I of this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information responsive to this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 11, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to the "Principal Stockholders and Stockholdings of Management" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 11, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item is incorporated herein by reference to the "Certain Transactions" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 11, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                   PAGE OR
                                                                               METHOD OF FILING
                                                                               ----------------
          Financial Statements
    (a)
          (1) Report of Deloitte & Touche LLP................................   Filed herewith
          (2) Report of Grant Thorton LLP....................................   Filed herewith
          (3) Consolidated Financial Statements and Notes thereto of the
              Company including Consolidated Balance Sheets as of July 31,
              1997 and 1996 and related Consolidated Statements of Operations,
              Shareholders' Equity, and Cash Flows for each of the years in
              the three-year period ended July 31, 1997......................   Filed herewith
          (1) Report of Deloitte & Touche LLP as to Financial Statement
          Schedules for fiscal years ended July 31, 1997, 1996, and 1995.....   Filed herewith
          (2) Schedule II -- Valuation and Qualifying Accounts...............   Filed herewith
          Exhibits. The following exhibits are filed as part of this Report.
    (c)

EXHIBIT                                                                            PAGE OR
NUMBER                                DESCRIPTION                              METHOD OF FILING
-------   -------------------------------------------------------------------  ----------------
 2        Merger Agreement dated August 8, 1996 among Zila, Inc. Bio-Dental
          Technologies Corporation and Zila Merger Corporation...............         A
 3-A      Certificate of Incorporation, as amended...........................         B
 3-B      Bylaws.............................................................         B
 4-A      Specimen Stock Certificate.........................................         B
 4-B      Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock........................................         *
 4-C      Specimen Warrant Certificate.......................................         C
 4-D      Form Stock Purchase Warrant re Series A Preferred Stock............         *
 4-E      Deere Park Capital Management Warrant..............................         J
 4-F      Bartholomew Investment, L.P. Warrant...............................         J
10-A      Revolving Line of Credit Loan Agreement dated April 8, 1991 between
          Zila, Inc. and Banc One, Arizona...................................         D
10-B#     Stock Option Award Plan (as amended through April 10, 1991)........         E
10-C#     Non-Employee Directors Stock Option Plan (as amended through April
          10, 1991)..........................................................         E
10-D#     Bio-Dental Technologies Corporate Stock Option Plan................         I
10-E#     1997 Stock Option Award Plan.......................................         *
10-F      License Agreement dated February 5, 1990 between Zila
          Pharmaceuticals, Inc. and Bausch and Lomb Ireland..................         F
10-G      Manufacturing and Distribution Agreement dated March 12, 1993
          between Zila, Inc. and Germiphene Corporation......................         G
10-H      Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
          and Zila Pharmaceuticals, Inc......................................         H

EXHIBIT                                                                            PAGE OR
NUMBER                                DESCRIPTION                              METHOD OF FILING
-------   -------------------------------------------------------------------  ----------------
10-I      Private Equity Line of Credit between Deere Park Capital Management
          and Zila, Inc. Dated as of April 30, 1997..........................         J
10-J      Amendment to Private Equity Line of Credit Agreement...............         J
10-K      Registration Rights Agreement dated as of May 9, 1997 between Zila,
          Inc. and Deere Park Capital Management.............................         J
10-L      Registration Rights Agreement dated as of May 9, 1997 between Zila,
          Inc. and Bartholomew Investment, L.P...............................         J
10-M      Merger Agreement dated as of April 3, 1997 among Zila, Inc., Cygnus
          Imaging, Inc., Cygnus Merger Corporation, and Egidio Cianciosi,
          James Jenson and Kenneth Kirk......................................         J
10-N      Securities Purchase Agreement dated as of October 17, 1997 by and
          among Zila, Inc. and certain investors.............................         *
10-O      Registration Rights Agreement dated October 17, 1997 by and among
          Zila, Inc. and certain investors...................................         *
11        Statement re: Computation of Net Income (Loss) Per Common Share....         *
21        Subsidiaries of Registrant.........................................         *
23-A      Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
          Registration Statements)...........................................         *
23-B      Consent of Grant Thornton (regarding Form S-8 and Form S-3
          Registration Statements)...........................................         *
24-A      Power of Attorney of Joseph Hines..................................         *
24-B      Power of Attorney of Clarence J. Baudhuin..........................         *
24-C      Power of Attorney of Douglas Ayer..................................         *
24-D      Power of Attorney of Patrick M. Lonergan...........................         *
24-E      Power of Attorney of Michael S. Lesser.............................         *
24-F      Power of Attorney of Carl A. Schroeder.............................         *
24-G      Power of Attorney of Curtis M. Rocca...............................         *
27        Financial Data Schedule............................................         *
99        The Company's 1997 Proxy Statement for the Annual Meeting of
          Stockholders to be held on December 11, 1997.......................         K

---------------

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

 G     Incorporated by reference to Exhibit 10-L to the Company's Annual Report on Form 10-K
       for the fiscal year ended July 31, 1993, as amended
 H     Incorporated by reference to the Company's Quarterly Report for the quarterly period ended October 31, 1996, as amended
 I     Incorporated by reference to the Company's Current Report dated February 11, 1997
 J     Incorporated by reference to the Company's Form S-3 Registration Statement No.
       333-31651
 K     Filed by amendment

     (d) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated July 21, 1997, to report certain information regarding the effect of the merger with Bio-Dental, including financial statements that gave retroactive effect to the Bio-Dental merger and include the combined operations of Zila and Bio-Dental.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October, 1997.

                                          ZILA, INC., a Delaware corporation

                                          By /s/  CLARENCE J. BAUDHUIN

                                            ------------------------------------
                                                    Clarence J. Baudhuin
                                                Executive Vice President of
                                                       Administration
                                                and Chief Financial Officer
                                                         (Principal
                                             Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                TITLE                      DATE
------------------------------------------  --------------------------------  -----------------

             /s/ JOSEPH HINES               Chairman of the Board,            October 28, 1997
------------------------------------------    President, Chief Executive
               Joseph Hines                   Officer

         /s/ CLARENCE J. BAUDHUIN           Executive Vice President of       October 28, 1997
------------------------------------------    Finance and Administration,
           Clarence J. Baudhuin               Treasurer and Director

                    *                       Director                          October 28, 1997
------------------------------------------
               Douglas Ayer

                    *                       Director                          October 28, 1997
------------------------------------------
           Patrick M. Lonergan

                    *                       Director                          October 28, 1997
------------------------------------------
            Carl A. Schroeder

                    *                       Director                          October 28, 1997
------------------------------------------
            Curtis M Rocca III

                    *                       Director                          October 28, 1997
------------------------------------------
            Michael S. Lesser

       *By /s/ CLARENCE J. BAUDHUIN                                           October 28, 1997
------------------------------------------
           Clarence J. Baudhuin
             Attorney-in-Fact

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

     We have audited the consolidated balance sheets of Zila, Inc. and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Bio-Dental Technologies Corporation ("Bio-Dental") on January 8, 1997, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated statements of operations, shareholders' equity and cash flows of Bio-Dental for the eight months ended March 31, 1996 and for the years ended March 31, 1996 and 1995, which statements reflect total revenues of $22,034,442 for the eight months ended March 31, 1996 and $33,091,216 and $31,582,277 for the years ended March 31, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bio-Dental as of such dates and for such periods, is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

October 28, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
BIO-DENTAL TECHNOLOGIES CORPORATION
  AND SUBSIDIARIES

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES for the eight months ended March 31, 1996 and for each of the two years ended March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements of BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the eight months ended March 31, 1996 and for each of the two years ended March 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in note A, the Company merged with Zila, Inc. on January 8, 1997.

GRANT THORNTON LLP

Sacramento, California
April 11, 1997

                          ZILA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------     -----------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................  $  2,071,563     $ 3,491,904
  Short-term investments.........................................                       711,470
  Trade accounts receivable -- less allowance for doubtful
     accounts of $349,021 (1997) and $183,877 (1996).............     2,822,687       2,821,440
  Other receivables..............................................       319,127         620,378
  Income tax receivable..........................................       494,757
  Inventories....................................................     4,286,627       4,200,442
  Prepaid expenses and other current assets......................       538,360         444,913
  Deferred income taxes..........................................       245,928         961,413
                                                                    -----------     -----------
          Total current assets...................................    10,779,049      13,251,960
PROPERTY AND EQUIPMENT -- Net....................................     1,865,385       1,928,778
PURCHASED TECHNOLOGY RIGHTS -- Net...............................     6,910,293       7,346,733
GOODWILL -- Net..................................................     2,693,139         836,729
OTHER INTANGIBLE ASSETS -- Net...................................     1,228,542       1,449,492
OTHER ASSETS.....................................................       127,624         496,089
                                                                    -----------     -----------
          TOTAL..................................................  $ 23,604,032     $25,309,781
                                                                    ===========     ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................  $  3,262,904     $ 2,934,123
  Accrued liabilities............................................     2,106,572       1,546,662
  Deferred revenue...............................................       395,594         187,561
  Income taxes payable...........................................                     1,976,369
  Current portion of long-term debt..............................        39,895          27,782
                                                                    -----------     -----------
          Total current liabilities..............................     5,804,965       6,672,497
LONG-TERM DEBT -- Net of current portion.........................       375,908         382,006
                                                                    -----------     -----------
          Total liabilities......................................     6,180,873       7,054,503
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 10, 12, 13, 16 and 18)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value -- authorized, 2,500,000
     shares; none issued.........................................
  Common stock, $.001 par value -- authorized, 50,000,000 shares;
     issued, 32,326,581 shares (1997) and 31,077,329 shares
     (1996)......................................................        32,327          31,078
  Capital in excess of par value.................................    30,360,446      24,760,269
  Unrealized loss on securities available-for-sale...............                       (24,832)
  Deficit........................................................   (12,969,189)     (6,510,812)
                                                                    -----------     -----------
          Total..................................................    17,423,584      18,255,703
                                                                    -----------     -----------
  Less common stock held by wholly-owned subsidiary -- 42,546
     shares (at cost)............................................          (425)           (425)
                                                                    -----------     -----------
          Total shareholders' equity.............................    17,423,159      18,255,278
                                                                    -----------     -----------
          TOTAL..................................................  $ 23,604,032     $25,309,781
                                                                    ===========     ===========

                See notes to consolidated financial statements.

                          ZILA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                         1997            1996            1995
                                                      -----------     -----------     -----------
REVENUES:
  Net sales.........................................  $38,592,252     $37,479,546     $35,064,245
  Licensing fees and royalty revenue................       72,640       2,100,484       1,956,654
                                                      -----------     -----------     -----------
          Total revenues............................   38,664,892      39,580,030      37,020,899
                                                      -----------     -----------     -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold.............................   23,542,342      24,771,193      22,093,228
  Selling, general and administrative...............   20,161,319      18,489,239      16,194,079
  Merger-related expenses...........................      371,865         146,675
  Impairment charges................................      587,659
  Litigation expenses...............................    1,147,363         339,578         276,633
  Restructuring charges.............................                      271,631
                                                      -----------     -----------     -----------
          Total operating costs and expenses........   45,810,548      44,018,316      38,563,940
                                                      -----------     -----------     -----------
LOSS FROM OPERATIONS................................   (7,145,656)     (4,438,286)     (1,543,041)
                                                      -----------     -----------     -----------
OTHER INCOME (EXPENSES):
  Interest income...................................      201,630         147,848         252,672
  Interest expense..................................      (79,450)       (471,607)       (211,544)
  Gain on disposition of royalty rights.............                    7,519,529
  Realized (loss) gain on short-term investments....      (24,832)         (1,668)          9,611
                                                      -----------     -----------     -----------
          Total other income........................       97,348       7,194,102          50,739
                                                      -----------     -----------     -----------
(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME
  TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE............................................   (7,048,308)      2,755,816      (1,492,302)
BENEFIT (PROVISION) FOR INCOME TAXES................      589,931      (1,538,518)        180,000
                                                      -----------     -----------     -----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE............................................   (6,458,377)      1,217,298      (1,312,302)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............                                       29,945
                                                      -----------     -----------     -----------
NET (LOSS) INCOME...................................  $(6,458,377)    $ 1,217,298     $(1,282,357)
                                                      ===========     ===========     ===========
(LOSS) INCOME PER COMMON SHARE:
  (Loss) income before cumulative effect of
     accounting change..............................  $      (.20)    $       .04     $      (.04)
  Cumulative effect of accounting change............
                                                      -----------     -----------     -----------
NET (LOSS) INCOME PER COMMON SHARE..................  $      (.20)    $       .04     $      (.04)
                                                      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING.....................   31,530,096      30,401,236      29,134,901
                                                      ===========     ===========     ===========

                See notes to consolidated financial statements.

                          ZILA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                                                     COMMON STOCK   UNREALIZED
                                     COMMON STOCK                                      HELD BY       LOSS ON         TOTAL
                                 --------------------   CAPITAL IN                   WHOLLY-OWNED   SECURITIES      COMMON
                                                PAR      EXCESS OF                    SUBSIDIARY    AVAILABLE-   SHAREHOLDERS'
                                   SHARES      VALUE     PAR VALUE      DEFICIT       (AT COST)      FOR-SALE       EQUITY
                                 -----------  -------   -----------   ------------   ------------   ----------   -------------
BALANCE, AUGUST 1, 1994........   28,915,859  $28,916   $15,090,699   $ (6,028,936)     $ (425)                   $ 9,090,254
  Private placement of common
    stock -- net of expenses of
    $30,000....................      316,875      317     1,115,487                                                 1,115,804
  Exercise of common stock
    warrants...................       98,775       99        37,310                                                    37,409
  Exercise of common stock
    options....................       71,819       72       120,113                                                   120,185
  Issuance of stock............       43,213       43       101,171                                                   101,214
  Unrealized loss on securities
    available-for-sale.........                                                                      $(27,961)        (27,961)
  Net loss.....................                                         (1,282,357)                                (1,282,357)
                                  ----------  -------   -----------    -----------       -----       --------     -----------
BALANCE, JULY 31, 1995.........   29,446,541   29,447    16,464,780     (7,311,293)       (425)       (27,961)      9,154,548
  Issuance of common stock.....    1,076,299    1,076     7,227,975                                                 7,229,051
  Exercise of common stock
    warrants...................      140,138      141       179,368                                                   179,509
  Exercise of common stock
    options....................      414,351      414       753,146                                                   753,560
  Common stock warrants issued
    for debt discount..........                             135,000                                                   135,000
  Change in unrealized loss on
    securities
    available-for-sale.........                                                                         3,129           3,129
  Adjustment to conform year-
    end of Bio-Dental..........                                           (416,817)                                  (416,817)
  Net income...................                                          1,217,298                                  1,217,298
                                  ----------  -------   -----------    -----------       -----       --------     -----------
BALANCE, JULY 31, 1996.........   31,077,329   31,078    24,760,269     (6,510,812)       (425)       (24,832)     18,255,278
  Issuance of common stock.....      810,094      810     4,550,171                                                 4,550,981
  Exercise of common stock
    warrants...................      153,665      154       478,211                                                   478,365
  Exercise of common stock
    options....................      285,493      285       571,795                                                   572,080
  Change in unrealized loss on
    securities
    available-for-sale.........                                                                        24,832          24,832
  Net loss.....................                                         (6,458,377)                                (6,458,377)
                                  ----------  -------   -----------    -----------       -----       --------     -----------
BALANCE, JULY 31, 1997.........   32,326,581  $32,327   $30,360,446   $(12,969,189)     $ (425)      $     --     $17,423,159
                                  ==========  =======   ===========    ===========       =====       ========     ===========

                See notes to consolidated financial statements.

                          ZILA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                                               1997            1996            1995
                                                                            -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.......................................................  $(6,458,377)    $ 1,217,298     $(1,282,357)
  Cumulative effect of accounting change..................................                                      (29,945)
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization.........................................    1,154,428         763,664         520,681
    Loss on disposals of property and equipment...........................        3,055          33,084           1,955
    Gain on disposition of royalty rights.................................                   (7,519,529)
    Compensation paid in stock............................................       19,494          18,573          30,642
    Note discount paid with stock warrants................................                      135,000
    Realized loss (gain) on short-term investments........................       24,832           1,668          (9,611)
    Impairment of assets..................................................      587,659
  Change in assets and liabilities:
    Trade accounts receivable.............................................       52,462         100,122          49,238
    Other receivables.....................................................      301,251         (72,147)        (44,304)
    Inventories...........................................................      129,965       1,621,034        (267,507)
    Prepaid expenses and other current assets.............................      (80,379)        319,813        (223,060)
    Deferred income taxes.................................................      715,485        (283,831)       (180,000)
    Other assets..........................................................      368,465        (438,760)          3,652
    Accounts payable and accrued expenses.................................      593,105        (346,575)        380,883
    Income taxes receivable/payable.......................................   (2,471,126)      2,543,689        (718,741)
    Deferred revenue......................................................      208,033          12,404          (9,431)
                                                                             ----------      ----------      ----------
        Net cash used in operating activities.............................   (4,851,648)     (1,894,493)     (1,777,905)
                                                                             ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.....................................     (222,615)       (214,150)       (270,985)
  Proceeds from sale of short-term investments............................      934,085         197,878         564,761
  Purchases of property and equipment.....................................     (601,172)       (880,024)       (557,095)
  Proceeds from sale of property and equipment............................                        8,916             474
  Proceeds from disposition of royalty rights.............................                    7,890,047
  Purchases of intangible assets..........................................     (118,465)       (226,117)       (254,196)
  Acquisitions............................................................       18,142        (125,000)
  Loans to related parties................................................                                       (8,836)
  Collections of notes receivable.........................................                       32,801         131,956
                                                                             ----------      ----------      ----------
        Net cash provided by (used in) investing activities...............        9,975       6,684,351        (393,921)
                                                                             ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from borrowings............................................       41,298                       1,000,000
  Net (payments) proceeds on short-term borrowings........................                   (2,727,460)        207,383
  Net proceeds from issuance of common stock..............................    3,833,755         933,068       1,273,398
  Principal payments on long-term debt....................................     (453,721)        (12,509)        (51,507)
                                                                             ----------      ----------      ----------
        Net cash provided by (used in) financing activities...............    3,421,332      (1,806,901)      2,429,274
                                                                             ----------      ----------      ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................   (1,420,341)      2,982,957         257,448
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............................    3,491,904         508,947         524,414
                                                                             ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR....................................  $ 2,071,563     $ 3,491,904     $   781,862
                                                                             ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest..................................................  $    79,450     $   483,297     $   211,544
                                                                             ==========      ==========      ==========
  Cash paid for income taxes..............................................  $ 1,165,710     $     3,000     $   691,000
                                                                             ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 259,398 shares of common stock in connection with the acquisition of Cygnus.................................................  $ 1,725,000
                                                                             ==========
  Assumption of liabilities in connection with the acquisition of
    Cygnus................................................................  $   737,200
                                                                             ==========
  Fair value of Cygnus assets acquired other than cash and cash
    equivalents...........................................................  $   342,567
                                                                             ==========
  Goodwill recorded in connection with the acquisition of Cygnus..........  $ 2,101,491
                                                                             ==========
  Issuance of 869,118 shares of common stock in connection with the
    acquisition of CTM....................................................                  $ 7,170,223
                                                                                             ==========
  Assumption of liabilities in connection with the acquisition of CTM.....                  $    70,000
                                                                                             ==========
  Fair value of assets acquired other than cash and cash equivalents......                                  $   273,399
                                                                                                             ==========
  Assumption of liabilities in connection with the acquisition of Oral
    Vision................................................................                                  $   202,827
                                                                                                             ==========
  Issuance of 39,189 shares of common stock in connection with the
    acquisition of Crown..................................................                                  $    70,572
                                                                                                             ==========

                See notes to consolidated financial statements.

                          ZILA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

1.  NATURE OF BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Activities -- Zila, Inc. and subsidiaries (the "Company") is involved in the acquisition, development and marketing of over-the-counter, non-prescription products. In addition, through its wholly-owned subsidiaries, the Company sells professional dental products domestically and internationally. It markets consumable dental merchandise and supplies and equipment via telemarketing and catalog sales and markets high-technology dental products such as intra-oral cameras and practice software to dentists.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental") and Cygnus Imaging, Inc. ("Cygnus"). Zila International Inc. has no operations and its assets at July 31, 1997 and 1996 consist of 42,546 shares of common stock of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

     On January 8, 1997, the Company completed a merger with Bio-Dental. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding. As of January 8, 1997, Bio-Dental had 6,565,300 shares of common stock outstanding.

     The merger has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of the Company and Bio-Dental for all periods presented. Prior to the combination, Bio-Dental's year-end was March 31. Effective August 1, 1995, Bio-Dental's results are reported on a July 31, 1996 basis along with the results of Zila, Inc. Bio-Dental's net loss of $416,817 for the four-month period ended July 31, 1995 is reflected as an adjustment to the deficit during the year ended July 31, 1996. For the four-month period ended July 31, 1995, Bio-Dental had revenues of $11,056,774, operating costs and expenses of $11,631,735, and a net loss of $416,817. Certain adjustments and reclassifications have been made to conform previously issued Bio-Dental financial statements to classifications and accounting policies used by the Company.

     The following table shows the effect on the results of operations as restated for the periods prior to the combination of Bio-Dental.

                                                     1997            1996            1995
                                                  -----------     -----------     -----------
    Sales:
      Zila, Inc.................................  $ 3,153,812     $ 5,978,131     $ 5,147,667
      Bio-Dental................................   16,944,215      31,501,415      29,916,578
                                                  -----------     -----------     -----------
    Combined sales..............................  $20,098,027     $$37,479,546    $35,064,245
                                                  ===========     ===========     ===========
    Net income (loss):
      Zila, Inc.................................  $  (135,528)    $  (827,337)    $  (862,920)
      Bio-Dental................................     (976,356)      2,044,635        (419,437)
                                                  -----------     -----------     -----------
    Combined net income (loss)..................  $(1,111,894)    $ 1,217,298     $(1,282,357)
                                                  ===========     ===========     ===========

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          ZILA, INC. AND SUBSIDIARIES

     Cash Equivalents -- The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Short-Term Investments -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on August 1, 1994. SFAS No. 115 requires the classification of securities at acquisition into one of three categories: available-for-sale, held to maturity or trading. All the Company's investments are classified as available-for-sale.

     Inventories, which consist of finished goods and raw materials, are stated at the lower of cost (first-in, first-out method) or market.

     Property and equipment are stated at cost and are depreciated using straight-line methods over their respective estimated useful lives, ranging from 2 to 20 years. Leasehold improvements are depreciated over the lease term or the estimated useful life, whichever is shorter.

     Goodwill is being amortized on a straight-line basis over 15 to 40 years. The Company assesses the recoverability of goodwill based on undiscounted projections of future cash flows.

     Other intangible assets consist of deferred patent and licensing costs, software rights, organizational costs, and covenants not to compete. Deferred patent and licensing costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration ("FDA") regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Covenants not to compete are amortized over the term of the agreement. Research and development costs totaling approximately $2,270,000, $626,000 and $711,000 in 1997, 1996 and 1995, respectively, were expensed. The Company assesses the recoverability of its intangible assets based on undiscounted projections of future cash flows.

     Net (loss) income per common share is computed based on the weighted average number of common shares outstanding during each period after giving effect for any dilutive stock options, warrants and convertible preferred stock, all of which are considered to be common stock equivalents. For the years ended July 31, 1997 and 1995, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share. Fully diluted net (loss) income per common share is not materially different from primary net (loss) income per common share.

     New Accounting Pronouncements -- In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted this accounting standard effective August 1, 1996, as required and adoption of this Statement had no material impact on the financial Statements.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company uses the intrinsic value-based method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for such plans. A summary of the pro forma effects on reported income (loss) from continuing operations and income
(loss) per share for fiscal 1997 and 1996 as if the fair

                          ZILA, INC. AND SUBSIDIARIES
value-based method of accounting defined in SFAS No. 123 had been applied is included in Note 9 to these consolidated financial statements.

     Beginning the second quarter of fiscal 1998, the Company will be required to implement SFAS No. 128, Earnings per Share, which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. SFAS No. 128 is not expected to materially impact previously reported earnings (loss) per share.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

     Financial Instruments -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying amounts and estimated fair value of the Company's financial instruments are as follows:

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

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company provides credit, in the normal course of business, to pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers, convenience stores, and dentists. The Company performs ongoing credit evaluations of its customers and maintains an allowance for credit losses.

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the classifications used in 1997.

2.  ACQUISITIONS

     On April 4, 1997, the Company acquired Cygnus, a privately-held company located in Scottsdale, Arizona that manufactures and distributes intra-oral camera systems and other dental imaging products. The acquisition was accounted for as a purchase and resulted in the issuance of 259,398 shares of the Company's common stock with a market value of $1,725,000 and the recording of approximately $2,101,000 of goodwill. The goodwill will be amortized on a straight-line basis over 15 years.

     The accompanying consolidated statements of operations reflect the operating results of Cygnus since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and

                          ZILA, INC. AND SUBSIDIARIES

Cygnus for the years ended July 31, 1997 and 1996, assuming the acquisition had been made at the beginning of the period presented, are summarized below:

                                                               1997            1996
                                                            -----------     -----------
        Total revenues....................................  $40,150,865     $40,598,224
                                                            ===========     ===========
        Net (loss) income.................................  $(6,717,275)    $ 1,124,910
                                                            ===========     ===========
        Net (loss) income per common share................  $     (0.20)    $      0.04
                                                            ===========     ===========

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the increase in amortization expense associated with goodwill as a result of applying the purchase method of accounting for the acquisition. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been affected on the assumed date.

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

     On November 14, 1994, Bio-Dental signed an agreement and purchased the assets and certain liabilities of Crown Systems, Inc. ("Crown"), effective November 1, 1994. In connection with this purchase, Bio-Dental issued 29,858 shares of common stock to Crown. The assets acquired consisted primarily of accounts receivable and dental practice management software rights. The assets and liabilities are held in Integrated Dental Technologies, Inc. ("IDT"), a wholly-owned subsidiary of Bio-Dental. As part of the transaction, Bio-Dental retired approximately $205,000 of assumed liabilities. On October 25, 1995, Bio-Dental issued an additional 9,331 shares of common stock to the previous owners of Crown due to a change in the calculated purchase price. The transaction was accounted for as a purchase. The software rights which were acquired were being amortized over a period of five years. In October 1996, Bio-Dental recorded an impairment write-down against all such software rights as described in Note 15.

     In 1994, Bio-Dental purchased the assets and certain liabilities of Oral Vision, Inc. In connection with this purchase, the Company issued 225,000 shares of restricted common stock. The transaction was accounted for as a purchase.

                          ZILA, INC. AND SUBSIDIARIES

3.  SHORT-TERM INVESTMENTS

     Short-term investments consisted of the following at July 31, 1996:

                                                              GROSS       GROSS      ESTIMATED
                                                AMORTIZED    UNREALIZED  UNREALIZED    FAIR
                                                  COST        GAINS      LOSSES       VALUE
                                                --------     -------     -------     --------
    Mutual and money market funds.............  $449,718     $10,971     $24,702     $435,987
    Corporate fixed income securities.........   111,186         284       3,506      107,964
    Government fixed income securities........   175,399                   7,880      167,519
                                                --------     -------     -------     --------
    Total short-term investments..............  $736,303     $11,255     $36,088     $711,470
                                                ========     =======     =======     ========

     All of the above short-term investments that are being held for indefinite periods of time, including those which may be sold in response to needs for liquidity or changes in interest rates, are accounted for as securities available-for-sale and are carried at fair value, with the net, after-tax, unrealized holding gain or loss reported as a separate component of shareholders' equity with no effect on current results of operations. The change in the unrealized loss on securities available-for-sale for the years ended July 31, 1997 and 1996 is as follows:

    Unrealized loss on securities available-for-sale at August 1, 1995........  $(27,961)
    Net decrease in unrealized loss, due principally to decrease in interest
      rates...................................................................     3,129
                                                                                --------
    Unrealized loss on securities available-for-sale at July 31, 1996.........   (24,832)
    Realized loss.............................................................    24,832
                                                                                --------
    Unrealized loss on securities available-for-sale at July 31, 1997.........  $     --
                                                                                ========

4.  INVENTORIES

     Inventories consist of the following at July 31:

                                                                1997           1996
                                                             ----------     -----------
        Finished goods.....................................  $4,381,339     $ 5,168,486
        Raw materials......................................     451,563         290,771
        Inventory reserves.................................    (546,275)     (1,258,815)
                                                             ----------      ----------
        Total inventories..................................  $4,286,627     $ 4,200,442
                                                             ==========      ==========

     Amounts charged to cost of products sold to increase inventory reserves during fiscal 1997, 1996 and 1995 were $396,996, $1,117,065 and $54,750, respectively.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at July 31:

                                                                 1997           1996
                                                              ----------     ----------
        Land................................................  $  216,731     $  216,731
        Building and improvements...........................     651,034        517,628
        Furniture and equipment.............................   2,234,889      2,086,511
        Leasehold improvements and other assets.............     387,631        390,302
        Production and warehouse equipment..................     118,553        111,339
                                                              ----------     ----------
        Total property and equipment                           3,608,838      3,322,511
        Less accumulated depreciation and amortization......   1,743,453      1,393,733
                                                              ----------     ----------
        Property and equipment -- net.......................  $1,865,385     $1,928,778
                                                              ==========     ==========

                          ZILA, INC. AND SUBSIDIARIES

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following at July 31:

                                                                 1997           1996
                                                              ----------     ----------
        Purchased technology rights -- net of accumulated
          amortization of $509,180 (1997) and $72,740
          (1996)............................................  $6,910,293     $7,346,733
                                                              ==========     ==========
        Goodwill -- net of accumulated amortization of
          $162,070 (1997) and $132,908 (1996)...............  $2,693,139     $  836,729
                                                              ==========     ==========
        Patents.............................................  $  570,494     $  466,978
        Licensing costs.....................................   1,086,509      1,063,636
        Software rights.....................................                    287,982
        Organizational costs................................      84,544        113,626
        Covenants not to compete............................     120,000        120,000
                                                              ----------     ----------
        Total other intangible assets.......................   1,861,547      2,052,222
        Less accumulated amortization.......................     633,005        602,730
                                                              ----------     ----------
        Other intangible assets -- net......................  $1,228,542     $1,449,492
                                                              ==========     ==========

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

     Amortization of the Company's intangible assets during fiscal 1997, 1996 and 1995, was $656,086, $335,214 and $153,463, respectively.

7.  LONG-TERM DEBT

     At July 31, 1997, long-term debt consists of a mortgage note bearing interest at the bank's prime rate (8.25% at July 31, 1997) plus 2.25% per year due in monthly principal installments of $2,315, through March 2001 with a balloon payment due April 1, 2001. The Company has the option through March 1998 to convert to a fixed interest rate of 4.25% over the United States Treasury rate. The note is collateralized by the Company's land and building.

     Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:

        1998..............................................................  $ 39,895
        1999..............................................................    41,098
        2000..............................................................    36,151
        2001..............................................................   298,659
                                                                            --------
        Total.............................................................   415,803
        Less current portion..............................................    39,895
                                                                            --------
        Long-term portion.................................................  $375,908
                                                                            ========

     Under the mortgage note, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 1997, the Company was not in compliance with two of these covenants. The Company has received a waiver from the bank with respect to these covenants at July 31, 1997 and the covenants have been modified for measurement dates subsequent to July 31, 1997. Management believes it

                          ZILA, INC. AND SUBSIDIARIES
will comply with the modified covenants at future measurement dates. Accordingly, the Company's mortgage note is classified as long-term.

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

     In March 1991, Bio-Dental incorporated a wholly-owned subsidiary, Denticator International, Inc. ("DII") and transferred Bio-Dental's manufacturing operations into DII in exchange for the issuance of a $600,282 note to Bio-Dental with monthly principal payments of $10,005 plus interest at 150% of Bio-Dental's cost of funds from April 1, 1994 through March 31, 1999. Interest only payments were made from March 1991 through March 31, 1994. Effective with the date of incorporation, Bio-Dental entered into a licensing agreement with DII for the manufacture and sale of certain dental products owned by Bio-Dental. Under this agreement, DII paid Bio-Dental a monthly royalty equal to the greater of $30,000 or 17% of net sales of DII. In addition, the agreement provided for further royalties to be paid to Bio-Dental if DII achieved certain levels of profitability. On March 31, 1991, Bio-Dental sold all of the outstanding capital stock of DII to DII's former operations manager. The sales agreement incorporated the licensing agreement described above.

     During 1996 and 1995, Bio-Dental earned royalties under the DII licensing agreement totaling $1,235,069 and $1,665,699, respectively, which are included in licensing fees and royalty revenue and interest on the note receivable totaling $66,739 and $69,418, respectively, which is included in interest income.

     On July 22, 1996, Young Innovations, Inc. ("Young") acquired substantially all of the assets and certain liabilities of DII. Bio-Dental received approximately $7,500,000 in lieu of future royalties that Bio-Dental was entitled to receive in connection with its licensing agreement with DII. In addition, Young issued Bio-Dental a product credit against future purchases from Young equal to the amounts due Bio-Dental at the time of closing. Included in other receivables at July 31, 1997 and 1996 is $319,127 and $600,249, respectively, of product credits due from Young. Additionally, at July 31, 1996, product credits due from Young of $355,103 are included in other assets. Concurrent with the closing of the transaction, Bio-Dental canceled options to purchase 50,000 shares of Bio-Dental's restricted common stock that were held by DII.

9.  STOCK OPTIONS AND WARRANTS

     As a result of the merger described in Note 1, each Bio-Dental stock option or stock purchase warrant that was outstanding at the merger date can be used to purchase .825 shares of Zila, Inc. common stock. The exercise price of outstanding Bio-Dental options and warrants was also adjusted at the merger date. The new exercise prices are calculated by dividing the original exercise price by .825. The summary of activity related to options and warrants below includes Bio-Dental options and warrants adjusted for the terms of the merger.

     a. Options -- The Company adopted the 1997 Stock Option Award Plan which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee

                          ZILA, INC. AND SUBSIDIARIES
directors of the Company to purchase up to 1,000,000 shares of the Company's common stock. The options will be issued with an exercise price no less than market value at the date of grant. Options may be exercised up to five to ten years from the date of grant. At July 31, 1997, 872,519 shares were available for grant under this plan.

     The Company adopted a Stock Option Award Plan which became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company's common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options will be issued with an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 1997, 15,355 shares were available for grant under this plan.

     The Company adopted a Non-Employee Directors Stock Option Plan which became effective October 20, 1989, authorizing the Board of Directors to grant options to 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options will be issued with an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 1997, 80,000 shares were available for grant under this plan.

     A summary of the status of the option plans as of July 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                            1997                    1996                    1995
                                    ---------------------   ---------------------   --------------------
                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                 AVERAGE                 AVERAGE                AVERAGE
                                                 EXERCISE                EXERCISE               EXERCISE
                                      SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                    ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning of year...  1,906,575    $ 2.81     2,040,936    $ 2.35    1,817,596    $ 2.26
Granted............................    712,558      6.98       354,242      4.26      318,580      3.50
Exercised..........................   (285,493)     1.90      (414,351)     2.28      (71,819)     1.78
Forfeited..........................   (181,694)     3.93       (74,252)     3.51      (23,421)     3.06
                                    ----------              ----------              ----------
Outstanding at end of year.........  2,151,946      4.03     1,906,575      2.81    2,040,936      2.35
                                    ==========              ==========              ==========
Options exercisable at year-end....  1,703,267               1,851,575
                                    ==========              ==========
Weighted average fair value of
  options granted during the
  year............................. $     2.54              $     1.90
                                    ==========              ==========

     The following table summarizes information about fixed stock options outstanding at July 31, 1997:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------     --------------------------
                       NUMBER             WEIGHTED         WEIGHTED        NUMBER         WEIGHTED
                     OUTSTANDING          AVERAGE          AVERAGE       EXERCISABLE      AVERAGE
    RANGE OF             AT              REMAINING         EXERCISE          AT           EXERCISE
EXERCISE PRICES     JULY 31, 1997     CONTRACTUAL LIFE      PRICE       JULY 31, 1997      PRICE
----------------    -------------     ----------------     --------     -------------     --------
 $0.12 - $1.31          397,712             3.36            $ 1.25          397,712        $ 1.25
  2.42 -  3.94          714,080             6.18              2.91          711,580          2.91
  4.24 -  6.06          466,696             8.34              4.51          418,517          2.42
  6.78 -  8.18          573,458             9.32              7.00          175,458          5.83
                      ---------                                           ---------
  0.12 -  8.18        2,151,946                                           1,703,267
                      =========                                           =========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for its stock-based

                          ZILA, INC. AND SUBSIDIARIES
employee compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended July 31, 1997 and 1996 would have been reduced (increased) to the pro forma amounts indicated below, followed by the model assumptions used:

                                                                     JULY 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
        Net income (loss):
          As reported.....................................  $(6,458,000)     $1,217,000
          Pro forma.......................................  $(7,791,000)       $862,000
        Net income (loss) per weighted average number of
          common and common equivalent shares outstanding:
          As reported.....................................        $(.20)           $.04
          Pro forma.......................................        $(.25)           $.03
        Black-Scholes model assumptions:
          Risk-free interest rate.........................   5.5 - 6.0%      5.5 - 6.0%
          Expected volatility.............................      39%                 39%
          Expected term...................................  2 - 6 years     3 - 6 years
          Dividend yield..................................      0%              0%

     b. Warrants -- The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided and purchases of the Company's stock. Activity related to such warrants, which expire at various dates through October 2000, is summarized as follows:

                                                         NUMBER OF       WARRANT PRICE
                                                          SHARES           PER SHARE
                                                         ---------     ------------------
        Outstanding, August 1, 1994....................  1,143,197     $   .60 -  $  3.77
          Issued.......................................     50,000          2.50
          Exercised....................................    (98,775)        .60 -     2.41
          Expired......................................   (137,520)         3.00
                                                         ---------
        Outstanding, July 31, 1995.....................    956,902         .60 -     3.77
          Issued.......................................
          Exercised....................................   (140,138)       2.41 -
          Expired......................................    (46,092)         3.13
                                                         ---------
        Outstanding, July 31, 1996.....................    770,672         .60 -     3.77
          Issued.......................................    300,000        8.6125
          Exercised....................................   (153,665)        .60 -     3.00
          Expired......................................    (14,992)        .75 -     2.41
                                                         ---------
          Outstanding, July 31, 1997...................    902,015     $   .60 -  $8.6125
                                                         =========

10.  RELATED PARTY TRANSACTIONS

     In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell, the inventor of one of the Company's treatment compositions and a director of the Company, a royalty of 5% of gross sales of the treatment composition. Royalty expense to Dr. Tinnell for the years ended July 31, 1997, 1996 and 1995 was $310,827, $300,078 and $263,311,
respectively.

                          ZILA, INC. AND SUBSIDIARIES

     The Company advanced $129,338 in fiscal year 1994 to certain of its officers for withholding taxes due upon exercise of common stock options. The outstanding advances were $16,167 at July 31, 1996. The notes bore interest at 4.16% per year and were payable in full on December 31, 1996. During fiscal year 1997, the note balance was paid down to $11,167 and the remaining amount was forgiven. Included in interest income is $962 and $1,609 for the years ended July 31, 1996 and 1995, respectively, related to these notes.

11.  INCOME TAXES

     The consolidated income tax (benefit) provision consists of the following for the years ended July 31:

                                                    1997           1996          1995
                                                  ---------     ----------     ---------
        Current:
          Federal...............................  $(312,000)    $1,524,000
          State.................................         --        455,000
                                                  ---------     ----------
        Total current...........................   (312,000)     1,979,000
                                                  ---------     ----------
        Deferred:
          Federal...............................   (304,000)      (245,000)    $(124,200)
          State.................................    (26,000)      (195,000)      (55,800)
                                                  ---------     ----------     ---------
        Total deferred..........................   (278,000)      (440,000)     (180,000)
                                                  ---------     ----------     ---------
        Total consolidated income tax (benefit)
          provision.............................  $(590,000)    $1,539,000     $(180,000)
                                                  =========     ==========     =========

     The reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

                                                                1997     1996     1995
                                                                ----     ----     ----
        Federal statutory rate................................   (34)%    34%      (34)%
        Adjustments:
          State income taxes -- net of federal benefit........    (6)      6        (6)
          Non-deductible meal, entertainment and other
             expenses.........................................     2       2         3
          Increase in valuation allowance.....................    30      14        25
                                                                          --
                                                                 ---               ---
        Effective tax rate....................................    (8)%    56%      (12)%
                                                                 ===      ==       ===

                          ZILA, INC. AND SUBSIDIARIES

     The components of the Company's deferred income tax assets and liabilities for the years ended July 31 are shown below:

                                                                   1997            1996
                                                                -----------     -----------
    Current deferred income tax assets:
      Net operating loss carryforwards........................  $ 6,810,000     $ 5,840,400
      Allowance for obsolete or discontinued inventory........      219,000         404,000
      Impairment of assets....................................      235,000
      Reserve for litigation..................................      180,000
      Product warranty allowance..............................      173,000         114,000
      Allowance for doubtful accounts.........................      140,000          70,000
      Accrued vacation........................................       40,000          28,000
      Other...................................................       20,000          15,000
                                                                -----------     -----------
    Total current deferred income tax assets..................    7,817,000       6,471,400
    Non-current deferred income tax liabilities:
      Federal depreciation....................................       (8,000)         (8,000)
    Valuation allowance.......................................   (7,563,000)     (5,502,000)
                                                                -----------     -----------
    Net deferred income tax asset.............................  $   246,000     $   961,400
                                                                ===========     ===========

     As a result of applying SFAS No. 109, previously unrecorded deferred tax benefits from operating loss carryforwards incurred by the Company were recognized at August 1, 1993, as part of the cumulative effect of adopting the Statement. Also recognized at that date was a valuation allowance for the same amount. Approximately $1,966,000 of the deferred tax asset before valuation allowance relates to deductions generated by the exercise of stock options, which, if realized, will result in an increase in capital in excess of par value. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At July 31, 1997, the Company had federal net operating loss carryforwards totaling approximately $18,346,000 which expire, if not previously utilized, from 1998 through 2012. Net operating loss carryforwards for state income tax purposes, totaling approximately $9,534,000, must be utilized within five years of the date of their origination, and expire from 1999 through 2003.

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

                          ZILA, INC. AND SUBSIDIARIES

     At July 31, 1997, approximately $1,820,000 has been spent. The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company's new products, until such time as three times the amount of funds expended on the Company's marketing program by the Partnership has been paid to the Partnership.

     Included in selling, general and administrative expense for the years ended July 31, 1997, 1996 and 1995 is approximately $64,000, $15,000 and $25,000, respectively, of commissions paid to the Partnership.

     During the year ended July 31, 1995, the Partnership funded or accrued approximately $10,500 in marketing costs. The Company had no funding of marketing programs by the Partnership after July 31, 1995 and anticipates no further funding. Accordingly, 137,520 warrants expired as a result of the Partnership raising less than the maximum level of marketing funds.

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

     The Company leases a manufacturing facility in Phoenix, Arizona under a three year agreement which expires April 30, 1999. The agreement has an option to renew for an additional five years. Additionally, the Company leases offices, warehouse facilities and certain equipment, under operating leases which expire through 2002. Future minimum lease payments under these noncancellable leases are as follows:

                1998..............................................  $252,592
                1999..............................................   210,950
                2000..............................................   168,792
                2001..............................................   169,276
                2002..............................................    55,748
                                                                    --------
                Total.............................................  $857,358
                                                                    ========

     Rent expense for the years ended July 31, 1997, 1996 and 1995 totaled $209,110, $171,096 and $170,936, respectively.

     The Company filed a complaint against Colgate-Palmolive Company ("Colgate") alleging that one of Colgate's products infringes upon one of the Company's patents. Colgate answered the Company's complaint, denying the infringement and asserting that the Company's patent is invalid and unenforceable. The case was settled on March 6, 1997 and had no material impact on the Company's consolidated financial statements.

     In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental (the "Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares of stock in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

     Bio-Dental denies all of the material allegations of the lawsuit against it and asserts various affirmative defenses. Bio-Dental will vigorously defend against the claims set forth in the lawsuit. In September 1996, Bio-Dental accrued a liability of $450,000 because it decided to attempt a settlement of this litigation. Bio-Dental's settlement attempt was not successful. In January 1997, a judgment by the court in favor of Bio-Dental and against the plaintiffs was filed. In February 1997, the plaintiffs started the process to appeal the judgment.

                          ZILA, INC. AND SUBSIDIARIES

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

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14.  EMPLOYEE BENEFIT PLAN

     The Company has adopted the Zila, Inc. 401(k) Savings and Retirement Plan (the "Plan") for the benefit of eligible employees. Employees may elect to defer receipt of a portion of their compensation to future years. The Company may make matching or profit sharing contributions to the Plan. During 1997, 1996, and 1995, the Company contributed approximately $19,000, $14,000 and $11,000, respectively, to the Plan.

     Bio-Dental adopted an Employee Stock Ownership Plan ("ESOP") in fiscal year 1991. The benefits allocated to each participant are in direct proportion to that person's annual compensation. All employees who meet the following criteria are eligible for benefits: 1) must be 18 years of age or older; 2) must have worked at least 1,000 hours in the given plan (fiscal) year; and 3) must be employed on the last day of the plan year. All participants become fully vested after 5 years of continuous employment with Bio-Dental.

     Once vested, a person may receive benefits under the plan:

          a. no later than six years from the date of termination of employment with Bio-Dental; or

          b. upon reaching the age of 60.

     In June 1997, the assets of the plan were frozen.

15.  RESTRUCTURING

     During the year ended July 31, 1996, the Company recorded a charge of $271,631 for the restructuring of IDT. As a result of the restructuring, IDT no longer sells computer hardware or filmless x-ray systems. Costs included in the restructuring charge include contract costs and other costs.

     As a result of management's decision to restructure its operations, an inventory valuation allowance of approximately $300,000 was recorded, and management reserved approximately $250,000 for sales returns related to discontinued items.

     In connection with assessing the recoverability of goodwill and other intangible assets in the first quarter of fiscal 1997, the Company determined that such assets that are associated with IDT would not likely be recoverable as defined by SFAS No. 121. This determination was the result of IDT failing to achieve original projections of operating results subsequent to the restructuring of IDT in early 1996. As a result, a $587,659 impairment loss was recognized to reduce the carrying value of these long-lived assets to fair value. Fair value was estimated based on management's best estimate of discounted future cash flows.

16.  EQUITY LINE INVESTMENT AGREEMENT

     Effective April 30, 1997, the Company entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allows the Company to sell up to $25,000,000 of the Company's common stock with the proceeds to be used to fund OraTest marketing and

                          ZILA, INC. AND SUBSIDIARIES
general corporate purposes. The option to sell stock to the Investor will remain
available for a period of 12 months beginning August   , 1997 (the "12 Month
Period"). As part of the Investment Agreement, the Company sold $3,000,000 of stock on April 30, 1997, and has committed to sell an additional $10,000,000 of common stock to the Investor over the 12 Month Period.

     The Investment Agreement provides that the Company can obtain up to $2,000,000 at any one time through the sale of the Company's common stock. All shares sold will be at a 7% discount to the average low trading price of the Company's common stock over a specified period of time, subject to a maximum purchase price calculation. Sales are subject to the satisfaction of certain conditions, including registration of the shares, a minimum market volume, and certain limitations on the number of shares of the Company's common stock outstanding.

     As a commitment fee for keeping the equity line available for the 12 Month Period, the Company has issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three year period commencing October 31, 1997.

     During October 1997, the Company sold $8,000,000 of the Company's common stock under the Investment Agreement to the Investor. The proceeds from the sale are intended for potential acquisitions and general corporate purposes.

17.  SEGMENTS OF BUSINESS

     The Company aligns its business into two segments, Consumer and Professional. The Consumer segment's principal products are over-the-counter, non-prescription oral care products. Major brands include Zilactin(R), Zilactin(R)-L, (formerly Zilactol(R)), Zilactin(R)-B and Zilactin(R)-Lip. These products are distributed primarily through pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers and convenience stores. The Professional segment includes dental supplies, dental equipment, dental practice management software, digital x-ray devices, intra-oral cameras and OraTest product development costs. These products are used principally in the professional fields by dentists and other oral care health professionals and are sold directly to the professional.

     Intersegment sales are not significant.

                                                    CONSUMER      PROFESSIONAL       TOTAL
                                                   ----------     -----------     -----------
    Net sales:
      1997.......................................  $6,719,228     $31,873,024     $38,592,252
      1996.......................................   5,978,131      31,501,415      37,479,546
      1995.......................................   5,147,667      29,916,578      35,064,245
    (Loss) income before income taxes:
      1997.......................................  (1,871,098)     (5,177,210)     (7,048,308)
      1996.......................................    (443,038)      3,198,854       2,755,816
      1995.......................................    (213,040)     (1,279,262)     (1,492,302)
    Identifiable assets:
      1997.......................................   3,834,527      19,769,504      23,604,031
      1996.......................................   3,135,973      22,173,808      25,309,781
      1995.......................................   3,353,565      13,338,294      16,691,859
    Capital expenditures:
      1997.......................................     168,299         432,873         601,172
      1996.......................................     256,175         623,849         880,024
      1995.......................................      51,364         505,731         557,095

                          ZILA, INC. AND SUBSIDIARIES

                                                    CONSUMER      PROFESSIONAL       TOTAL
                                                   -----------    -----------     -----------
    Depreciation and amortization:
      1997.......................................     157,527         996,900       1,154,427
      1996.......................................     136,925         626,739         763,664
      1995.......................................     111,941         408,740         520,681

18.  SUBSEQUENT EVENTS

     On October 17, 1997, the Company entered into an agreement pursuant to which the Company agreed to issue 30,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock (the "Warrants") for $30,000,000 (the "Preferred Stock Proceeds"). The shares of Series A Preferred Stock, the Warrants and the Preferred Stock Proceeds were deposited into escrow. The Warrants expire on October 17, 2000 and have a per-share exercise price of $9.915. Concurrent with the completion of the merger (the "Oxycal Merger") between a subsidiary of the Company and Oxycal Laboratories, Incorporated ("Oxycal"), the Preferred Stock Proceeds, the Series A Preferred Stock and the Warrants will be released from escrow. In the event the merger with Oxycal is not completed prior to November 13, 1997, the escrow will terminate and the Series A Preferred Stock will be returned to Zila and the Preferred Stock Proceeds will be returned to the investors along with Warrants to purchase 210,000 shares of the Company's Common Stock. The balance of the Warrants will be returned to the Company. The parties have reserved the right to extend the escrow termination date beyond November 13, 1997. The Company intends to use a significant portion of the Preferred Stock Proceeds to consummate the Oxycal Merger, the balance of the Preferred Stock Proceeds will be used by the Company for working capital and to pay the fees and expenses associated with the sale of the Series A Preferred Stock.

     By an agreement dated October 28, 1997, the Company and Oxycal have agreed to a merger whereby Oxycal will be merged into a wholly-owned subsidiary of Zila, Inc., with Oxycal being the surviving corporation. Upon the consummation of the Oxycal Merger, Oxycal will become a wholly-owned subsidiary of the Company. Oxycal develops, manufactures and markets a patented, enhanced form of Vitamin C under the trademark Ester-C(R). Under the terms of the Merger Agreement, Oxycal shareholders will receive cash consideration for their shares of Oxycal capital stock. The Oxycal Merger is subject to approval of the Oxycal shareholders. There can be no assurance that the Oxycal shareholders will approve the Oxycal Merger, or, if the Oxycal Merger is approved, that the merger will be consummated. The Company has deposited $1,000,000 into escrow, which amount will be delivered to Oxycal in the event the Oxycal Merger is not consummated due to the actions or inactions of Zila, Inc.