Form 10-Q
period 1997-10-31
ZILA INC
filed 1997-12-15
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended October 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X    No.___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares of the Company's common stock outstanding at October 31, 1997 was 33,885,889 shares.

                                                                      Exhibit 15
                                                                  Total pages 15

                                TABLE OF CONTENTS


                                                                        Page no.
                                                                        --------

Part I     FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of October 31,
           1997 and July 31, 1997                                          3

           Condensed Consolidated Statements of Operations for
           Quarters  ended October 31, 1997 and 1996                       4

           Condensed Consolidated Statements of Cash Flows for
           Quarters ended October 31, 1997 and 1996                        5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                         6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10-12

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             12-13

  Item 5.  Other Information                                               13

  Item 6.  Exhibits and Reports on Form 8-K                                14

           SIGNATURES                                                      15

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------
                                                                    October             July
                                                                   31, 1997         31, 1997
ASSETS                                                           (Unaudited)
                                                               ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $  7,818,599     $  2,071,563
  Cash in escrow                                                  1,000,000
  Trade receivables, net                                          3,215,329        2,822,687
  Other receivables                                                 218,439          319,127
  Income tax receivable                                             310,379          494,757
  Inventories                                                     4,767,583        4,286,627
  Prepaid expenses and other assets                                 651,187          538,360
  Deferred income taxes                                             245,928          245,928
                                                               ------------     ------------

         Total current assets                                    18,227,444       10,779,049
                                                               ------------     ------------

PROPERTY AND EQUIPMENT - Net                                      1,951,363        1,865,385

PURCHASED TECHNOLOGY RIGHTS - Net                                 6,801,184        6,910,293

GOODWILL - Net                                                    2,640,326        2,693,139

OTHER INTANGIBLE ASSETS - Net                                     1,319,956        1,228,542

OTHER ASSETS                                                        137,617          127,624
                                                               ------------     ------------

TOTAL                                                          $ 31,077,890     $ 23,604,032
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  2,620,864     $  3,262,904
  Accrued liabilities                                             2,376,189        2,106,572
  Deferred revenue                                                  394,728          395,594
  Short-term borrowing                                               70,769
  Current portion of long-term debt                                  39,895           39,895
                                                               ------------     ------------

         Total current liabilities                                5,502,445        5,804,965

LONG-TERM DEBT - Net of current portion                             368,962          375,908
                                                               ------------     ------------

          Total liabilities                                       5,871,407        6,180,873
                                                               ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; none issued
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 33,885,889 shares
   (October 31, 1997) and 32,326,581 shares (July 31, 1997)          33,886           32,327
  Capital in excess of par value                                 38,572,001       30,360,446
  Deficit                                                       (13,398,979)     (12,969,189)
                                                               ------------     ------------

                                                                 25,206,908       17,423,584
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                               (425)            (425)
                                                               ------------     ------------

        Total shareholders' equity                               25,206,483       17,423,159
                                                               ------------     ------------

TOTAL                                                          $ 31,077,890     $ 23,604,032
                                                               ============     ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS ENDED OCTOBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                   Quarters ended October 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
REVENUES                                         $10,800,182        $ 9,230,522

OPERATING COSTS AND EXPENSES
  Cost of products sold                            6,577,258          5,785,914
  Selling, general and administrative              4,612,925          4,379,295
  Merger-related expenses                             72,215            149,825
  Impairment charges                                                    587,659
  Litigation expenses                                                   832,751
                                                ------------       ------------
                                                  11,262,398         11,735,444
                                                ------------       ------------

LOSS FROM OPERATIONS                                (462,216)        (2,504,922)
                                                ------------       ------------

OTHER INCOME (EXPENSES)
  Interest income                                     51,133             63,021
  Interest expense                                   (11,619)           (16,793)
  Other expense                                       (7,088)            (2,045)
                                                ------------       ------------

                                                      32,426             44,183
                                                ------------       ------------

LOSS BEFORE BENEFIT FOR
    INCOME TAXES                                    (429,790)        (2,460,739)

INCOME TAX BENEFIT                                                      186,518
                                                ------------       ------------

NET LOSS                                        $   (429,790)      $ (2,274,221)
                                                ============       ============

NET LOSS PER COMMON SHARE                       $      (0.01)      $      (0.07)
                                                ============       ============

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                                     32,699,119         31,135,727
                                                ============       ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
-----------------------------------------------------------------------------

                                                                         1997           1996
                                                                      -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                            $  (429,790)   $(2,274,221)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         321,276        282,201
    Realized loss on sale of investments                                                   2,045
    Impairment of assets                                                                 587,659
    Change in assets and liabilities:
      Trade receivables                                                  (392,642)        95,314
      Other receivables                                                   100,688         60,671
      Income tax receivable                                               184,378
      Inventories                                                        (480,956)       118,756
      Prepaid expenses and other assets                                  (122,820)       197,550
      Deferred income taxes                                                               76,248
      Accounts payable and accrued expenses                              (372,423)       960,336
      Income taxes payable                                                            (1,426,506)
      Deferred revenue                                                       (866)        32,661
                                                                      -----------    -----------
        Net cash used in operating activities                          (1,193,155)    (1,287,286)
                                                                      -----------    -----------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                                   (228,057)
  Proceeds from sale of short-term investments                                           226,423
  Funding of related party receivables                                                   (58,901)
  Purchases of property and equipment                                    (220,988)       (66,442)
  Purchases of intangible assets                                         (115,758)       (25,842)
                                                                      -----------    -----------
        Net cash used in investing activities                            (336,746)      (152,819)
                                                                      -----------    -----------
FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                                  70,769        200,506
  Net proceeds from borrowings on securities available-for-sale                          343,627
  Net proceeds from issuance of common stock                            7,213,114        292,272
  Principal payments on long-term debt                                     (6,946)        (6,946)
                                                                      -----------    -----------
        Net cash provided by financing activities                       7,276,937        829,459
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    5,747,036       (610,646)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        $ 2,071,563    $ 3,491,904
                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 7,818,599    $ 2,881,258
                                                                      ===========    ===========
CASH PAID FOR INTEREST                                                $    11,619    $    16,793
                                                                      ===========    ===========
CASH PAID FOR INCOME TAXES                                            $              $ 1,167,369
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

2. Net loss per common share is computed based on the weighted average number of shares outstanding during each period after giving effect to any dilutive stock options and warrants which are considered to be common stock equivalents. For the quarters ended October 31, 1997 and 1996, options and warrants that would otherwise qualify as common stock equivalents are excluded since their inclusion would have the effect of decreasing the loss per share.

3.    Inventories consist of the following:

                                                  October 31,      July 31,
                                                  1997             1997
                                                  -----------      -----------
      Finished goods                              $ 4,459,939      $ 4,381,339
      Raw materials                                   722,060          451,563
      Inventory reserves                             (414,416)        (546,275)
                                                  -----------      -----------
                                                  $ 4,767,583      $ 4,286,627
                                                  ===========      ===========


4. The Company has a New Drug Application pending with the Food and Drug Administration ("FDA") for ORATEST. The initiation of the marketing of ORATEST in the United States is dependent upon the approval of the New Drug Application by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for ORATEST, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. The Company believes that the FDA will approve the New Drug Application and the production and marketing of ORATEST.

5. In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

      Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. In September 1996, Bio-Dental accrued a liability of $450,000 because it decided to attempt a settlement of this litigation. Bio-Dental's attempt was not successful. In January 1997, a judgement by the court in favor of Bio-Dental and against the plaintiffs was filed. In February 1997, the plaintiffs started the process to appeal the judgement.

      Upon consummation of the Company's merger with Bio-Dental in January 1997, each of the outstanding shares of Bio-Dental common stock was converted into .825 shares of the Company's common stock. Subsequent to the merger, the Company's stock transfer agent was presented with a certificate purporting to represent 220,000 shares of Bio-Dental common stock which did not appear on the records of Bio-Dental's stock transfer agent as of the closing date. The Company is currently investigating this matter and has not determined whether any shares of the Company's common stock are required to be issued in exchange for the shares purportedly represented by this certificate.

      The Company occasionally encounters minor litigation as a means to resolve disputes, which arise in the ordinary course of business. None of these minor lawsuits are believed to be material to the Company's ongoing operations or operating results.


6. On October 24, 1997, the Company sold $8,000,000 of the Company's common stock under its Equity Line Agreement with Deere Park Capital Management (the "Investor"). $6,000,000 of the proceeds from this sale were used for the Peridex acquisition (discussed in Note 8) and the remainder was used for general corporate purposes. In connection with the $8,000,000 sale, the Company issued warrants dated October 20, 1997, (the "Warrants") to the Investor exercisable for 96,000 shares of common stock at an exercise price of $7.625 per share. The Warrants are exercisable for a three-year period commencing October 20, 1997. The Company has committed to sell an additional $2,000,000 of common stock to the Investor over the remainder of the commitment period. In the event the Company does not sell an additional $2,000,000 over the remaining period, the Company is required to issue a warrant to the Investor to purchase an additional 250,000 shares of common stock of the Company at the market price as of the end of the commitment period.

7. On November 10, 1997, the Company acquired, by merger (the "Merger"), Oxycal Laboratories, Incorporated ("Oxycal"). Oxycal develops, manufactures and markets a patented, enhanced form of Vitamin C under the trademark Ester-C(R). The Company paid $28 million for all of the outstanding shares of Oxycal. The Company raised the funds to consummate the Merger in a private placement of 30,000 shares of the Company's
      Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock
      (the "Warrants") for $30,000,000 (the "Preferred Stock Proceeds"). The shares of Series A Preferred Stock, the Warrants and the Preferred Stock Proceeds were deposited into escrow and were released from escrow upon the consummation of the Merger on November 10, 1997. The holders of the Series A Preferred Stock have the right to convert such stock into shares of the Company's Common Stock at various future dates. The formula for converting the Series A Preferred Stock into Common Stock varies depending on the price of the Common Stock on the date of conversion.
      In addition, the terms of the securities purchase agreement relating to the sale of the Series A Preferred Stock requires the Company to hold a special meeting of the shareholders of the Company to ratify the sale of the Series A Preferred Stock in the event the average market price of the Company's Common Stock drops below $6.50 per share. In the event a special shareholder meeting is held, the shareholders will be asked to ratify the terms of the sale of the Series A Preferred Stock and, in the event a majority of the Company's stockholders do not vote in favor of such proposal, the holders of the Series A Preferred Stock could be limited in their ability to fully convert their shares of Series A Preferred Stock into Common Stock of the Company. The securities purchase agreement relating to the sale of the Series A Preferred Stock provides that if the holders of the Series A Preferred Stock are not able to fully convert their shares of preferred stock, they have the right to require the Company to repurchase those shares of Series A Preferred Stock that cannot be converted. If the Company is required to repurchase a significant percentage of the Series A Preferred Stock, such repurchase could have a significant adverse impact on the Company depending on the price of the Common Stock on the date of repurchase. The holders of the Series A Preferred Stock have waived the requirement to hold a special meeting of the shareholders of the Company, but have reserved the right to reinstate such requirement upon 60 day notice to the Company.

8. On November 4, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R)product line, a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12,000,000 plus the value of acquired inventory. The purchase price is to be delivered to P&G as follows: $6,000,000 paid at closing, $4,000,000 paid within 180 days after closing, $1,000,000 is payable within 12 months after closing, and $1,000,000 is payable within 24 months after closing.

9. Beginning the second quarter of fiscal 1998, the Company will be required to implement SFAS No. 128, Earnings per Share, which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. SFAS No. 128 is not expected to materially impact previously reported earnings (loss) per share.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

      For the quarter ended October 31, 1997, the Company had net loss of $429,790 compared to a net loss of $2,274,221 for the quarter ended October 31, 1996. Revenues during the first quarter of the current fiscal year totaled $10,800,182 compared to revenues of $9,230,522 during the first quarter of the prior fiscal year, a 17.0% increase. The growth in revenues was attributable mainly to the Company's Zila Pharmaceuticals and Zila Professional Products Group divisions.

      In the quarter ended October 31, 1997, cost of sales were $6,577,258 a 13.7% increase from $5,785,914 for the quarter ended October 31, 1996. Cost of sales as a percentage of revenues decreased to 60.9% in the quarter ended October 31, 1997 from 62.7% in the quarter ended October 31, 1996. This decrease is primarily due to lower costs resulting from the restructuring within Bio-Dental.

      Selling, general and administrative expenses increased $233,630 from $4,379,295 in the first quarter of fiscal year 1997 to $4,612,925 for the same period in fiscal year 1998. This increase is attributable mainly to regulatory, pre-marketing and clinical activities associated with the Company's OraTest oral cancer detection system.

      Merger related expenses decreased $77,610 from $149,825 in the first quarter of the prior fiscal year to $72,215 in the first quarter of the 1998 fiscal year. Impairment charges during the first quarter of fiscal year 1997 of $587,659 relate to an impairment loss recognized to reduce the carrying value of certain Bio-Dental long-lived assets which included goodwill and software rights.

      Litigation costs during the first quarter of fiscal year 1997 were $832,751. These costs include an accrual of a contingent liability based on the Company's attempted settlement of the Wildwood suit and also legal expenses arising out of the Company's efforts to prevent infringements on the Zilactin patents (See "Part II - Other Information Item 1 - Legal Proceedings").

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1997, the Company had net working capital of $4,974,084, and its current ratio (the ratio of current assets to current liabilities) was 1.9 to 1. At October 31, 1997, the Company had net working capital of $12,724,999 and its current ratio was 3.3 to 1. The current ratio was positively impacted by the proceeds from the $8,000,000 sale of the Company's common stock in the quarter ended October 31, 1997 (See Notes 6 and 8 in the Notes to Condensed Consolidated Financial Statements).

      Trade accounts receivable at October 31, 1997 were $3,215,329 compared to trade accounts receivable at July 31, 1997 of $2,822,687. Trade accounts receivable as a percentage of quarterly revenues of $10,800,182 were 29.8% at October 31, 1997 as compared to 29.0% at July 31, 1997 which had quarterly revenues of $9,727,162.

      At October 31, 1997, the Company had inventories of $4,767,583, an increase of $480,956 from inventories at July 31, 1997. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

      Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operating divisions for the next twelve months. The Company will require additional financing to fund potential acquisitions and to fund future OraTest manufacturing and marketing costs. In anticipation of these potential requirements, effective April 30, 1997, Zila entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allows the Company to sell up to $25 million of the Company's common stock with the proceeds to be used to fund OraTest marketing and general corporate purposes. The option to sell stock to the Investor will generally remain available until September 30, 1997. On October 24, 1997, the Company sold $8,000,000 of the Company's common stock under the Investment Agreement to the Investor. In connection with the $8,000,000 sale, the Company issued warrants dated October 20, 1997, (the "Warrants") to the Investor exercisable for 96,000 shares of common stock at an exercise price of $7.625 per share. The Warrants are exercisable for a three-year period commencing October 20, 1997. $6,000,000 of the proceeds were used for the Peridex acquisition and the remainder will be used for general corporate purposes. The Company has committed to sell an additional $2,000,000 of common stock to the Investor over the remainder of the Commitment Period. In the event the Company does not sell an additional $2,000,000 over the remaining period, the Company is required to issue a warrant to the Investor to purchase an additional 250,000 shares of common stock of the Company at the market price as of the end of the commitment period.

      On November 10, 1997, the Company acquired, by merger (the "Merger"), Oxycal Laboratories, Incorporated ("Oxycal"). Oxycal develops, manufactures and markets a patented, enhanced form of Vitamin C under the trademark Ester-C(R). The Company paid $28 million for all of the outstanding shares of Oxycal. The Company raised the funds to consummate the Merger in a private placement of 30,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock (the "Warrants") for $30,000,000 (the "Preferred Stock Proceeds"). The shares of Series A Preferred Stock, the Warrants and the Preferred Stock Proceeds were deposited into escrow and were released from escrow upon the consummation of the Merger on November 10, 1997. The holders of the Series A Preferred Stock have the right to convert such stock into shares of the Company's Common Stock at various future dates. The formula for converting the Series A Preferred Stock into Common Stock varies depending on the price of the Common Stock on the date of conversion. In addition, the terms of the securities purchase agreement relating to the sale of the Series A Preferred Stock requires the Company to hold a special meeting of the shareholders of the Company to ratify the sale of the Series A Preferred Stock in the event the average market price of the Company's Common Stock drops below $6.50 per share. In the event a special shareholder meeting is held, the shareholders will be asked to ratify the terms of the sale of the Series A Preferred Stock and, in the event a majority of the Company's stockholders do not vote in favor of such proposal, the holders of the Series A Preferred Stock could be limited in their ability to fully convert their shares of Series A Preferred Stock into Common Stock of the Company. The securities purchase agreement relating to the sale of the Series A Preferred Stock provides that if the holders of the Series A Preferred Stock are not able to fully convert their shares of preferred stock, they have the right to require the Company to repurchase those shares of Series A Preferred Stock that cannot be converted. If the Company is required to repurchase a significant percentage of the Series A Preferred Stock, such repurchase could have a significant adverse impact on the Company depending on the price of the Common Stock on the date of repurchase. The holders of the Series A Preferred Stock have waived the requirement to hold a special meeting of the shareholders of the Company, but have reserved the right to reinstate such requirement upon 60 day notice to the Company.

      On November 4, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R) product line, a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12,000,000 plus the value of acquired inventory. The purchase price is to be delivered to P&G as follows: $6,000,000 paid at closing, $4,000,000 paid within 180 days after closing, $1,000,000 is payable within 12 months after closing, and $1,000,000 is payable within 24 months after closing. The sources of funding for future amounts due to P&G will be from amounts available under the Company's Investment Agreement and cash generated from operations.

      The Company has not completed its evaluation of the impact the Year 2000 computer problem may have on its business. However, the Company does not expect the costs to address the problem to be material and it does not expect the consequences of incomplete or untimely resolution of the problem to materially impact the operation of its business.

FORWARD LOOKING INFORMATION

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the "Risks and Uncertainties Section" in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.


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

      Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. In September 1996, Bio-Dental accrued a liability of $450,000 because it decided to attempt a settlement of this litigation. Bio-Dental's attempt was not successful. In January 1997, a judgement by the court in favor of Bio-Dental and against the plaintiffs was filed. In February 1997, the plaintiffs started the process to appeal the judgement.

      The Company occasionally encounters minor litigation as a means to resolve disputes, which arise in the ordinary course of business. None of these minor lawsuits are believed to be material to the Company's ongoing operations or operating results.

Item 5 - Other information


      None

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

         Exhibit Number  Description

         27              Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 15, 1997             By /s/ Joseph Hines
                                    Joseph Hines
                                    President, Chairman of the Board
                                    (Principal Executive Officer)



                                    By /s/ Clarence J. Baudhuin
                                    Clarence J. Baudhuin
                                    Executive Vice President of
                                    Finance & Administration
                                    Director (Principal Financial
                                    & Accounting Officer)