Form 10-Q
period 1998-01-31
ZILA INC
filed 1998-03-17
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities

[ ]  Exchange Act of 1934


For the quarterly period ended January 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______________to________________

Commission file number 0-17521

                                    ZILA, INC
             (Exact Name of registrant as specified in its charter)

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

         Yes  X    No.
            ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at January 31, 1998 was 34,418,024 shares.


                                                                Exhibit  17
                                                            Total pages  17

                                TABLE OF CONTENTS


                                                                                                        Page no.
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of January 31, 1998 and July 31, 1997
                                                                                                           3

             Condensed consolidated statements of operations for the quarters  and six months
             ended January 31, 1998 and 1997                                                               4

             Condensed consolidated statements of cash flows for the six months ended January 31,
             1998 and 1997                                                                                5-6

             Notes to unaudited condensed consolidated financial statements                               7-11

   Item 2.  Management's discussion and analysis of financial condition and results of operations        12-14


PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                               15

   Item 4.  Submission of matters to a vote of security holders                                             15

   Item 5.  Other information                                                                               16

   Item 6.  Exhibits and reports on Form 8-K                                                                16

             SIGNATURES                                                                                     17

PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                January 31,       July 31,
                                                                   1998             1997
ASSETS
                                                               ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $  7,047,390     $  2,071,563
  Trade receivables - net                                         5,448,299        2,822,687
  Other receivables                                                 108,671          319,127
  Income tax receivable                                           3,052,402          494,757
  Inventories                                                     9,597,885        4,286,627
  Prepaid expenses and other assets                               1,105,655          538,360
  Deferred income taxes                                           1,087,928          245,928
                                                               ------------     ------------

         Total current assets                                    27,448,230       10,779,049
                                                               ------------     ------------

PROPERTY AND EQUIPMENT - Net                                      4,771,495        1,865,385

PURCHASED TECHNOLOGY RIGHTS - Net                                 6,692,074        6,910,293

GOODWILL - Net                                                   28,429,120        2,693,139

OTHER INTANGIBLE ASSETS - Net                                     2,118,022        1,228,542

OTHER ASSETS                                                        115,619          127,624
                                                               ------------     ------------

TOTAL                                                          $ 69,574,560     $ 23,604,032
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  3,897,047     $  3,262,904
  Accrued liabilities                                             2,578,698        2,106,572
  Deferred revenue                                                  491,411          395,594
  Short-term borrowing                                               43,764
  Current portion of long-term debt                               3,907,140           39,895
                                                               ------------     ------------

         Total current liabilities                               10,918,060        5,804,965

LONG-TERM DEBT - Net of current portion                          1,238,019          375,908
                                                               ------------     ------------

          Total liabilities                                      12,156,079        6,180,873
                                                               ------------     ------------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000 shares; liquidation preference
  value: $1,220 per share                                        32,395,092
                                                               ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000
   shares of Series A Preferred Stock
  Common stock, $.001 par value - authorized,
   50,000,000 shares; issued 34,418,024 shares
   (January 31, 1998) and 32,326,581 shares (July 31, 1997)          34,418           32,327
  Capital in excess of par value                                 41,613,818       30,360,446
  Deficit                                                       (16,624,422)     (12,969,189)
                                                               ------------     ------------


                                                                 25,023,814       17,423,584
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                               (425)            (425)
                                                               ------------     ------------

        Total shareholders' equity                               25,023,389       17,423,159
                                                               ------------     ------------

TOTAL                                                          $ 69,574,560     $ 23,604,032
                                                               ============     ============


    See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

------------------------------------------------------------------------------------------------------------------------------------


                                                           Quarters ended                                Six months ended
                                             ------------------------------------------    -----------------------------------------

                                                     January 31,             January 31,            January 31,          January 31,
                                                           1998                    1997                   1998                  1997
                                             ------------------     -------------------    -------------------     -----------------

 REVENUES                                     $     16,940,983       $       9,779,214      $      27,741,165       $    19,009,737
                                             ------------------     -------------------    -------------------     -----------------

 OPERATING COSTS AND EXPENSES:
   Cost of products sold                             8,118,806               6,058,936             14,696,064            11,777,513
   Selling, general and administrative               7,121,367               4,534,207             11,408,295             8,696,367
   Depreciation and amortization                       917,626                 245,969              1,250,608               528,170
   Merger related expenses                             158,417                 178,730                230,632               328,555
   Impairment charges                                                                                                       587,659
   Litigation expenses                                                         227,500                                    1,060,251
                                             ------------------     -------------------    -------------------     -----------------
                                                    16,316,216              11,245,342             27,585,599            22,978,515
                                             ------------------     -------------------    -------------------     -----------------

 INCOME (LOSS) FROM OPERATIONS                         624,767              (1,466,128)               155,566            (3,968,778)
                                             ------------------     -------------------    -------------------     -----------------

 OTHER INCOME (EXPENSES):
   Interest income                                      73,516                  56,551                124,649               119,999
   Interest expense                                    (95,539)                (26,594)              (107,158)              (43,387)
   Other expense                                       (20,745)                (19,448)               (20,848)              (21,493)
                                             ------------------     -------------------    -------------------     -----------------

                                                       (42,768)                 10,509                 (3,357)               55,119
                                             ------------------     -------------------    -------------------     -----------------

 INCOME (LOSS) BEFORE INCOME
   TAX BENEFIT                                         581,999              (1,455,619)               152,209            (3,913,659)

 INCOME TAX BENEFIT                                    700,000                                        700,000               186,518
                                             ------------------     -------------------    -------------------     -----------------

 NET INCOME (LOSS)                                   1,281,999            $ (1,455,619)               852,209           $(3,727,141)
                                                                    ===================                            =================





 PREFERRED STOCK DIVIDEND REQUIREMENT:
   SERIES A EMBEDDED DIVIDEND (NOTE 2)               3,154,692                                      3,154,692
                                             ------------------                            -------------------

 NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                   $ (1,872,693)                            $       (2,302,483)
                                             ==================                            ===================

 BASIC AND DILUTED LOSS PER SHARE            $           (0.05)     $            (0.05)    $            (0.07)     $          (0.12)
                                             ==================     ===================    ===================     =================

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               34,058,097              31,184,990             33,381,442            31,160,359
                                             ==================     ===================    ===================     =================




     See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

--------------------------------------------------------------------------------------------------
                                                                           1998           1997
                                                                      -----------     ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                $   852,209     $ (3,727,141)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation and amortization                                  1,250,608          528,170
         ESOP contributions in stock                                                        23,177
         Services paid in stock                                                             19,494
         Impairment of assets                                                              587,659
         Discount on contractual obligation                                85,404
         Deferred income taxes                                           (700,000)         676,111
         Change in assets and liabilities:
            Receivables, net                                              569,611          669,684
            Inventories                                                (1,058,433)         194,803
            Prepaid expenses and other assets                            (412,434)         (81,071)
            Accounts payable and accrued expenses                        (107,460)         588,643
            Income taxes payable                                                        (1,976,369)
            Deferred revenue                                               95,817          140,529
                                                                      -----------     ------------
              Net cash provided by (used in) operating activities         575,322       (2,356,311)
                                                                      -----------     ------------

INVESTING ACTIVITIES:
     Purchases of short-term investments                                                  (222,615)
     Proceeds from sale of short-term investments                                          958,917
     Purchases of property and equipment                                 (715,653)        (166,702)
     Acquisitions, net of cash acquired                               (33,595,322)
     Purchases of intangible assets                                      (249,349)         (47,904)
                                                                      -----------     ------------
         Net cash (used in) provided by investing activities          (34,560,324)         521,696
                                                                      -----------     ------------
FINANCING ACTIVITIES:
     Principal payments on short-term borrowings                          (32,981)
     Net proceeds from short-term borrowings                               76,745           63,420
     Net proceeds from long-term debt                                      93,753
     Net proceeds from issuance of common stock                        10,195,863          425,328
     Net proceeds from issuance of preferred stock                     28,647,250
     Principal payments on long-term debt                                 (19,801)         (13,892)
                                                                      -----------     ------------
         Net cash provided by financing activities                     38,960,829          474,856
                                                                      -----------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,975,827       (1,359,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        $ 2,071,563     $  3,491,904
                                                                      -----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 7,047,390     $  2,132,145
                                                                      ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                           $    22,391     $     43,387
                                                                      ===========     ============
     Cash paid for income taxes                                       $        --     $  1,167,369
                                                                      ===========     ============


                                       Continued

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES FOR 1998:

     Contractual obligation recorded in connection with the acquisition of
         Peridex                                                                              $ 5,570,000

     Embedded dividend recorded in connection with issuance of
         Series A Convertible Redeemable Preferred Stock                                      $ 3,154,692

     Income tax benefit attributable to exercise of common stock options                      $   300,000



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

         The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Cygnus Imaging, Inc. ("Cygnus"), and Oxycal Laboratories, Inc. ("Oxycal"). All significant intercompany balances and transactions are eliminated in consolidation.

2. On November 5, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R) product line ("Peridex"), a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12,000,000 plus the value of acquired inventory. Payment of the purchase price was structured as follows: $6,000,000 paid at closing, $1,000,000 payable within 30 days after closing, $3,000,000 payable within 180 days after closing, $1,000,000 is payable within 12 months after closing, and $1,000,000 is payable within 24 months after closing.

         On November 10, 1997, the Company acquired, by merger, Oxycal Laboratories, Incorporated ("Oxycal"). Oxycal develops, manufactures and markets a patented, enhanced form of Vitamin C under the trademark Ester-C(R). The Company paid $28,000,000 for all outstanding shares of Oxycal. The Company raised the funds to consummate the Merger in a private placement of 30,000 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock for $30,000,000.

         The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Securities and Exchange Commission, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying condensed consolidated statement of operations to arrive at the amount of net loss available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying condensed consolidated balance sheet and is being accreted to its redemption value.

         The Peridex and Oxycal acquisitions were accounted for using the purchase method of accounting for business combinations. In connection with the Oxycal acquisition, the Company has not yet completed the process of allocating the excess of assets acquired over liabilities assumed to specific assets and liabilities, but believes that this excess will relate principally to goodwill, which will be amortized over 20 years. In connection with the Peridex acquisition, the excess has been allocated to goodwill and is being amortized over 12 years. Results of operations of Peridex and Oxycal have been included in the Company's statement of operations from their respective acquisition dates.

         The following pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma summary data for the six months ended January 31, 1997 combines historical financial information of the Company for the six months ended January 31, 1997 and Peridex and Oxycal for the six months ended December 31, 1996. The pro forma summary data for the six months ended January 31, 1998 combines actual financial results of the Company for the six months ended January 31, 1998, which includes Peridex and Oxycal results for the three months ended January 31, 1998, and Peridex and Oxycal for the three months ended September 30, 1997. The embedded dividend for the six months ended January 31, 1998 and 1997 represents 180 days of accretion and is based on the assumption that the Preferred Stock had been issued at the beginning of each period.

         PRO FORMA - SIX MONTHS ENDED JANUARY 31, 1998 AND 1997:

                                                                                      1998                     1997
                                                                                      ----                     ----

           Revenues                                                            $33,963,814              $33,396,505

           Net income                                                           $3,203,646               $3,017,553

           Series A Preferred Stock embedded dividend
                                                                                $6,038,942               $6,038,942

           Net loss available to Common Shareholders                              $(2,835,296)             $(3,021,389)

           Basic loss per share                                                        $(0.08)                  $(0.10)


3. The Company has scheduled a special meeting of its shareholders on April 14, 1998, seeking ratification of the sale of the Series A Preferred Stock in accordance with the terms of the securities purchase agreement relating to the sale of the Preferred Stock which requires, at the request of the holders of the Preferred Stock, the Company to hold a special meeting in the event the average market price of the Company's Common Stock drops below $6.50 per share. The shareholders will be asked to ratify the terms of the sale of the Preferred Stock and, in the event a majority of the Company's shareholders do not vote in favor of such proposal, the holders of the Preferred Stock could (depending on the price of the common stock on the date of conversion) be limited in their ability to fully convert their shares of Preferred Stock into Common Stock of the Company. The securities purchase agreement relating to the sale of the Preferred Stock provides that if the holders of the Preferred Stock are unable to fully convert their shares, they have the right to require the Company to repurchase those shares of Preferred Stock that cannot be converted. If the Company is required to repurchase a significant percentage of the Preferred Stock, such repurchase could have a significant adverse impact on the Company depending on the price of the Common Stock on the date of repurchase.


4. In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares that would have been outstanding if all dilutive potential common shares had been issued. The Company's loss per common share is computed by taking the net income for the quarter and six months ended January 31, 1998 and deducting the Series A Preferred Stock embedded dividend and dividing the sum of these amounts by the weighted average number of shares outstanding during each period.

         Options and warrants to purchase shares of common stock at various prices were outstanding during the quarter and six months ended January 31, 1998 and 1997 but were not included in the computation of diluted earnings per share because their effect would be antidilutive. In addition, the incremental shares from assumed conversion of Series A Convertible Preferred Stock to shares of common stock were not included in the computation of diluted earnings per share for the quarter and six months ended January 31, 1998 because their effect would also be antidilutive.



5.        Inventories consist of the following:

                                      January 31,            July 31,
                                         1998                  1997
                                      -----------           ------------

         Finished goods                $6,042,011             $4,381,339
         Raw materials                  3,984,618                451,563
         Inventory reserves              (428,744)              (546,275)
                                      -----------           ------------

                                       $9,597,885             $4,286,627
                                      ===========           ============


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


8. Under the Company's Equity Line Agreement with Deere Park Capital Management (the "Investor"), the Company is allowed to sell up to $25 million of its common stock. The Company was committed to sell $10 million of its common stock to the Investor over the commitment period and fulfilled this commitment with the sale of $2,000,000 of the Company's common stock in January 1998. The proceeds are to be used for general corporate purposes.

9. Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for finacial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. For the quarter ended January 31, 1998, the Company returned to profitability and as a result recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

10. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

                  For the quarter ended January 31, 1998, the Company had net income of $1,281,999 compared to a net loss of $1,455,619 for the quarter ended January 31, 1997. For the six month period ended January 31, 1998, the Company had net income of $852,209 compared to a net loss of $3,727,141 for the six month period ended January 31, 1997.

                  Additionally, as a result of the embedded dividend on the Series A Preferred Stock issued in November 1997, net income available to common shareholders has been reduced by the $3,154,692 accretion of such dividend during the quarter and six months ended January 31, 1998. Therefore, for the quarter and six months ended January 31, 1998, when taking into account the embedded dividend, the Company had a net loss available to common shareholders of $1,872,693 and $2,302,483, respectively.

                  Revenues during the second quarter of the current fiscal year totaled $16,940,983 compared to revenues of $9,779,214 during the second quarter of the prior fiscal year, a 73.2% increase. For the first six months of this fiscal year, revenues were $27,741,165 compared to $19,009,737 for the same period of the prior fiscal year, a 45.9% increase. The growth in revenues was primarily attributable to the Company's acquisitions of Oxycal and Peridex. Additional growth in revenues during the quarter and six months ended January 31, 1998 was attributable to the Company's Zilactin family of products, software and dental supply sales.

                  Cost of products sold as a percentage of revenues decreased to 47.9% in the quarter ended January 31, 1998 from 62.0% in the quarter ended January 31, 1997 and to 53.0% from 62.0% for the six month periods in 1998 and 1997, respectively. These decreases are primarily due to lower costs resulting from the acquisitions of Oxycal and the Peridex(R) product line.

                  Selling, general and administrative expenses increased $2,587,160 from $4,534,207 in the second quarter of fiscal year 1997 to $7,121,367 for the same period in fiscal year 1998 and increased $2,711,928 from 8,696,367 during the six months of fiscal 1997 to $11,408,295 during the six months of fiscal 1998. These increases are attributable mainly to selling, general and administrative expenses resulting from the Oxycal acquisition. Additional expenses were incurred related to regulatory, pre-marketing and clinical activities associated with the Company's OraTest oral cancer detection system.

                  Depreciation and amortization expenses increased $671,657 from $245,969 in the second quarter of fiscal 1997 to $917,626 for the same period in fiscal year 1998 and increased $722,438 from $528,170 during the six months of fiscal 1997 to $1,250,608 during the six months of fiscal 1998. The increases are mainly due to the additional amortization of goodwill from the Oxycal and Peridex acquisitions which occurred during the second quarter of fiscal 1998 and the Cygnus acquisition which occurred during the third quarter of fiscal 1997.

                  Merger related expenses decreased $20,313 from $178,730 in the second quarter of the prior fiscal year to $158,417 in the second quarter of the 1998 fiscal year. For the six months ended January 31, 1998, merger related expenses decreased to $230,632 from $328,555 from the same period last year. Merger related expenses during the first six months of fiscal 1997 related to the acquisition of Bio-Dental, whereas the expenses incurred during the first six months of fiscal 1998 relate to the acquisitions of Oxycal and the Peridex(R) product line.

                  Impairment charges during the first six months of fiscal year 1997 of $587,659 related to an impairment loss recognized to reduce the carrying value of certain Bio-Dental long-lived assets including goodwill and software rights.

                  Litigation expenses of $227,500 for the quarter and $1,060,251 for the six months ended January 31, 1997, related to legal expenses arising out of the Company's efforts to prevent infringements on the Zilactin patents and an accrual of a liability based on the Company's attempted settlement of the litigation described in Note 7 to the financial statements (See "Part II - Other Information Item 1 - Legal Proceedings").

                  In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. For the quarter ended January 31, 1998, the Company returned to profitability and as a result recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

LIQUIDITY AND CAPITAL RESOURCES

                  At January 31, 1998, the Company had net working capital of $16,530,170 and its current ratio was 2.5 to 1, an increase from the $4,974,084 of net working capital and 1.9 to 1 current ratio at July 31, 1997.

                  Trade accounts receivable, net of allowance for uncollectible accounts at January 31, 1998 were $5,448,299 compared to net receivables at July 31, 1997 of $2,822,687. Trade accounts receivable as a percentage of quarterly net sales of $16,839,471 were 32.4% at January 31, 1998 as compared to 29.1% at July 31, 1997 which had quarterly net sales of $9,712,162.

                  At January 31, 1998, the Company had inventories of $9,597,885, an increase of $5,311,258 from inventories at July 31, 1997. The increase is mainly due to inventories acquired in the Oxycal and Peridex acquisitions. The Company will need to build up inventories of Peridex over the last six months of fiscal 1998 to prepare for a short-term stoppage in production due to a change in contract manufacturers of Peridex. The Company believes current inventories, other than Peridex, are at levels necessary to support market expansion and to maintain adequate liquidity.

                  Operating cash flows for the six months ended January 31, 1998 increased when compared to the six month period ended January 31, 1997, primarily as the result of the Company's net income in the current fiscal period versus a net loss in the prior comparative period, offset in part by the differences in the net changes in working capital items in each period.

                  Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to fund future OraTest manufacturing and marketing costs, Peridex contractual obligation payments and the buildup of Peridex inventories. The Company's Equity Line Agreement (the "Investment Agreement") with Deere Park Capital Management allows the Company to raise a total of $25 million through the sale of its common stock. As of January 31, 1998, the Company has raised $13 million under the Investment Agreement.

                  The Company has not completed its evaluation of the impact the Year 2000 computer problem may have on its business. However, the Company does not expect the costs to address the problem to be material and it does not expect the consequences of incomplete or untimely resolution of the problem to materially impact the operation of its business.

FORWARD LOOKING INFORMATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the "Risks and Uncertainties Section" in the Company's Form 10-K for the year ended July 31, 1997, which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.

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

         (a)      The Company held its Annual Meeting on December 11, 1997.

         (b) Joseph Hines, Clarence J. Baudhuin, Michael Lesser, Patrick M. Lonergan, Carl A. Schroeder, Curtis M. Rocca III, and Douglas
                  L. Ayer were elected directors of the Company at the Annual Meeting.

         (c) At the Annual Meeting, the Company's stockholders ratified Deloitte & Touche LLP as auditors for the Company for its 1998 fiscal year. The vote was as follows:

                             Votes for                  Votes withheld                Votes against
                             ---------                  --------------                -------------
                            29,963,122                     168,094                       72,011


                  At the Annual Meeting, the Company's stockholders ratified the adoption of the 1997 Stock Option Award Plan. The vote was as follows:

                             Votes for                  Votes withheld                Votes against
                             ---------                  --------------                -------------
                            28,626,937                     494,018                      1,227,940

Item 5 - Other information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

             Exhibit Number           Description

             27                       Financial Data Schedule


(b)      Reports on Form 8-K

                  On November 21, 1997, the Company filed a Current Report on Form 8-K to report that it had acquired the Peridex(R) product line. This Form 8-K was subsequently amended on December 9, 1997, January 14, 1998 and January 21, 1998.

                  On November 25, 1997, the Company filed a Current Report on Form 8-K to report that it had acquired Oxycal Laboratories, Inc. This Form 8-K was subsequently amended on January 14, 1998 and January 21, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 17, 1998                          By /s/Joseph Hines
     ----------------                            ---------------
                                              Joseph Hines
                                              President, Chairman of the Board
                                              (Principal Executive Officer)



                                              By /s/Bradley  C. Anderson
                                              Bradley C. Anderson
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial & Accounting
                                               Officer)