Form 10-Q
period 1998-04-30
ZILA INC
filed 1998-06-15
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended April 30, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the
___  Securities Exchange Act of 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X    No.__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at April 30, 1998 was 34,651,909 shares.


                                                                      Exhibit 17
                                                                  Total pages 17

                                TABLE OF CONTENTS

                                                                                       Page no.
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets as of April 30, 1998 and July
            31, 1997                                                                      3

            Condensed consolidated statements of operations for the quarters
            and nine months ended April 30, 1998 and 1997                                 4

            Condensed consolidated statements of cash flows for the nine months
            ended April 30, 1998 and 1997                                                 5-6

            Notes to unaudited condensed consolidated financial statements                7-11

   Item 2.  Management's discussion and analysis of financial condition and
            results of operations                                                        12-14

PART II.    OTHER INFORMATION

   Item 1.  Legal proceedings                                                            14-15

   Item 4.  Submission of matters to a vote of security holders                          15-16

   Item 5.  Other information                                                             16

   Item 6.  Exhibits and reports on Form 8-K                                              16

            SIGNATURES                                                                    17

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                    April 30,                        July 31,
                                                                                         1998                            1997
                                                                      ------------------------        ------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $           8,748,221         $             2,071,563
  Trade receivables - net                                                           7,180,270                       2,822,687
  Other receivables                                                                     5,480                         319,127
  Income tax receivable                                                               504,337                         494,757
  Inventories                                                                       9,660,563                       4,286,627
  Prepaid expenses and other assets                                                 1,403,685                         538,360
  Deferred income taxes                                                             1,087,928                         245,928
                                                                      ------------------------        ------------------------

         Total current assets                                                      28,590,484                      10,779,049
                                                                      ------------------------        ------------------------

PROPERTY AND EQUIPMENT - Net                                                        5,049,323                       1,865,385

PURCHASED TECHNOLOGY RIGHTS - Net                                                   6,582,964                       6,910,293

GOODWILL - Net                                                                     27,959,502                       2,693,139

OTHER INTANGIBLE ASSETS - Net                                                       2,176,673                       1,228,542

OTHER ASSETS                                                                          125,061                         127,624
                                                                      ------------------------        ------------------------

TOTAL                                                                   $          70,484,007           $          23,604,032
                                                                      ========================        ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $           4,461,912           $           3,262,904
  Accrued liabilities                                                               2,291,589                       2,106,572
  Deferred revenue                                                                    537,293                         395,594
  Short-term borrowing                                                                161,834
  Current portion of long-term debt                                                 3,856,469                          39,895
                                                                      ------------------------        ------------------------

         Total current liabilities                                                 11,309,097                       5,804,965

LONG-TERM DEBT - Net of current portion                                             1,351,703                         375,908
                                                                      ------------------------        ------------------------

          Total liabilities                                                        12,660,800                       6,180,873
                                                                      ------------------------        ------------------------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 29,000 shares; liquidation
  preference value: $1,220 per share                                               34,082,863
                                                                      ------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 34,651,909 shares
   (April 30, 1998) and 32,326,581 shares (July 31, 1997)                              34,652                          32,327
  Capital in excess of par value                                                   42,997,969                      30,360,446
  Deficit                                                                         (19,291,852)                    (12,969,189)
                                                                      ------------------------        ------------------------

                                                                                   23,740,769                      17,423,584
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                                 (425)                           (425)
                                                                      ------------------------        ------------------------

        Total shareholders' equity                                                 23,740,344                      17,423,159
                                                                      ------------------------        ------------------------

TOTAL                                                                   $          70,484,007           $          23,604,032
                                                                      ========================        ========================

           See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------------------------------------------

                                                        Quarters ended                     Nine months ended
                                             -----------------------------------    --------------------------------

                                                April 30,            April 30,          April 30,         April 30,
                                                     1998                 1997               1998              1997
                                             -------------     ----------------     --------------     -------------
 REVENUES                                     $17,723,721       $    9,927,993       $ 45,464,886       $28,937,730
                                             -------------     ----------------     --------------     -------------

 OPERATING COSTS AND EXPENSES:
   Cost of products sold                        7,924,393            6,070,037         22,544,786        17,847,550
   Selling, general and administrative          8,723,764            5,123,182         20,438,362        15,208,355
   Depreciation and amortization                  865,909              201,319          2,116,517           729,489
   Impairment charges                                                                                       587,659
                                             -------------     ----------------     --------------     -------------
                                               17,514,066           11,394,538         45,099,665        34,373,053
                                             -------------     ----------------     --------------     -------------

 INCOME (LOSS) FROM OPERATIONS                    209,655           (1,466,545)           365,221        (5,435,323)
                                             -------------     ----------------     --------------     -------------

 OTHER INCOME (EXPENSES):
   Interest income                                107,480               37,093            232,129           157,092
   Interest expense                               (97,059)             (22,112)          (204,217)          (65,499)
   Other income (expense)                             585                4,477            (20,263)          (17,016)
                                             -------------     ----------------     --------------     -------------

                                                   11,006               19,458              7,649            74,577
                                             -------------     ----------------     --------------     -------------

 INCOME (LOSS) BEFORE INCOME
   TAX BENEFIT                                    220,661           (1,447,087)           372,870        (5,360,746)

 INCOME TAX BENEFIT                                                                       700,000           186,518
                                             -------------     ----------------     --------------     -------------

 NET INCOME (LOSS)                                220,661         $(1,447,087)         1,072,870       $ (5,174,228)
                                                               ================                        =============





 PREFERRED STOCK DIVIDEND REQUIREMENT:
   SERIES A EMBEDDED DIVIDEND (NOTE 2)          2,888,091                               6,042,783
                                             -------------                          --------------

 NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                               $(2,667,430)                          $ (4,969,913)
                                             =============                          ==============

 BASIC AND DILUTED LOSS PER SHARE             $     (0.08)      $        (0.05)     $      (0.15)      $     (0.17)
                                             =============     ================     ==============     =============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          34,532,219           31,487,890         33,757,563        31,279,114
                                             =============     ================     ==============     =============


           See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                               1998                   1997
                                                                           ------------           ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $  1,072,870           $ (5,174,228)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
        Depreciation and amortization                                         2,116,517                729,489
        ESOP contributions in stock                                                                     23,177
        Services paid in stock                                                                          19,494
        Impairment of assets                                                                           587,659
        Discount on contractual obligation                                      170,173
        Deferred income taxes                                                  (700,000)               961,413
        Change in assets and liabilities:
            Receivables, net                                                  1,488,896                222,607
            Inventories                                                      (1,121,111)               764,840
            Prepaid expenses and other assets                                  (719,905)                 5,667
            Accounts payable and accrued expenses                               170,296                196,823
            Income taxes payable                                                                    (1,976,369)
            Deferred revenue                                                    141,699                195,699
                                                                           ------------           ------------
              Net cash provided by (used in) operating activities             2,619,435             (3,443,729)
                                                                           ------------           ------------
INVESTING ACTIVITIES:
     Purchases of short-term investments                                                              (222,615)
     Proceeds from sale of short-term investments                                                      958,917
     Purchases of property and equipment                                     (1,234,388)              (314,083)
     Acquisitions, net of cash acquired                                     (33,595,322)
     Purchases of intangible assets                                            (354,275)               (49,352)
                                                                           ------------           ------------
        Net cash (used in) provided by investing activities                 (35,183,985)               372,867
                                                                           ------------           ------------
FINANCING ACTIVITIES:
     Principal payments on short-term borrowings                                (84,790)              (418,438)
     Net proceeds from short-term borrowings                                    246,624                345,784
     Net proceeds from long-term debt                                            93,753
     Net proceeds from issuance of common stock                              10,379,928                882,508
     Net proceeds from issuance of preferred stock                           28,647,250
     Principal payments on long-term debt                                       (41,557)               (20,837)
                                                                           ------------           ------------
        Net cash provided by financing activities                            39,241,208                789,017
                                                                           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          6,676,658             (2,281,845)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             $  2,071,563           $  3,491,904
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  8,748,221           $  1,210,059
                                                                           ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                                $     34,682           $     65,524
                                                                           ============           ============

     Cash paid for income taxes                                            $                      $  1,167,369
                                                                           ============           ============

                                  (continued)

ZILA, INC. AND SUBSIDIARIES

NINE MONTHS ENDED APRIL 30, 1998 AND 1997

                                                                                      1998                    1997
                                                                                 -------------            ------------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES FOR 1998 AND 1997:

     Contractual obligation recorded in connection with the acquisition of
        Peridex                                                                  $   5,570,000

     Embedded dividend recorded in connection with issuance of
        Series A Convertible Redeemable Preferred Stock                              6,042,783

     Income tax benefit attributable to exercise of common stock options               300,000

     Non-cash aspects of Cygnus acquisition:
        Stock issued                                                                                       $ 1,725,000
        Fair value of assets acquired other than cash and cash
            equivalents                                                                                        344,343
        Liabilities assumed                                                                                    702,942

     Non-cash aspects of sale of common stock:
        Cash in escrow                                                                                       2,880,000

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

         The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. During the third quarter, 1,000 shares of the Preferred Stock were converted into common stock. Per guidance from the Securities and Exchange Commission, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying condensed consolidated statement of operations to arrive at the amount of net income available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying condensed consolidated balance sheet and is being accreted to its redemption value.

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

         The following pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The pro forma summary data for the nine months ended April 30, 1997 combines historical financial information of the Company for the nine months ended April 30, 1997 and Peridex and Oxycal for the nine months ended March 31, 1997. The pro forma summary data for the nine months ended April 30, 1998 combines actual financial results of the Company for the nine months ended April 30, 1998, which includes Peridex and Oxycal results for the six months ended April 30, 1998, and Peridex and Oxycal for the three months ended September 30, 1997. The embedded dividend for the nine months ended April 30, 1998 and 1997 represents 270 days of accretion and is based on the assumption that the Preferred Stock had been issued at the beginning of each period.

         PRO FORMA - NINE MONTHS ENDED APRIL 30, 1998 AND 1997:

                                                  1998                1997
                                                  ----                ----
         Revenues                          $49,221,183         $50,541,139

         Net income                         $5,461,442          $4,867,525

         Series A Preferred Stock
           embedded dividend                $7,314,600          $7,314,600

         Net loss available to
           Common Shareholders             $(1,853,158)        $(2,447,075)

         Basic loss per share                   $(0.05)             $(0.08)

3. In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has implemented this Statement and, as required, has restated earnings per share ("EPS") for all periods presented. This new standard requires dual presentation of "basic" and "diluted" EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator of basic and diluted EPS calculations. Basic earnings per common share is computed on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share is computed on the weighted average number of shares of common stock outstanding plus additional shares that would have been outstanding if all dilutive potential common shares had been issued. The Company's loss per common share is computed by taking the net income for the quarter and nine months ended April 30, 1998 and deducting the Series A Preferred Stock embedded dividend and dividing the sum of these amounts by the weighted average number of shares outstanding during each period.

         Options and warrants to purchase shares of common stock at various prices were outstanding during the quarter and nine months ended April 30, 1998 and 1997 but were not included in the computation of diluted earnings per share because their effect would be antidilutive. In addition, the incremental shares from assumed conversion of Series A Convertible Preferred Stock to shares of common stock were not included in the computation of diluted earnings per share for the quarter and nine months ended April 30, 1998 because their effect would also be antidilutive.



4.       Inventories consist of the following:

                                            April 30,             July 31,
                                            1998                  1997
                                            ----------            ----------
         Finished goods                     $7,717,910            $4,381,339
         Raw materials                       2,333,711               451,563
         Inventory reserves                   (391,058)             (546,275)
                                            ----------            ----------

                                            $9,660,563            $4,286,627
                                            ==========            ==========

5. The Company has a New Drug Application pending with the Food and Drug Administration ("FDA") for OraTest. The initiation of the marketing of ORATEST in the United States is dependent upon the approval of the New Drug Application by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for ORATEST, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. The Company believes that the FDA will approve the New Drug Application and the production and marketing of ORATEST.

6. In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

         Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. In September 1996, Bio-Dental accrued a liability of $450,000 because it decided to attempt a settlement of this litigation. Bio-Dental's attempt was not successful. In January 1997, a judgement by the court in favor of Bio-Dental and against the plaintiffs was filed. In February 1997, the plaintiffs started the process to appeal the judgement. Subsequently, the appellate court upheld the lower court's summary judgement in favor of Bio-Dental. Accordingly, Bio-Dental reversed $350,000 representing the remaining amount of the accrued liability.

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


7. Under the Company's Equity Line Agreement with Deere Park Capital Management (the "Investor"), the Company is allowed to sell up to $25 million of its common stock. The Company was committed to sell $10 million of its common stock to the Investor over the commitment period and fulfilled this commitment in January 1998. The commitment period expires September, 1998.

8. Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. For the quarter ended January 31, 1998, the Company returned to profitability and as a result recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

9. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

                  For the quarter ended April 30, 1998, the Company had net income of $220,661 compared to a net loss of $1,447,087 for the quarter ended April 30, 1997. For the nine month period ended April 30, 1998, the Company had net income of $1,072,870 compared to a net loss of $5,174,228 for the nine month period ended April 30, 1997.

                  Additionally, as a result of the embedded dividend on the Series A Preferred Stock issued in November 1997, net income available to common shareholders has been reduced by the accretion of such dividend in the amount of $2,888,091 for the quarter and $6,042,783 for the nine months ended April 30, 1998. Therefore, for the quarter and nine months ended April 30, 1998, when taking into account the non-cash embedded dividend, the Company had a net loss available to common shareholders of $2,667,430 and $4,969,913, respectively.

                  Revenues during the third quarter of the current fiscal year totaled $17,723,721 compared to revenues of $9,927,993 during the third quarter of the prior fiscal year, a 78.5% increase. For the first nine months of this fiscal year, revenues were $45,464,886 compared to $28,937,730 for the same period of the prior fiscal year, a 57.1% increase. The growth in revenues was primarily attributable to the Company's acquisitions of Oxycal and Peridex. Additional growth in revenues during the quarter and nine months ended April 30, 1998 was attributable to the Company's Zilactin family of products, software and dental supply sales.

                  Cost of products sold as a percentage of revenues decreased to 44.7% in the quarter ended April 30, 1998 from 61.1% in the quarter ended April 30, 1997 and to 49.6% from 61.7% for the nine month periods in 1998 and 1997, respectively. These decreases are primarily due to lower costs resulting from the acquisitions of Oxycal and the Peridex(R) product line.

                  Selling, general and administrative expenses increased $3,600,582 from $5,123,182 in the third quarter of fiscal year 1997 to $8,723,764 for the same period in fiscal year 1998 and increased $5,230,007 from 15,208,355 during the nine months of fiscal 1997 to $20,438,362 during the nine months of fiscal 1998. These increases are attributable mainly to selling, general and administrative expenses resulting from the Oxycal and Peridex acquisitions. Additional expenses were incurred related to regulatory, pre-marketing and clinical activities associated with the Company's OraTest oral cancer detection system.

                  Depreciation and amortization expenses increased $664,590 from $201,319 in the third quarter of fiscal 1997 to $865,909 for the same period in fiscal year 1998 and increased $1,387,028 from $729,489 during the nine months of fiscal 1997 to $2,116,517 during the nine months of fiscal 1998. The increases are mainly due to the additional amortization of goodwill from the Oxycal and Peridex acquisitions which occurred during the second quarter of fiscal 1998.

                  Impairment charges during the first nine months of fiscal year 1997 of $587,659 related to an impairment loss recognized to reduce the carrying value of certain Bio-Dental long-lived assets including goodwill and software rights.

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

LIQUIDITY AND CAPITAL RESOURCES

                  At April 30, 1998, the Company had net working capital of $17,281,387 and its current ratio was 2.5 to 1, an increase from the $4,974,084 of net working capital and 1.9 to 1 current ratio at July 31, 1997.

                  Trade accounts receivable, net of allowance for uncollectible accounts at April 30, 1998 were $7,180,270 compared to net receivables at July 31, 1997 of $2,822,687. Trade accounts receivable as a percentage of quarterly net sales of $17,723,721 were 40.5% at April 30, 1998 as compared to 29.1% at July 31, 1997 which had quarterly net sales of $9,712,162. The increase is due mainly to extended terms granted in connection with the launch of new product lines in the camera and digital x-ray business and receivables related to Oxycal and Peridex.

                  At April 30, 1998, the Company had inventories of $9,660,563, an increase of $5,373,936 from inventories at July 31, 1997. The increase is mainly due to inventories acquired in the Oxycal and Peridex acquisitions. The Company will need to build up inventories of Peridex over the last quarter of fiscal 1998 to prepare for a short-term stoppage in production due to a change in contract manufacturers of Peridex. The Company believes current inventories, other than Peridex, are at levels necessary to support market expansion and to maintain adequate liquidity.

                  Operating cash flows for the nine months ended April 30, 1998 increased when compared to the nine month period ended April 30, 1997, primarily as the result of the Company's net income in the current fiscal period versus a net loss in the prior comparative period, offset in part by the differences in the net changes in working capital items in each period.

         Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations for the next twelve months. The Company may require additional financing to fund future OraTest manufacturing and marketing costs, Peridex contractual obligation payments and the buildup of Peridex inventories. The Company's Equity Line Agreement (the "Investment Agreement") with Deere Park Capital Management allows the Company to raise a total of $25 million through the sale of its common stock. The Company was committed to sell $10 million of its common stock to the Investor over the commitment period and fulfilled this commitment in January 1998. The commitment period expires September, 1998 and the Company does not anticipate utilizing the Equity Line during the remaining commitment period.

         The Company obtained a $2,000,000 bank line of credit in April 1998, which is secured by trade accounts receivable, inventories and rights to payment. This line of credit expires December 31, 1998. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.5% at April 30, 1998) plus .50%. At April 30, 1998, the Company had no borrowings against this line.

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

Item 1. - Legal Proceedings

         Wildwood. In July 1995, Bio-Dental was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs.

         Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental will continue to vigorously defend against the claims set forth in the lawsuit. In September 1996, Bio-Dental accrued a liability of $450,000 because it decided to attempt a settlement of this litigation. Bio-Dental's attempt was not successful. In January 1997, a judgement by the court in favor of Bio-Dental and against the plaintiffs was filed. In February 1997, the plaintiffs started the process to appeal the judgement. Subsequently, the appellate court upheld the lower court's summary judgment in favor of Bio-Dental. Accordingly, Bio-Dental reversed $350,000 representing the remaining amount of accrued liability.

         Schick. In April 1998, Cygnus received a letter from Schick Technologies, Inc. ("Schick") demanding that Cygnus "cease and desist" from disseminating allegedly false and misleading advertising regarding Cygnus' digital x-ray system. After settlement negotiations stalled, Cygnus filed a complaint in the United Stated District Court for the District of Arizona seeking a declaratory judgment that the statements in Cygnus' advertising were true and not misleading. In response, Schick filed a complaint in the United States District Court for the Southern District of New York alleging that Cygnus' advertising is false and misleading. Both parties seek monetary damages, attorney fees and injunctions against the opposite party making misstatements about the other. This litigation is still in its preliminary stages and it is currently not possible to determine the impact, if any, on the Company.

         The Company occasionally encounters minor litigation as a means to resolve disputes, which arise in the ordinary course of business. None of these minor lawsuits are believed to be material to the Company's ongoing operations or operating results.


Item 4 - Submission of matters to a vote of security holders.

          (a) The Company held a Special Meeting of Stockholders on April 14, 1998.

          (b) At the Special Meeting of Stockholders, the Company's stockholders ratified the increase in the number of authorized shares of the Company from fifty million shares to sixty-five million shares. The vote was as follows:

                   Votes for            Votes withheld           Votes against
                  28,269,278               313,366                 1,622,916

          (c) At the Special Meeting of Stockholders, the Company's stockholders ratified the issuance of 30,000 shares of the Company's Series A Redeemable Convertible Preferred Stock, $.001 par value. The vote was as follows:

                   Votes for            Votes withheld           Votes against
                  14,676,412               416,140                 1,588,254


Item 5 - Other information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

             Exhibit Number           Description

             27                       Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 15, 1998                          By /s/ Joseph Hines
                                             ---------------------------------
                                             Joseph Hines
                                             President, Chairman of the Board
                                             (Principal Executive Officer)



                                             By /s/ Bradley  C. Anderson
                                             ---------------------------------
                                             Bradley C. Anderson
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial & Accounting
                                               Officer)