Form 10-K
period 1998-07-31
ZILA INC
filed 1998-10-29
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-17521
                                   ZILA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            DELAWARE                                                         86-0619668
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

             5227 NORTH 7TH STREET, PHOENIX, ARIZONA                                         85014-2800
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 30, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $151,187,200.

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

         At September 30, 1998, the number of shares of common stock outstanding was 35,088,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's 1998 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I   .........................................................................................................1

         Item 1.  BUSINESS........................................................................................1
         Item 2.  PROPERTIES.....................................................................................16
         Item 3.  LEGAL PROCEEDINGS..............................................................................16
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................17

PART II  ........................................................................................................18
         Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS........................................................................................18
         Item 6.  SELECTED FINANCIAL DATA........................................................................18
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..........................................................................19
         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................22
         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES......................................................................22

PART III ........................................................................................................23
         Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............................................23
         Item 11.  EXECUTIVE COMPENSATION........................................................................23
         Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................23
         Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................23

PART IV  ........................................................................................................24
         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8................................24

SIGNATURES.......................................................................................................26

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Zila, Inc., a Delaware corporation, is an international manufacturer and marketer of pharmaceutical, biomedical, dental, and nutritional products. The Company's business is organized into three major product groups:
Pharmaceutical Products, Professional Products and Nutraceutical Products. Unless the context otherwise indicates, the terms "Zila" and "Company" as used herein refer to Zila, Inc. and each of its subsidiaries.

         The Pharmaceutical Products Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse and OraTest(R), an oral cancer diagnostic system. Included in the Pharmaceutical Products Group is Zila Pharmaceuticals, Inc., a Nevada corporation, a wholly owned subsidiary of the Company.

         The Professional Products Group operates through the Company's wholly owned subsidiaries Biodental Technologies Corporation, a California corporation, and Cygnus Imaging, Inc., an Arizona corporation. Biodental Technologies Corporation has two subsidiaries, Ryker Dental of Kentucky, Inc. a Kentucky corporation, which does business under the name Zila Dental Supply and is a national distributor of professional dental supplies, and Integrated Dental Technologies, Inc., a California corporation which distributes PracticeWorks(TM), the Company's dental practice management software. Cygnus Imaging, Inc. ("Cygnus") is a manufacturer and marketer of digital x-ray systems and intraoral cameras.

         The Nutraceutical Products Group includes Oxycal Laboratories, Incorporated, an Arizona corporation, ("Oxycal") and its two subsidiaries Inter-Cal Corporation, Inc, an Arizona corporation, and Oxycal Export, Inc. a U.S. Virgin Islands corporation. Oxycal and its subsidiaries manufacture and distribute a patented and enhanced form of vitamin C under the trademark Ester-C(R).

         The Company's principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and its telephone number is (602) 266-6700.


                                                        PRODUCTS
PHARMACEUTICAL PRODUCTS GROUP

- Zilactin(R)              The  Zilactin(R) line  includes five over-the-counter
                           ("OTC"),   non-prescription  products: Zilactin(R),
                           Zilactin(R)-B,  Zilactin(R)-L, Zilactin(R)-Lip  and
                           Zilactin(R) Baby. The Zilactin(R) products are used topically for the purposes described below:

                           - ZILACTIN(R) -- a protective film for canker sores, cold sores and fever blisters.

                           - ZILACTIN(R)-B -- Zilactin(R)-B is a medicated gel containing benzocaine with the film-forming properties of Zilactin(R). Zilactin(R)-B has been formulated for a
                                    segment  of  the  market  which   prefers  a
                                    film-forming   application  with  a  topical
                                    anesthetic. Zilactin(R)-B quickly controls the pain associated with mouth sores while shielding them from the environment of the mouth.

                           -        ZILACTIN(R)-L   --  a  liquid  for  treating
                                    developing fever blisters and cold sores.

                           - ZILACTIN(R)-Lip -- Zilactin(R)-Lip is positioned to be a premium-priced, effective alternative to existing lip balms. Zilactin(R)-Lip prevents sun blisters and treats cold sores and dry, chapped lips. Most other competing products only perform one or two of such applications.

                           - ZILACTIN(R)-Baby -- Zilactin(R)-Baby is a new medication for teething pain which the Company began distributing in June 1997. Zilactin(R)-Baby contains a higher level of benzocaine than competing products, and has a cool grape flavor. Unlike other teething gels, it does not contain saccharin or coloring dyes.

                       The Zilactin(R) treatment composition is covered by several patents owned by the Company. These patents cover the composition and the film-forming properties of the product formula. See "Business -- Patents and Trademarks." Zilactin(R), Zilactin(R)-B, and Zilactin(R)-L formulas incorporate these proprietary treatment compositions.

                       Zilactin(R) and Zilactin(R)-B are packaged as gels in .25 ounce plastic tubes. Zilactin(R)-L, is a liquid packaged in a 10 cc plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels contain an active ingredient which forms a thin, transparent, pliable film that holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to six hours inside the mouth, a feature which makes the formulation suitable for a variety of dental applications.

                       In addition to its over-the-counter applications, Zilactin(R) is being used by dentists to treat patients with canker sores and other oral mucosal ulcers or lesions, and has been evaluated in dental schools at selected major universities. Zilactin(R) was originally developed as a treatment for herpes virus lesions. The most common form is Herpes Simplex Type I, which is the cause of fever blisters and cold sores. Herpes Simplex Type II is the cause of genital herpes. Other types of herpes infections include chicken pox, shingles (herpes zoster), mononucleosis and the Epstein-Barr Virus. Depending principally on the availability of resources, the Company may explore the development of new products, including the addition of other medications into the Zilactin(R) vehicle, and/or the approval of existing products as recognized treatments for Type II herpes and such other viruses. However, the Company currently does not market Zilactin(R) as a treatment for genital herpes or shingles.

                       The Company believes that superior efficacy and targeted marketing efforts are the reason that three independent pharmacist research studies reported that Zilactin(R) is the number one OTC product pharmacists recommend for treating canker sores and cold sores.

- Peridex(R)           Peridex(R) is a prescription antibacterial oral rinse
                       used between dental visits as part of a  professional
                       program for the treatment of gingivitis. The active
                       ingredient in Peridex(R) is 0.12% chloride glucomate.
                       Peridex(R) was the first rinse to receive the  American
                       Dental  Association seal   for   reduction   of   plaque
                       and    gingivitis. Peridex(R) effectively    controls
                       the   oral   bacteria associated with periodontal
                       disease,  particularly in the first and only completely
                       reversible stage,  gingivitis. Controlling   gum  disease
                       at  its  earliest   stage  is important  because,  if
                       left  untreated,  gingivitis  can progress to
                       periodontitis,  resulting in  destruction of the
                       periodontal   structure  and  supporting  bone.  The
                       Company acquired the Peridex(R) product line from Procter & Gamble on November 5, 1997 for $12.0 million plus the value of acquired inventory.

- OraTest(R)           The OraTest(R) product,  a  diagnostic  adjunct  for oral
                       cancer  and site  delineation  for  biopsy  and  surgical
                       excision,  has  been  approved  for  distribution  in the
                       United Kingdom, Canada,  Australia, New Zealand, Hungary,
                       Taiwan, Belgium,  Holland,  Luxembourg,  Finland, Greece,
                       Portugal,   Bermuda  and  the  Bahamas.  The  Company  is
                       currently seeking  government  approval from the Food and
                       Drug   Administration   (the  "FDA")  to  distribute  the
                       OraTest(R) product   in   the    United    States.    The
                       OraTest(R) product continues to be marketed under the name OraScreen(R) in the U.K. by the Company's licensee, Stafford-Miller (a division of Block Drug
                       Company, Inc.) and under the name OraScan in Canada by the Germiphene Corporation. The Company will market the product under the OraTest(R) name in the U.S. and other countries.

                       According to the American Cancer Society, 41,400 new oral, nasopharyngeal and laryngeal cancers will be diagnosed and 12,300 oral cancer related deaths will occur in the U.S. this year. Worldwide, nearly 900,000 new cases of oral cancer occurred in 1996, and incidence and mortality rates are rising. In most people, by the time it is diagnosed, oral cancer has usually metastasized, resulting in a poor prognosis. Those who do survive frequently undergo significantly disfiguring surgery. Data published in 1994 by a major dental publication quotes a Harvard University economist as stating that the annual cost of treating oral cancer in the United States is $3.7 billion. The economist further states that OraTest(R) has the potential of reducing this cost by approximately 60% because of the product's ability to identify oral cancer lesions far earlier than they are being found today. The earlier these lesions are identified, the greater the chances of reducing morbidity and mortality.

PROFESSIONAL PRODUCTS GROUP

- Dental Supplies      Zila Dental Supply is a national distributor of
                       professional dental supplies, carrying brand names such as Eastman Kodak, Dentsply, Sybron/Kerr and 3M. Most of
                       Zila Dental Supply's sales are through telemarketing, outside sales force and direct mail.

                       Zila Dental Supply distributes consumable supplies and very small equipment as well as a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs in certain geographical markets and represents the products of over 400 dental manufacturers. The Company believes that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, Zila Dental Supply carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, latex gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, operative, hygiene and surgical instruments, and a variety of other widely used items.

                       Dentists have traditionally purchased their supplies from local full-service supply companies, or from mail-order firms. Historically, Zila Dental Supply has operated primarily as a direct mail distributor with full-service operations in certain geographical markets. The mail order operation uses the efficiencies of direct mail and telemarketing to provide service, convenience and competitive prices. The full service operation combines competitive prices with an even higher level of service to the dental customer, usually resulting in a higher level of sales per customer. Zila Dental Supply will continue to provide the benefits of a mail order company while, at the same time, seeking to expand its full-service operations to other geographical markets.

- Intraoral            Cygnus manufacturers and markets intraoral cameras and
  Cameras and          digital x-ray systems in domestic and international
  X-Ray Systems        markets.  Cygnus' intraoral camera products include the
                       OralVision 1000(TM) (for U.S. and Canadian markets),
                       Stylus 1000(TM) (featuring PAL video format for export), and the Stylus 1500(TM). The Stylus 1500(TM) features mirror image, x-ray gray scale, quad freeze frame and image stabilization for tremble-free images. Rounding out the Cygnus camera line are the Stylus 2000(TM), a fully self-contained system, and the Gemini(TM) video management device, which turns any camera into a hands-free, multi-functional diagnostic system.

                       During fiscal year 1998, Cygnus entered into an agreement with Panasonic Medical and Industrial Video Company, ("Panasonic") the U.S. division of Japan's Matsushita Industrial Equipment Co., Ltd., which gives Cygnus exclusive U.S. rights for Panasonic x-ray sensors for filmless digital dental x-ray technology. CygnusRay2(TM), the first product to result from the new Panasonic relationship, was introduced in February 1998. The system reduces exposure to x-ray energy by up to 95% and eliminates the costly, time-consuming process of developing x-ray film. The CygnusRay2(TM) system gives dentists the ability to diagnose patients on the spot and educate them with the help of on-screen enhancement controls. The system's Panasonic sensors are available in pediatric, standard and bite-wing sizes.

- PracticeWorks        Integrated Dental Technologies, Inc., located in Rancho
                       Cordova, California, develops and markets
                       PracticeWorks(TM), proprietary, state-of-the-art dental office software. Written to be compatible with the popular Windows and Windows 95 formats, PracticeWorks(TM) helps in improving the operating efficiency of dental practices in areas such as patient scheduling, treatment planning, insurance processing, accounts receivable management, patient charting, and marketing communications. PracticeWorks(TM) is a true 32 bit
                       Windows(R)-based software, and is Year 2000 ready.

NUTRACEUTICAL PRODUCTS GROUP

- Ester-C(R)           Oxycal, located in Prescott, Arizona, manufactures a
                       patented and enhanced form of Vitamin C under the trademark Ester-C(R). Its products are distributed by Inter-Cal Corporation, an Oxycal subsidiary. Products manufactured with Ester-C(R) are sold throughout the U.S.
                       and in 41 countries worldwide. Inter-Cal requires its customers to display the federally-registered Ester-
                       C(R) logo on their packaging. Exciting opportunities for Ester-C(R) exist among topical applications (such as skin creams), chewable vitamins, nutrition bars, sport drinks and food fortification. Oxycal holds two patents on the use of Vitamin C metabolites and their impact on pharmaceutical products as well as nutritional supplements. During fiscal year 1998, Inter-Cal completed development of a new liquid formulation for skin care products - Ester-C(R) Topical. This product provides a stable form vitamin C that penetrates to the collagen-producing layers of the skin without chemicals.
                       Ordinary vitamin C is quite unstable in most health and beauty care products and thus cannot provide the benefit of vitamin C to the skin. Ester-C(R)Topical is non-acidic and free of chemical esters.



                                    MARKETING

PHARMACEUTICAL PRODUCTS GROUP

- Strategy for         The Company's Pharmaceutical Products Group employs
  OTC Products         three strategies to market its OTC products:

                       - Education - educate several key groups of health
                         professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. During fiscal year 1998, the Company participated in thirty-seven meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals.

                       - Participation - participate in retailer-driven
                         activities designed to make the OTC products available at more outlets and to offer value to consumers at the retail store level.

                       - Awareness - build consumer awareness of the OTC
                         products through focused efforts like targeted advertising and direct mail sampling.

- Peridex(R)           Peridex(R) is marketed to healthcare professionals and
                       pharmacists with extensive support from ICS, Ltd., a national contract detailing organization. Additionally, detailers call upon the nation's 54 dental and 200 hygiene schools, as well as managed care organizations, pharmacists and wholesalers, to reinforce support for Peridex(R) and Zila's other brands.

- OraTest(R)           After two years of market preparation, Zila's UK
                       licensee, Stafford-Miller Ltd. (a division of Block Drug
                       Company), formally introduced OraTest(R) under the name
                       OraScreen(R)to general practitioners in the UK in April
                       1998. The marketing effort for OraScreen(R) in the UK has been a multilevel strategy designed to educate dentists, specialists and staff on the accuracy of the OraScreen(R) product and the strong benefits of the early detection of oral cancer. Health professionals have become aware of OraScreen(R) through journal advertising and some timely (independently authored) articles on the impact of oral cancer and the benefits of early intervention. The OraTest(R) product continues to be marketed under the OraScan(R) name by the Germiphene
                       Corporation in Canada.

                       The Company has made extensive preparations for the U.S. introduction of the OraTest(R) product. One of the nation's leading dental advertising and marketing firms has already prepared professional advertising and training materials, and consumer education tools. A national detailing force is already in place, and Zila Dental Supply is well equipped to handle national OraTest(R) distribution through direct mail promotion, sophisticated telemarketing, outside sales force, and Internet selling.

PROFESSIONAL PRODUCTS GROUP

                       Both Cygnus and PracticeWorks expend considerable effort educating their distributors about the quality, reliability and features of its products. They both advertise their products through industry publications and direct mail and exhibit their products at industry trade shows. In addition, Cygnus and PracticeWorks seek to stimulate interest in their products by providing information and marketing materials to influential and prominent experts and consultants in the dental industry. Zila Dental Supply markets its products directly to the end user primarily by direct mail, outside sales force, trade shows and telemarketing.

NUTRACEUTICAL PRODUCTS GROUP

                       Oxycal's manufacturing and marketing division, Inter-Cal Corporation, supports education and sales of its value-added vitamin C products with a multi-million dollar advertising program. Inter-Cal promotes the patented Ester-C(R) ingredient on behalf of more than one hundred manufacturers and marketers of finished Ester-C(R) products. National radio advertising with targeted print advertising is utilized in both the United States and Canada. The advertising is assisting the transition as an industry leading product in natural food outlets to more broad-based availability in mass market and chain stores.

                       Education and promotion to the trade is primarily accomplished through the five national trade shows in the U.S. and Canada. Print advertising in trade journals is also used.

                       International sales activity in the forty other territories is managed by the local distributors and encouraged by advertising assistance and rebate programs. Some corporate sponsored public relations and advertising is done in the U.K.



                            MANUFACTURING AND SUPPLY

PHARMACEUTICAL PRODUCTS GROUP

                       The Company employs a network of outside manufacturers to produce and package all of its products within the Pharmaceutical Products Group. The following is a breakdown by product line.

- Zilactin(R)          Arizona Natural Resources of Phoenix, Arizona
                       manufactures the Zilactin(R) line of products, and Clinipad Corporation ("Clinipad") of Charlotte, North
                       Carolina manufactures all Zilactin(R) sample packets. The
                       Company places orders with each supplier based on its anticipated needs for the products. Packaging components are supplied to each manufacturer by the Company.
                       Secondary suppliers are maintained as alternate supply sources, and are an integral part of the Company's strategy to maintain its product pipeline.

- Peridex(R)           Peridex(R) was manufactured by Procter & Gamble through
                       June 1998. Accupac of Mainland, Pennsylvania is currently seeking FDA clearance to manufacture Peridex(R). Once accepted, Accupac will become the primary manufacturer of Peridex(R). The Company believes it has sufficient inventory of Peridex(R) to fulfill all orders until Accupac receives FDA clearance.

- OraTest(R)           Fleet Laboratories Ltd. of Watford, Herts, United
                       Kingdom, ("Fleet") produces and packages the OraTest(R) product under the name OraScreen(R) for distribution in the UK by the Company's licensee, Stafford-Miller Ltd. (a division of Block Drug Company,
                       Inc.). Fleet also manufactures the OraTest(R) product for sale to other countries including Taiwan. Germiphene
                       Corporation of Brantford, Ontario, Canada, continues to produce and package the OraScan(R) product at its facility. The Company has also identified a US-based company with the capacity to manufacture the OraTest(R) kits.

                       In order to ensure an available and stable supply of Tolonium Chloride, the world's only pharmaceutical grade toluidine blue, the active ingredient in the OraTest(R) product, the Company established its own manufacturing facility. The FDA has visited the facility and will return prior to final approval of the OraTest(R) product. Several test batches of toluidine blue have already been manufactured at the Company's facility and all have met the specifications given by the FDA with regard to the finished active ingredient. In preparation for the U.S. marketing of the OraTest(R) product and increasing global sales, the Company is expanding its Phoenix manufacturing facility with the addition of a second production line.

PROFESSIONAL PRODUCTS GROUP

                       Products distributed by Zila Dental Supply are manufactured by over 400 dental manufacturers. The Company's intraoral cameras are manufactured by Cygnus at its Scottsdale, Arizona facility and the CygnusRay2(TM) is manufactured by Panasonic.

NUTRACEUTICAL PRODUCTS GROUP

                       All products within the Nutraceutical Products Group are manufactured at Oxycal's Prescott, Arizona location.



                                   COMPETITION

PHARMACEUTICAL PRODUCTS GROUP

                       All industries in which the Company sells its products are highly competitive. A number of companies, almost all of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products that may compete with the Company's products. The pharmaceutical industry is characterized by extensive and ongoing research efforts which may result in development by other companies of products comparable or superior to any that are now on the market, including those sold by the Company.

- Zilactin(R)          Numerous products exist for treatment of herpes simplex
                       virus I ("HSV I") symptoms (i.e., cold sores, fever blisters), including the following products: Orajel and Tanac by Commerce Drug Company, Herpicin-L by Campbell
                       Laboratories, Inc., Proxigel by Reed and Carnrick, and
                       Carmex by Carma Lab, Inc. Although there can be no assurance in this regard, management of the Company believes that there is a substantial potential demand for products that are effective in the treatment of these conditions. The Company does not believe that any of these treatments have achieved a dominant market share.
                       Based upon clinical studies and comments received by the Company from physicians and dentists, management believes that its products will be able to meet much of that demand and that Zilactin(R), Zilactin(R)-B and Zilactin(R)-L will provide more effective symptomatic relief of HSV I infections than the treatments of the Company's competitors.

- Peridex(R)           Peridex(R)competitors include generic versions and name
                       brands such as Periogard, made by Colgate Oral
                       Pharmaceuticals. Many of the competitors possess greater financial resources than the Company. However, the Company believes that Peridex's(R)reputation as the "gold standard" of prescription antibacterial oral rinse and the detailing sales force will allow the Company to compete effectively in the marketplace.

- OraTest(R)           OraTest(R), which the Company believes to be the world's
                       first commercial oral cancer detection system, was introduced in Canada in May 1993, in Australia in 1993 and in the UK in April 1998. In April 1998, regulatory approvals were obtained in Portugal, Belgium, Luxembourg, Holland, Finland and Greece. The OraTest(R) product will be distributed by the Company in those countries not covered in the license agreement with Stafford-Miller.

                       Zila(R) Tolonium Chloride is the active ingredient in the Company's oral cancer detection system, OraTest(R). Zila(R) Tolonium Chloride is the world's only pharmaceutical grade toluidine blue, produced in compliance with stringent FDA Good Manufacturing Practices ("GMP") regulations. Zila(R) Tolonium Chloride and its technology are protected by issued and pending patents. See also "Business -- Patents and Trademarks."

PROFESSIONAL PRODUCTS GROUP

- Dental Supply        Zila Dental Supply competes with approximately 200 dental
                       supply dealers and mail order supply houses in the United
                       States, some of which have significantly greater financial resources than the Company. Zila Dental
                       Supply's sales make up less than 2% of the total domestic market for dental supplies. Zila Dental Supply's position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information. However, the Company believes that approximately 50 percent of the market is dominated by two public companies: Patterson Dental
                       Company and Henry Schein, Inc., both of which are very active in the acquisition market in an effort to gain market share.

- PracticeWorks        There are many companies marketing dental practice
                       management software with the major competitors to PracticeWorks being Dentrix, sold by Henry Schein, Inc.,
                       EagleSoft, owned by Patterson Dental Company and
                       SoftDent, purchased by Dentsply New Image. All of these companies possess greater financial resources than the Company. However, the Company believes that PracticeWorks' unique product features, expanded selling organization and increasingly experienced support staff make it well positioned to compete with these larger competitors.

- Intraoral            Cygnus' competitors in both the intraoral camera and
  Cameras and          digital x-ray markets include Dentsply New Image, Schick
  X-ray Systems        Technologies, Henry Schein, Inc., Trophy Radiology, and
                       Welch Allyn Dental Systems. Many of these companies possess greater financial resources than the Company.
                       However, the Company believes that with the unique features of Cygnus' products, its manufacturing expertise and commitment to product development, Cygnus is well positioned to compete with these larger competitors.

NUTRACEUTICAL PRODUCTS GROUP

- Ester-C              Within the vitamin C market, the Company's competitors
                       include all other vitamin C manufacturers, such as Roche and Takeda. Many of the Company's competitors, particularly those in markets other than the health food and vitamin store market, have substantially greater financial and other resources than the Company. The
                       Company believes that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other producers of vitamin C because of the positive attributes of its Ester-C product, high customer-order fill rate, strong distribution network, and advertising and promotional support.



                                    LICENSING

PHARMACEUTICAL PRODUCTS GROUP

                       In certain instances the Company has expanded the distribution of its products by licensing certain of its patents to other companies. In 1990, the Company licensed Bausch & Lomb to distribute the Company's entire oral care line (except for OraTest(R) in markets outside of the United States with the right to use the same names, formulas and packaging used by the Company. Zilactin(R) was introduced by Bausch & Lomb in Canada in January 1991 and, under the terms of the licensing agreement, the Company received royalty payments based upon a percentage of the licensed products' net sales. In 1990, the Company and Bausch & Lomb amended this agreement in a manner that limited Bausch & Lomb's distribution rights to Canada. The Company and Bausch & Lomb terminated this agreement effective December 31, 1997.

                       In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest(R) product. The company is obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest(R) product. During the 1995 fiscal year, the Company entered into a licensing agreement pursuant to which Stafford-Miller Ltd. (a division of Block Drug Company, Inc.) ("Block") was given the right to distribute the OraTest(R) product under the name OraScreen(R) in certain markets not previously pursued by the Company. The Company receives royalties from Block equal to a set percentage of the net sales of OraScreen(R) by Block. In April 1998, OraScreen(R) was launched at the British Dental Association ("BDA") meeting held in Harrogate in the United Kingdom. Following this meeting the BDA created and distributed a booklet titled "Guidelines for Early Detection." This booklet outlined the education and application of OraScreen(R) in the dental office head and neck examination. The early results of both training of the dentists and utilization of the product have been positive. Stafford-Miller is expanding from their original three trainers. They are now training their entire sales staff to deal with the backlog.

                       Subsequent to year-end, the Company entered into a license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval and market the OraTest(R) product in Japan.

                                    GOVERNMENT REGULATIONS

General The Company's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. The Company devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

                       On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects the Company's contract manufacturing facilities and procedures to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect the Company's business and results of operations.

                       In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical product in one country does not assure that such product will be approved in another country. The Company is also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products which the Company plans to introduce into the market are "new drugs" or "new devices," those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

                       The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical industry or on the business or operating results of its pharmaceutical products group.

                       The Company submits data to the Food and Drug Administration as necessary in response to the ongoing monograph review of the safety and efficacy of all over-the-counter drug products marketed in the U.S. As a responsible manufacturer, the Company is alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of its products to maintain compliance with these regulations, a possibility facing competitive products as well.

                       Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of federal, state and local laws and regulations. Concern for maintaining compliance with federal, state, local and foreign regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the Company's consolidated financial position, results of operations or cash flows.

- Zilactin(R)          Zilactin(R)is marketed by the Company as a treatment for
                       the symptomatic relief of canker sores (oral mucosal ulcers and lesions), cold sores and fever blisters. The
                       Company is not required to file a New Drug Application
                       ("NDA") covering these uses of Zilactin(R); however, the Company may not market Zilactin(R)as a treatment of genital herpes or shingles unless NDAs for such purposes are filed and approved.

                       The FDA's regulation of most of the over-the-counter drug products in the United States (such as Zila's Zilactin(R)family of products) has not been finalized. In addition, the Federal Trade Commission ("FTC") continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

- OraTest(R)           In 1994, the FDA approved an Investigational New Drug
                       application ("IND") for the Company's OraTest(R) product.
                       This approval is the first step in securing an NDA which will enable the Company to market Oratest(R) in the United States and allow the Company to manufacture the product domestically for use in clinical studies and to market it in 21 countries overseas. In response to the FDA's requests for more information, the New Drug
                       Application ("NDA") has been resubmitted with updated chemistry and manufacturing information and subsequently more detailed clinical data. The Company is still awaiting final approval from the FDA.

                       The company received regulatory approval to market the OraTest(R)product in Australia in 1993. Approval to market the OraTest(R)product in certain Caribbean countries, Hungary and Taiwan has also been received. The Medicines Control Agency ("MCA"), which is the regulatory authority in the UK, has also granted approval for the OraTest(R) product to be marketed in the UK under the name OraScreen(R).

                       In January 1998, Zila submitted a Mutual Recognition Procedure ("MRP") application through the MCA for regulatory approval of OraScreen(R)in the European Union ("EU"). In April 1998, Belgium, the Netherlands, Luxembourg, Portugal, Finland and Greece were given regulatory approval through this application. Zila has also received licenses to sell in Greece, Luxembourg and the Netherlands and is finalizing the license procedure for the remaining EU member nations. The Company is following up as the procedure warrants with all of the remaining countries.

- Ester-C(R)           During 1995, Oxycal received an inquiry from the Federal
                       Trade Commission ("FTC") regarding certain product claims made in Oxycal's advertising. This inquiry was based on claims made prior to the Company's acquisition of Oxycal.
                       In December 1997, Oxycal was notified by the FTC that the investigation regarding product claims made in Oxycal's advertising had been closed, as Oxycal had previously stopped advertising the claims in question.

                             PATENTS AND TRADEMARKS


- Zilactin(R)          The Company currently holds three US patents and two
                       Canadian patents for Zilactin(R). The Zilactin(R) formula was granted a US patent on August 25, 1981, a US patent covering extended applications of the basic
                       Zilactin(R) formula was granted on April 26, 1983, and a US patent covering the film-forming properties of the Zilactin(R) formula containing an added medicinal ingredient was issued on January 14, 1992. Such patents were granted for periods of seventeen years from the grant dates and give the Company the right to exclude others from making, using or selling the patent-protected products in the United States. The Canadian patent, which covers the composition and extended applications, was granted on December 3, 1985. Patent applications are currently pending in numerous foreign countries and patents are expected to be issued on these applications in the near future.

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

- Peridex(R)           Peridex(R) as a brand name has become the "gold standard"
                       within the dental industry for prescription oral rinses in both the U.S. and Canada. Concurrent with the purchase of the Peridex(R) brand from Procter & Gamble, Zila
                       Pharmaceuticals purchased the trademark rights to Peridex(R). Accordingly, Procter & Gamble has assigned the Peridex(R) trademark to the Company for each country where it has been previously registered, except for certain countries in Western Europe. The Company recorded its trademark assignment for Peridex(R) with the U.S.
                       Patent and Trademark office on June 26, 1998 and with the Canadian Registrar of Trademarks on July 3, 1998.
                       Additionally, the Company is in the process of recording trademark assignments in other countries where the Peridex(R) trademark had been previously registered by Procter & Gamble. As international sales opportunities continue to develop, the Company intends to register the Peridex(R) trademark in countries where it has not been previously registered.

- OraTest(R)           The Company has patents pending on Zila(R) Tolonium
                       Chloride (the active ingredient of the OraTest(R) product), and its manufacturing process in both the U.S.
                       and internationally under "PCT" and "convention" applications throughout the world.

                       The Company registered the trademark OraTest(R) with the United States Patent and Trademark office effective June 19, 1998. The Company is marketing OraTest(R) under the name OraScreen(R) in the UK and as a result has registered OraScreen(R) as a trademark in the EU. The Company has selected the name OraTest(R) when the product is introduced in the United States and other countries. The Company registered the trademarks OraTest(R) and OraScreen(R) in Canada on May 22, 1998. The Company is in the process of being protected through trademarks in all countries where the product is planned for introduction.

- Ester-C(R)           Three U.S. patents were issued in connection with
                       Ester-C(R), in 1989, 1990 and 1992. All three patents expire in the year 2006. The first patent covers compositions for administering vitamin C. Ester-C(R) is the only vitamin C on the market that contains theonate and other C metabolites. The second and third patents cover the metabolite technology which improved the absorption of vitamin C from the Ester-C(R) formulation and is applicable to a wide variety of other non-prescription and prescription drugs. Oxycal has filed and is currently pursuing corresponding patent applications in all major foreign countries. Most patents have already been issued on these foreign applications and remainder are being diligently pursued.

                       Recently Oxycal developed Ester-C(C) Topical Concentrate, a stable form of vitamin C that penetrates the skin to help produce collagen and supporting structures. Oxycal has filed a patent application for the Ester-C(C) Topical Concentrate product and method of manufacturing.

                       The Company has three major and several minor trademarks issued by the United States Patent and Trademark office in the United States. The Ester-C(R) trademark was issued in August 1985; the EC(R) logo trademark was issued in January 1990; and the CV-Flex(R) trademark was issued in August 1990. The Company also has trademarks issued in 36 foreign countries with trademarks pending in other countries.

                                    EMPLOYEES

         As of July 31, 1998, the Company and its operating subsidiaries had 212 employees in the following categories:

            Categories                      Number of Employees
-----------------------------------      -------------------------
        Executive Officers                           6
               Sales                                66
   Accounting and Administration                    69
    Purchasing and Distribution                     32
           Manufacturing                            39

         No employees are represented by a labor union, nor are there any current labor relations complaints on file with any agency. The Company believes its relationship with its employees is good.



                CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

           This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

- Forward-             The disclosure and analysis in this report and in the
  Looking              Company's 1998 Annual Report to Shareholders contain
  Statements           some forward-looking statements. Forward-looking
                       statements give the Company's current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Many factors discussed in Part I of this report, for example government regulation, competition, and the supply of raw materials, will be important in determining future results.

                       Any or all forward-looking statements in this report, in the 1998 Annual Report to Shareholders, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially.

                       The Company undertakes no obligation to publicly update forward-looking statements. Shareholders are advised to consult further disclosures on related subjects in the Company's other reports to the SEC. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that the Company's management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect the Company's business results.

- Uncertainties of     The rigorous clinical testing and an extensive regulatory
  Regulatory           approval process mandated by the FDA and equivalent
  Approval             foreign authorities before the Company can market any
                       drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application.
                       Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

                       A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

- Introduction of      Zila has not yet received final FDA approval for
  OraTest(R) In the    OraTest(R). As of July 31, 1998, Zila has
  United States        invested approximately $6.0 million in the
                       development of OraTest(R) and has also made a significant financial investment to secure FDA approval of OraTest(R) and to prepare for the introduction of OraTest(R) to the United States market.
                       The failure of the FDA to approve OraTest(R) would make it impossible for Zila to recoup this investment through sales of OraTest(R) in the United States. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of OraTest(R).

                       If FDA approval of OraTest(R) is received, the Company must establish a marketing and sales force with technical expertise to market directly to the dental professional or it must obtain the assistance of a pharmaceutical company with a large sales force. It is possible that the Company might not be successful in gaining market acceptance of OraTest(R).

- Dependence on        A large percentage of the Company's revenues result from
  Key Products         sales of Ester-C, Peridex(R), and the Zilactin(R) family
                       of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on the Company's revenues could be significant.

- Possible Claims      The Company could be exposed to possible claims for
  Relating to          personal injury resulting from allegedly  defective
  Products             products manufactured by third parties with which it has
                       entered into manufacturing  agreements. The
                       Company maintains product liability insurance coverage for claims arising from the use of all its products.
                       However, the Company could be subject to product liability claims in excess of its insurance coverage. Any significant product liability claims not within the scope of the Company's insurance coverage could have a material adverse effect on the Company.

- Competition;         The pharmaceutical industry is highly competitive. A
  Research and         number of companies, many of which  have greater
  Development          financial resources, marketing capabilities and research
                       and development capacities than the Company, are actively engaged in the development of products similar to those products produced and marketed by the Company. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those marketed by the Company. Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as Zilactin(R). In addition, Zila Dental Supply faces significant competition, primarily from a various number of dental supply dealers and mail order supply houses in the United States. PracticeWorks and Cygnus also face significant competition from providers of dental practice management software and intra-oral camera systems. Many of the competing providers of these products have significantly greater market share and financial resources than PracticeWorks and Cygnus. In addition, new competitors may enter into PracticeWorks' markets from time to time. It may be difficult for PracticeWorks and Cygnus to maintain or increase sales volume and market share due to such competition.

- Generic              In the U.S., competition with producers of generic
  Competition          products is a major challenge. The Company's loss of any
                       of its product's patent protection could leads to a dramatic loss in sales of the product in the U.S. market.

- Dependence on        Zila relies on a combination of patent, copyright,
  Proprietary          trademark and trade secret protection, nondisclosure
  Rights               agreements and licensing arrangements to establish and
                       protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications, and intends to seek additional patent applications as it deems appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover Zila's products or to effectively limit competition against Zila is uncertain. Furthermore, any patents that may be issued to Zila may be challenged, invalidated or circumvented.
                       Litigation may result from the Company's use of registered trademarks or common law marks and, if litigation against Zila were successful, a resulting loss of the right to use a trademark could reduce sales of Zila's products and could result in a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult. International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which in the Company does business.

- Raw Materials        Raw materials essential to the Company's business are
                       generally readily available. However, certain raw materials and components used in the manufacture of the pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers.

- Future Capital       The development of the Company's products will require
  Requirements         the commitment of substantial  resources to conduct the
  and Uncertainty      time-consuming research and development, clinical
  of Future            studies and  regulatory activities necessary to bring
  Funding              any potential product to market and to establish
                       production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

- Possible             The market price for Common Stock has fluctuated
  Volatility of        significantly in the past. Management of  Zila believes
  Common Stock         that such fluctuations may have been caused by
  Price                announcements of new products, quarterly fluctuations
                       in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Zila and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. Zila anticipates that the market price for Common Stock may continue to be volatile.

- Issuance of          The Company's Board of Directors has the authority,
  Preferred Stock      without any further vote by the Company's stockholders,
                       to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference.
                       On October 17, 1997, the Company issued 30,000 shares of its Series A Convertible Preferred Stock as well as warrants to purchase 360,000 shares of common stock to various investors for consideration of $30.0 million. As of July 31, 1998, 1,200 shares of the Series A Preferred
                       Stock have been converted into shares of the Company's common stock.

                       The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net income available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accredited to its redemption value.

- Environment          The Company is subject to federal, state and local laws
  and Controlled       and regulations governing the use,  generation,
  Use of               manufacture, storage, discharge, handling and disposal
  Hazardous Materials  of certain materials and wastes used in its operations, some of which are classified as "hazardous." The Company could be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, and the operations, business and future profitability of the Company could be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

 - Year 2000           The Company is currently working to mitigate
   Compliance          the extent of any "Year 2000" problems that
                       may exist at the Company and may have an effect on its business, but it has not yet completed this evaluation. However, the Company does not expect that the costs to address the problem will be material, and it does not expect that the consequences of incomplete or untimely resolution of the problem will materially impact the operation of its business.
                       The Company has not incurred, and does not expect to incur, any specific quantifiable cost that can be directly and solely related to the Year 2000 issue. The Company's PracticeWorks(R) software is programmed in such a manner that it is Year 2000 ready.

ITEM 2.  PROPERTIES


- Corporate            On January 4, 1991, the Company purchased a 16,000
  Headquarters         square foot building located at 5227 North Seventh
                       Street, Phoenix, Arizona 85014-2800. The Company moved its corporate headquarters to this location on February
                       8, 1991. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company has refinanced the mortgage with Bank One, Arizona (the "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at an interest rate of nine percent (9.00%). The refinanced mortgage loan is amortized over 20 years and is due on April 1, 2001.

- Manufacturing        The Company leases 3,502 square feet for a manufacturing
  Facility             facility in Phoenix, Arizona. This facility produces
                       toluidine blue which will be used in the manufacture of OraTest(R). The facility is leased under a three year agreement which expires April 30, 1999, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $1,922. The Company does not currently intend to invest in any other plants or manufacturing facilities. The Company's products are currently manufactured by Clinipad, Arizona Natural
                       Resources and Germiphene. Together with the Company's laboratory facilities, the Company believes that these manufacturers are capable of performing all necessary production functions. See "Item 1. Business --
                       Manufacturing and Distribution."

- OXYCAL The Company's Oxycal subsidiary, owns 2.79 Acres and occupies a 27,440 square foot facility located at 533 Madison Avenue, Prescott, Arizona 86301. There are no liens on this property. This facility manufactures and distributes a patented and enhanced form of Vitamin C under the trademark Ester-C(r).

- Other The Company's subsidiaries holds additional leases on five separate facilities. Bio-Dental leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,837 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on November 30, 2001, however Bio-Dental has an option to renew the lease for two subsequent five-year terms. Bio-Dental's administrative offices are located in the Rancho Cordova facility. Zila Dental Supply leases 19,200 square feet in an office/warehouse complex at 172 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $2,800 per month, and expires on October 31, 1998. On may 31, 1996, IDT entered into a three year lease for 2,000 square feet beginning July 15, 1996 in an office complex at 6021-A West 71st Street, Indianapolis, Indiana. The current lease rate is $1,783 per month, and expires on July 14, 1999. Bio-Dental is a guarantor of this lease. On April 1, 1997, Cygnus entered into a five year lease for 6,042 square feet of office/warehouse space located at 8240 E. Gelding Suite 101, Scottsdale, Arizona. The current lease rate is $4,048 per month and increases every twelve months with the monthly lease payment to be $4,350 in the final year. Oxycal leases 6,250 square feet of warehouse space located at 8601 E. Laredo, Prescott Valley, Arizona. The facility is leased under a one-year agreement, which expires April 30, 1999. Monthly lease payments are $2,500. This agreement contains two options to renew for one year each, one of which has been used.


ITEM 3.  LEGAL PROCEEDINGS

         In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. In February 1997, the plaintiffs started the process to appeal the judgment. Subsequently, the appellate court upheld the lower court's summary judgment in favor of Bio-Dental. Accordingly, Bio-Dental reversed $375,000 representing the remaining amount of the accrued liability.

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

                                                                   HIGH              LOW
                                                                   ----              ---
         FISCAL YEAR ENDED JULY 31, 1998
                        First Quarter                              8 7/8             6
                        Second Quarter                             8                 5 5/8
                        Third Quarter                              8 3/8             7
                        Fourth Quarter                             8 1/4             6 1/4

         FISCAL YEAR ENDED JULY 31, 1997
                        First Quarter                              7 7/8             6 1/4
                        Second Quarter                             8 3/8             6 3/8
                        Third Quarter                              9 3/8             6 7/16
                        Fourth Quarter                             8 1/8             6 7/16

         The number of stockholders of record of the Common Stock as of July 31, 1998 and September 30, 1998 were approximately 3,344 and 3,351, respectively. As of July 31, 1998 there are 28,800 shares of the Company's preferred stock outstanding (See "Item 1 -- Additional Information").

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

                                                                  Fiscal Year Ended July 31
                                        --------------------------------------------------------------------------------
Statement of Operations Data                    1998(1)          1997             1996             1995             1994
                                                ----             ----             ----             ----             ----
Net Sales                               $ 61,942,765      $38,592,252      $37,479,546       $35,064,245     $22,474,672
Licensing Fees and Royalty  Revenue          164,345           72,640        2,100,484         1,956,654       1,732,277
Net Income (Loss)                          2,301,068      (6,458,377)        1,217,298       (1,282,357)         558,748
Net Income (Loss) to Common Shareholder  (5,013,532)      (6,458,377)        1,217,298       (1,282,357)         558,748
Net Income (Loss) Per Share To Common
Shareholder                                   (0.15)           (0.20)            0.04             (0.04)            0.02


                                                                             At July 31
                                        --------------------------------------------------------------------------------
Balance Sheet Data                              1998(1)          1997             1996              1995            1994
                                                ----             ----             ----              ----            ----
Current Assets                          $ 27,992,138      $10,779,049      $13,251,960       $12,010,497     $11,011,202
Current Liabilities                        8,777,242        5,804,965        6,672,497         6,401,072       5,557,594
Total Assets                              69,863,877       23,604,032       25,309,781        16,691,859      15,085,434
Long-Term Debt                             1,355,547          375,908          382,006         1,136,239         437,586
Total Liabilities                         10,132,789        6,180,873        7,054,503         7,537,311       5,995,180
Series A Convertible Redeemable
 Preferred Stock                          33,801,930
Shareholders' Equity                      25,929,158       17,423,159       18,255,278         9,154,548       9,090,254

(1) The increase in the amounts above between 1997 and 1998 is primarily the result of the acquisitions discussed in Note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements and Notes thereto.

         Zila is a world-wide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceutical Products, Professional Products and Nutraceutical Products. The Pharmaceutical Products Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer diagnostic system. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Integrated Dental Technologies, Inc., which distributes PracticeWorks, a dental practice management software. The Nutraceutical Products Group is comprised of Oxycal Laboratories, Incorporated ("Oxycal") and its Inter-Cal Subsidiary, which are manufacturers and distributors of a patented and enhanced form of vitamin C under the trademark Ester-C(R).

         On November 5, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R) product line, a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12.0 million plus the value of acquired inventory. The Company paid $10.0 million and will make the final two payments of $1.0 million in November of 1998 and 1999.

         On November 10, 1997, the Company acquired Oxycal, paying $28.0 million for all outstanding shares of Oxycal. The Company raised the funds to consummate the Merger through a private placement of 30,000 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock for $30.0 million.

         The Peridex and Oxycal acquisitions were accounted for using the purchase method of accounting for business combinations. In connection with the Oxycal acquisition, the excess of assets over liabilities assumed relate principally to trademarks and goodwill, which are amortized over 25 and 20 years, respectively. In connection with the Peridex acquisition, the excess has been allocated to goodwill and is being amortized over 12 years. Results of operations of Peridex and Oxycal have been included in the Company's statement of operations from their respective acquisition dates.

OPERATING RESULTS

         Fiscal year ended July 31, 1998. For the fiscal year ended July 31, 1998, the Company had net income of $2,301,068 compared to net loss of $6,458,377 for 1997. Net income available to common shareholders has been reduced in the amount of $7,314,600 by the accretion of an embedded dividend on the Series A Preferred Stock issued in November 1997. As a result, for the fiscal year 1998, the Company had a net loss available to common shareholders of $5,013,532 after taking into account the non-cash embedded dividend.

         Net sales during the 1998 fiscal year totaled $61,942,765 compared to net sales of $38,592,252 for the prior fiscal year, an increase of 60.5%. Pharmaceutical Products Group net sales in 1998 were $15,512,038 compared to $6,739,571, a 130.2% increase. The increase is primarily due to the acquisition in the second quarter of Peridex and continued growth in the Zilactin(R) line of products. Net sales for the Professional Products Group were $34,188,419 in 1998 compared to $31,852,681 in 1997, an increase of 7.3%. The increase was primarily driven by improved software and dental supply sales. Net sales during the 1998 fiscal year for the Nutraceutical Products Group were $12,242,308 and are directly attributable to the acquisition of Oxycal in the second fiscal quarter.

         Cost of products sold were $30,676,673 for the fiscal year ended July 31, 1998, a 30.3% increase from $23,542,342 for the fiscal year ended July 31, 1997 due to increased sales resulting primarily from the acquisitions of Oxycal and Peridex. Cost of sales as a percentage of net sales decreased to 49.5% during fiscal year 1998 compared to 61.0% in fiscal year 1997. This decrease is primarily due to lower costs as a percentage of revenues relating to the Oxycal and Peridex(R) product lines.

         The Company incurred selling, general and administrative expenses of $28,129,922 during the fiscal year ended July 31, 1998, an increase of $7,995,668 over the prior fiscal year. These increases are attributable mainly to the Oxycal and Peridex acquisitions and expenses relating to regulatory, pre-marketing and clinical activities associated with the OraTest(R) oral cancer detection system.

         Merger related expenses due to the Bio-Dental Merger were $371,865 during the fiscal year 1997. Impairment charges during fiscal year 1997 of $587,659 relate to an impairment loss recognized to reduce the carrying value of certain Bio-Dental long-lived assets which include goodwill and software rights.

         Depreciation and amortization expenses increased $1,615,528 from $1,154,428 in the prior fiscal year to $2,769,956 in fiscal year 1998. The increases are mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex acquisitions that occurred during fiscal year 1998.

         Interest income increased $118,144 from $201,630 in the prior fiscal year to $319,774 during fiscal year 1998 due to higher cash balances. Interest expense increased from $79,450 in fiscal year 1997 to $334,646 in fiscal year 1998. The increase was attributable to additional debt obligations during fiscal year 1998 related to the Peridex acquisition.

         During the year ended July 31, 1998, the Company returned to profitability and as a result recorded an income tax benefit of $2,600,000 ($800,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value). In the past, the Company had fully offset its net deferred tax asset with valuation allowance due to the Company's lack of earnings history.

         Fiscal year ended July 31, 1997. For the fiscal year ended July 31, 1997, the Company had a net loss of $6,458,377 compared to net income of $1,217,298 for 1996.

         Net sales during the 1997 fiscal year totaled $38,592,252 compared to net sales of $37,479,546 for the prior fiscal year, an increase of 3.0%. Pharmaceutical Products Group net sales in 1997 were $6,739,571 compared to $5,978,131 in 1996, a 12.7 % increase. The increase was primarily due to the sales of Zilactin-B(R) which have continued to increase since its introduction in the first quarter of fiscal year 1995. Net sales for the Professional Products Group were $31,852,681 in 1997 compared to $31,501,415 in 1996, an increase of 1.1%.

         Licensing fees and royalty revenues were $72,640 for fiscal year 1997 compared to $2,100,484 for the prior fiscal year. Approximately $1,235,000 in royalty revenues earned in fiscal year 1996 were related to the licensing agreement between Bio-Dental and Denticator International, Inc. ("DII"). In July 1996, Zila Dental Supply disposed of its rights to receive future royalty payments from DII in exchange for a lump sum payment of approximately $7,500,000. In addition, amounts were recorded in fiscal year 1996 attributable to the licensing of OraTest(R) for markets in the United Kingdom and the United States by the Stafford-Miller Company and The Procter & Gamble Company, respectively. Of these amounts, $625,000 was paid by Procter & Gamble as a one-time licensing fee required in connection with the termination of its licensing agreement with the Company.

         Cost of products sold were $23,542,342 for the fiscal year ended July 31, 1997, a 5.0% decrease from $24,771,193 for the fiscal year ended July 31, 1996. Cost of sales as a percentage of net sales decreased to 61.0% during fiscal year 1997 as compared to 66.1% in fiscal year 1996 due primarily to lower costs resulting from the restructuring of IDT.

         The Company incurred $20,154,254 of selling, general and administrative expenses during the fiscal year ended July 31, 1997, an increase of $1,817,470, or 10% over the fiscal year ended July 31, 1996. Approximately $1,423,000 of the increases were attributable to costs associated with the funding of OraTest(R) research, start-up manufacturing costs and staffing. The Company also incurred approximately $807,745 of additional litigation costs during fiscal year 1997.

         Merger related expenses increased $225,190 from $146,675 in the prior fiscal year to $371,865 due to the Bio-Dental merger. Impairment charges during fiscal year 1997 of $587,659 relate to an impairment loss recognized to reduce the carrying value of IDT's long-lived assets which include goodwill and software rights.

         Depreciation and amortization expenses increased $390,764 from $763,664 in the prior fiscal year to $1,154,428 in fiscal year 1997. The increases are mainly due to the additional amortization costs related to purchased technology rights as compared to the previous fiscal year.

         Interest income increased $53,782 from $147,848 in the prior fiscal year to $201,630 during fiscal year 1997. Interest expense decreased from $471,607 in fiscal year 1996 to $79,450 in fiscal year 1997. The decrease was attributable to lower debt obligations during fiscal year 1997 as compared to fiscal year 1996.

INFLATION

         Inflation has had no material effect on the operations or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1998, the Company had net working capital of $19,214,896, and its current ratio (the ratio of current assets to current liabilities) was
3.2 to 1. At July 31, 1997, the Company had net working capital of $4,974,084 and its current ratio was 1.9 to 1.

         Trade accounts receivable net at July 31, 1998 were $7,161,240 compared to trade accounts receivable at July 31, 1997 of $2,822,687. Trade accounts receivable net as a percentage of quarterly net sales of $16,594,627 were 43.2% at July 1998 as compared to 29.1% at July 31, 1997 which had quarterly net sales of $9,712,162. The increase is due mainly to extended terms granted in connection with the launch of new product lines in the camera and digital x-ray business and receivables related to Oxycal and Peridex.

         At July 31, 1998, the Company had inventories of $11,550,009, an increase of $7,263,382 from inventories at July 31, 1997. The increase is mainly due to inventories acquired in the Oxycal and Peridex acquisitions. During the fourth quarter of fiscal year 1998, the Company increased its inventory of Peridex(R) to prepare for a short-term stoppage in production due to a change in contract manufacturers of Peridex(R). The Company believes current inventories are at levels necessary to support market expansion and maintain adequate liquidity.

         Operating cash flows for fiscal year 1998 increased when compared to fiscal year 1997, primarily because the Company generated net income in the current year and had a net loss in the prior year, offset in part by the differences in the net changes in working capital items in each year.

         Approximately $36 million was provided by financing activities in fiscal year 1998 that was used primarily for the acquisitions of Oxycal and Peridex. Capital expenditures in fiscal year 1998 were approximately $1.3 million and were manufacturing related expenditures for OraTest, Oxycal and Cygnus products.

         The Preferred Stock issued in connection with the Oxycal merger is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. During the fiscal year ended 1998, the holders of 1,200 shares of the Preferred Stock converted them into common stock. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net income available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accredited to its redemption value.

         Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operating divisions for the next twelve months. The Company may require additional financing to fund future OraTest(R) manufacturing and marketing costs. In April 1998, the Company obtained a $2.0 million bank line of credit, which is secured by trade accounts receivable, inventories and rights to payment. This line of credit expires December 31, 1998. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.5% at July 31, 1998) plus .50%. At July 31, 1998, the Company had no borrowings against this line. The Company's Equity Line Agreement (the "Investment Agreement") with Deere Park Capital Management allowed the Company to raise a total of $25.0 million through the sale of its common stock. The Company was committed to sell $10.0 million of its common stock to the investor over the commitment period and fulfilled this commitment in January 1998. The commitment period expired in September 1998.

         Forward Looking Statements. The foregoing discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements whenever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those items described above and in Item 1 of this Annual Report on Form 10-K under the heading, "Cautionary Factors That May Affect Future Results," and in Item 3, "Legal Proceedings."

    Year 2000 Impact. The Company is currently working to mitigate the extent of any "Year 2000" problems that may exist at the Company and may have an effect on its business, but it has not yet completed this evaluation. However, the Company does not expect that the costs to address the problem will be material, and it does not expect the consequences of incomplete or untimely resolution of the problem will materially impact the operation of its business. The Company has not incurred, and does not expect to incur, any specific quantifiable cost that can be directly and solely related to the Year 2000 issue. The Company's PracticeWorks(R) software is programmed in such a manner that it is Year 2000 ready.

         New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of SFAS No. 130 will have no material impact on the Company's financial statements. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 131.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP and Grant Thornton, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information respecting the directors of the Company is incorporated herein by reference to the "Election of Directors" and the "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 10, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         Information responsive to this Item is incorporated herein by reference to the "Executive Compensation" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 10, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the Common Stock beneficially owned by each director of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to the "Principal Stockholders and Stockholdings of Management" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 10, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information responsive to this Item is incorporated herein by reference to the "Certain Transactions" section of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders on December 10, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                        PAGE OR
                                                                                                   METHOD OF FILING
                                                                                                   ----------------
  Financial Statements
(a)      (1)            Report of Deloitte & Touche LLP                                              Filed herewith
  (2)    Report of Grant Thorton LLP                                                                 Filed herewith
  (3)    Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of July 31, 1998 and 1997 and
         related Consolidated Statements of Operations, Shareholders' Equity,
         and Cash Flows for each of the years in
         the three-year period ended July 31, 1998                                                   Filed herewith

(b)      Reports on Form 8-K.
         None.
(c)


EXHIBIT
NUMBER                                            DESCRIPTION                                          PAGE OR
                                                                                                   METHOD OF FILING
2        Merger Agreement dated August 8, 1996 among Zila, Inc. Bio-Dental
         Technologies Corporation and Zila Merger Corporation                                                  A
3-A      Certificate of Incorporation, as amended                                                              B
3-B      Bylaws                                                                                                B
4-A      Specimen Stock Certificate                                                                            B
4-B      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                           L
4-C      Specimen Warrant Certificate                                                                          C
4-D      Form Stock Purchase Warrant re Series A Preferred Stock                                               L
4-E      Deere Park Capital Management Warrant
                                                                                                               J
4-F      Bartholomew Investment, L.P. Warrant                                                                  J
10-A     Revolving Line of Credit Loan Agreement dated April 8, 1991 between
         Zila, Inc. and Banc One, Arizona
                                                                                                               D
10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                           E
10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                          E
10-E#    1997 Stock Option Award Plan                                                                          L
10-G     Manufacturing and Distribution Agreement dated March 12, 1993 between
         Zila, Inc. and Germiphene Corporation                                                                 G
10-H     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
         and Zila Pharmaceuticals, Inc                                                                         H
10-I     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                             J
10-J     Amendment to Private Equity Line of Credit Agreement                                                  J
10-K     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                                J
10-L     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P                                                                  J
10-M     Merger Agreement dated as of April 3, 1997 among Zila, Inc., Cygnus
         Imaging, Inc., Cygnus Merger Corporation, and Egidio Cianciosi,

         James Jenson and Kenneth Kirk                                                                         J
10-N     Securities Purchase Agreement dated as of October 17, 1997 by and
         among Zila, Inc. and certain investors                                                                L
10-O     Registration Rights Agreement dated October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                      L
21       Subsidiaries of Registrant                                                                            *
23-A     Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *
23-B     Consent of Grant Thornton (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *
24-A     Power of Attorney of Joseph Hines                                                                     *
24-B     Power of Attorney of Bradley C. Anderson                                                              *
24-C     Power of Attorney of Clarence J. Baudhuin                                                             *
24-D     Power of Attorney of Carl A. Schroeder                                                                *
24-E     Power of Attorney of Patrick M. Lonergan
                                                                                                               *
24-F     Power of Attorney of Michael S. Lesser                                                                *
24-G     Power of Attorney of Curtis M. Rocca                                                                  *
24-H     Power of Attorney of Thomas B. Simone                                                                 *
27       Financial Data Schedule                                                                               *
99       The Company's 1998 Proxy Statement for the Annual Meeting of
         Stockholders to be held on December 10, 1998                                                          K


#        Management contract or compensation plan or arrangement
*        Filed herewith
A        Incorporated by reference to Exhibit 2 to the Company's Form S-4 Registration Statement
         No. 333-10107, as amended
B        Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, as amended
C        Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as amended
D        Incorporated by reference to the Company's Form S-3 Registration Statement No.
         33-46239
E        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarterly period ended January 31, 1996, as amended
F        Incorporated by reference to Exhibit 10-C to Post-Effective Amendment No. 3 to Form S-1
         Registration Statement No. 33-27739
G        Incorporated by reference to Exhibit 10-L to the Company's Annual
         Report on Form 10-K For the fiscal year ended July 31, 1993, as amended
H        Incorporated by reference to the Company's Quarterly Report for the quarterly period ended October 31, 1996, as amended
I        Incorporated by reference to the Company's Current Report dated February 11,
         1997
J        Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651
K        Filed by amendment
L        Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October, 1998.

ZILA, INC., a Delaware corporation

                             By /s/ BRADLEY C. ANDERSON
                               ------------------------------------------------
                               Bradley C. Anderson
                                 Vice President
                               and Chief Financial Officer (Principal
                               Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                         TITLE                                  DATE
          ---------                                         -----                                  ----
/s/      JOSEPH HINES                                Chairman of the Board,                   October 29, 1998
---------------------------------------              President, Chief Executive
  Joseph Hines                                       Officer

/s/      BRADLEY C. ANDERSON                         Vice President and Chief                 October 29, 1998
---------------------------------------              Financial Officer
  Bradley C. Anderson

                         *                           Director                                 October 29, 1998
---------------------------------------
  Clarence J. Baudhuin

                         *                           Director                                 October 29, 1998
---------------------------------------
  Carl A. Schroeder

                         *                           Director                                 October 29, 1998
---------------------------------------
  Patrick M. Lonergan

                         *                           Director                                 October 29, 1998
---------------------------------------
  Michael S. Lesser

                         *                           Director                                 October 29, 1998
---------------------------------------
  Curtis M. Rocca III

                         *                           Director                                 October 29, 1998
---------------------------------------
  Thomas B. Simone

*By /s/  BRADLEY C. ANDERSON                                                                  October 29, 1998
---------------------------------------
  Bradley C. Anderson
  Attorney-in-Fact


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona


We have audited the consolidated balance sheets of Zila, Inc. and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Bio-Dental Technologies Corporation ("Bio-Dental") on January 8, 1997, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated statements of operations, shareholders' equity and cash flows of Bio-Dental for the eight-month period and year ended March 31, 1996, which statements reflect total revenues of $22,034,442 and $33,091,216, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bio-Dental for such periods, is based solely on the report of such other auditors.


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


In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Phoenix, Arizona

October 28, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
BIO-DENTAL TECHNOLOGIES CORPORATION
  AND SUBSIDIARIES

We have audited the consolidated statements of operations, stockholders' equity and cash flows of BIO-DENTAL TECHNOLOGIES CORPORATION AND SUBSIDIARIES for the eight months ended March 31, 1996 and for the year ended March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Bio-Dental Technologies Corporation and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the eight months ended March 31, 1996 and for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note A, the Company merged with Zila, Inc. on January 8, 1997.

/s/ Grant Thornton LLP
----------------------------
Grant Thornton LLP

Sacramento, California
April 11, 1997

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                              1998               1997

CURRENT ASSETS:
  Cash and cash equivalents                                    $  5,241,201       $  2,071,563
  Trade receivables, less allowance for doubtful accounts
     of $493,520 (1998) and $349,021 (1997)                       7,161,240          2,822,687
  Income tax receivable                                             250,877            494,757
  Inventories                                                    11,550,009          4,286,627
  Prepaid expenses and other current assets                       1,003,381            857,487
  Deferred income taxes                                           2,785,430            245,928
                                                               ------------       ------------

         Total current assets                                    27,992,138         10,779,049
                                                               ------------       ------------

PROPERTY AND EQUIPMENT - Net                                      4,955,861          1,865,385
PURCHASED TECHNOLOGY RIGHTS - Net                                 6,473,854          6,910,293
GOODWILL - Net                                                   17,009,914          2,693,139
TRADEMARKS - Net                                                 11,131,925             28,119
OTHER INTANGIBLE ASSETS - Net                                     2,173,352          1,200,423
OTHER ASSETS                                                        126,833            127,624
                                                               ------------       ------------


TOTAL                                                          $ 69,863,877       $ 23,604,032
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $  4,917,626       $  3,262,904
  Accrued liabilities                                             2,251,105          2,106,572
  Deferred revenue                                                  567,956            395,594
  Short-term borrowings                                              87,598
  Current portion of long-term debt                                 952,957             39,895
                                                               ------------       ------------

         Total current liabilities                                8,777,242          5,804,965

LONG-TERM DEBT - Net of current portion                           1,355,547            375,908
                                                               ------------       ------------

          Total liabilities                                      10,132,789          6,180,873
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 10 and 11)

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 28,800 shares; liquidation
  preference value: $1,220 per share                             33,801,930
                                                               ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 34,743,575 shares
   (July 31, 1998) and 32,326,581 shares (July 31, 1997)             34,744             32,327
  Capital in excess of par value                                 43,877,560         30,360,446
  Deficit                                                       (17,982,721)       (12,969,189)
                                                               ------------       ------------

                                                                 25,929,583         17,423,584
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                               (425)              (425)
                                                               ------------       ------------

        Total shareholders' equity                               25,929,158         17,423,159
                                                               ------------       ------------

TOTAL                                                          $ 69,863,877       $ 23,604,032
                                                               ============       ============

    See notes to consolidated financial statements.

\ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------



                                                 1998               1997               1996
REVENUES
  Net sales                                  $ 61,942,765       $ 38,592,252       $ 37,479,546
  Licensing fees and royalty revenue              164,345             72,640          2,100,484
                                             ------------       ------------       ------------
                                               62,107,110         38,664,892         39,580,030
                                             ------------       ------------       ------------

OPERATING COSTS AND EXPENSES
  Cost of products sold                        30,676,673         23,542,342         24,771,193
  Selling, general and administrative          28,129,922         20,154,254         18,336,784
  Merger related expenses                                            371,865            146,675
  Impairment charges                                                 587,659
  Depreciation and amortization                 2,769,956          1,154,428            763,664
                                             ------------       ------------       ------------
                                               61,576,551         45,810,548         44,018,316
                                             ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                     530,559         (7,145,656)        (4,438,286)
                                             ------------       ------------       ------------

OTHER INCOME (EXPENSES)
  Interest income                                 319,774            201,630            147,848
  Interest expense                               (334,646)           (79,450)          (471,607)
  Gain on disposition of royalty rights                                               7,519,529
  Other income (expense)                          (14,619)           (24,832)            (1,668)
                                             ------------       ------------       ------------

     Other (expenses) income - net                (29,491)            97,348          7,194,102
                                             ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                 501,068         (7,048,308)         2,755,816

BENEFIT (PROVISION) FOR INCOME TAXES            1,800,000            589,931         (1,538,518)
                                             ------------       ------------       ------------

NET INCOME (LOSS)                               2,301,068       $ (6,458,377)      $  1,217,298
                                                                ============       ============

PREFERRED STOCK DIVIDEND REQUIREMENT:
  SERIES A EMBEDDED DIVIDEND (NOTE 10)         (7,314,600)
                                             ------------

NET (LOSS) INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                               $ (5,013,532)
                                             ============

NET (LOSS) INCOME AVAILABLE TO COMMON
  SHAREHOLDERS - BASIC                       $      (0.15)      $      (0.20)      $       0.04
                                             ============       ============       ============

NET (LOSS) INCOME AVAILABLE TO COMMON
  SHAREHOLDERS - DILUTED                     $      (0.15)      $      (0.20)      $       0.04
                                             ============       ============       ============


BASIC SHARES OUTSTANDING                       33,990,947         31,530,096         30,095,552
EQUIVALENT SHARES                                                                       305,684
                                             ------------       ------------       ------------
DILUTED SHARES OUTSTANDING                     33,990,947         31,530,096         30,401,236
                                             ============       ============       ============


See notes to consolidated financial statements.

\                           ZILA, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                              SHAREHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                                                                          SHAREHOLDERS' EQUITY
                                                                    ----------------------------------------------------------------
                                                                                                                        COMMON STOCK
                                          CONVERTIBLE REDEEMABLE       COMMON STOCK                                      HELD BY
                                             PREFERRED STOCK        --------------------   CAPITAL IN                   WHOLLY-OWNED
                                          ----------------------                 PAR       EXCESS OF                    SUBSIDIARY
                                            SHARES       AMOUNT       SHARES     VALUE     PAR VALUE       DEFICIT       (AT COST)
                                          ---------    ---------    ----------  --------  ------------  -------------   ------------
BALANCE AUGUST 1, 1995                                              29,446,541  $ 29,447  $ 16,464,780  $  (7,311,293)     $ (425)
  Issuance of common stock                                           1,076,299     1,076     7,227,975
  Exercise of common stock warrants                                    140,138       141       179,368
  Exercise of common stock options                                     414,351       414       753,146
  Common stock warrants issued for
    debt discount                                                                              135,000
  Change in unrealized loss on
    securities available-for-sale
  Adjustment to conform year-end of
    Bio-Dental                                                                                               (416,817)
  Net income                                                                                                1,217,298
                                          --------   ------------   ----------  --------  ------------  -------------      ------
BALANCE, JULY 31, 1996                         -              -     31,077,329    31,078    24,760,269     (6,510,812)       (425)
  Issuance of common stock                                             810,094       810     4,550,171
  Exercise of common stock warrants                                    153,665       154       478,211
  Exercise of common stock options                                     285,493       285       571,795
  Change in unrealized loss on
    securities available-for-sale
  Net loss                                                                                                 (6,458,377)
                                          --------   ------------   ----------  --------  ------------  -------------      ------
BALANCE, JULY 31, 1997                         -              -     32,326,581    32,327    30,360,446    (12,969,189)       (425)
  Issuance of preferred stock               30,000   $ 36,555,000
  Preferred stock issuance fees                        (1,352,750)
  Conversion of preferred stock into
    common stock                            (1,200)    (1,400,320)     190,543       190     1,400,130
  Issuance of common stock                                           1,588,869     1,589    10,177,534
  Exercise of common stock warrants                                    214,609       215       609,862
  Exercise of common stock options                                     422,973       423       529,588
  Income tax benefit - stock options                                                           800,000
  Net income                                                                                                2,301,068
  Series A Embedded dividend                                                                               (7,314,600)
                                          --------   ------------   ----------  --------  ------------  -------------      ------
BALANCE, JULY 31, 1998                      28,800   $ 33,801,930   34,743,575  $ 34,744  $ 43,877,560  $ (17,982,721)     $ (425)
                                          ========   ============   ==========  ========  ============  =============      ======

                                               SHAREHOLDERS' EQUITY
                                        ---------------------------------
                                        UNREALIZED
                                         LOSS ON               TOTAL
                                        SECURITIES             COMMON
                                        AVAILABLE-          SHAREHOLDERS'
                                         FOR-SALE              EQUITY
                                        ----------          -------------
BALANCE AUGUST 1, 1995                  $ (27,961)          $  9,154,548
  Issuance of common stock                                     7,229,051
  Exercise of common stock warrants                              179,509
  Exercise of common stock options                               753,560
  Common stock warrants issued for
    debt discount                                                135,000
  Change in unrealized loss on
    securities available-for-sale           3,129                  3,129
  Adjustment to conform year-end of
    Bio-Dental                                                  (416,817)
  Net income                                                   1,217,298
                                        ---------           ------------
BALANCE, JULY 31, 1996                    (24,832)            18,255,278
  Issuance of common stock                                     4,550,981
  Exercise of common stock warrants                              478,365
  Exercise of common stock options                               572,080
  Change in unrealized loss on
    securities available-for-sale          24,832                 24,832
  Net loss                                                    (6,458,377)
                                        ---------           ------------
BALANCE, JULY 31, 1997                        -               17,423,159
  Issuance of preferred stock
  Preferred stock issuance fees
  Conversion of preferred stock into
    common stock                                               1,400,320
  Issuance of common stock                                    10,179,123
  Exercise of common stock warrants                              610,077
  Exercise of common stock options                               530,011
  Income tax benefit - stock options                             800,000
  Net income                                                   2,301,068
  Series A Embedded dividend                                  (7,314,600)
                                        ---------           ------------
BALANCE, JULY 31, 1998                  $     -             $ 25,929,158
                                        =========           ============


See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                            1998                1997                 1996
                                                                        ------------        ------------        ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                  $  2,301,068        $ (6,458,377)       $  1,217,298
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation and amortization                                     2,769,956           1,154,428             763,664
         Gain on disposition of royalty rights                                                                    (7,519,529)
         Impairment of assets                                                                    587,659
         Other                                                                                    47,381             188,325
         Discount on contractual obligation                                  288,365
         Deferred income taxes                                            (1,800,000)            715,485            (283,831)
         Change in assets and liabilities:
            Receivables, net                                               1,766,866             353,713              27,975
            Inventories                                                   (3,010,557)            129,965           1,621,034
            Prepaid expenses and other current assets                       (418,875)            (80,379)            319,813
            Other assets                                                                         368,465            (438,760)
            Accounts payable and accrued expenses                            585,526             593,105            (346,575)
            Income taxes payable                                                              (2,471,126)          2,543,689
            Deferred revenue                                                 172,362             208,033              12,404
                                                                        ------------        ------------        ------------
              Net cash provided by (used in) operating activities          2,654,711          (4,851,648)         (1,894,493)
                                                                        ------------        ------------        ------------

INVESTING ACTIVITIES:
     Purchases of short-term investments                                                        (222,615)           (214,150)
     Proceeds from sale of short-term investments                                                934,085             197,878
     Purchases of property and equipment                                  (1,276,262)           (601,172)           (880,024)
     Proceeds from sale of property and equipment                                                                      8,916
     Proceeds from disposition of royalty rights                                                                   7,890,047
     Acquisitions, net of cash acquired                                  (33,595,322)             18,142            (125,000)
     Collections of notes receivable                                                                                  32,801
     Purchases of intangible assets                                         (942,284)           (118,465)           (226,117)
                                                                        ------------        ------------        ------------

         Net cash (used in) provided by investing activities             (35,813,868)              9,975           6,684,351
                                                                        ------------        ------------        ------------

FINANCING ACTIVITIES:
     Principal payments on short-term borrowings                            (159,026)
     Net proceeds from short-term borrowings                                 246,624              41,298          (2,727,460)
     Net proceeds from long-term debt                                         93,753
     Net proceeds from issuance of common stock                           10,559,611           3,833,755             933,068
     Net proceeds from issuance of preferred stock                        28,647,250
     Principal payments on long-term debt                                 (3,059,417)           (453,721)            (12,509)
                                                                        ------------        ------------        ------------

         Net cash provided by (used in) financing activities              36,328,795           3,421,332          (1,806,901)
                                                                        ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,169,638          (1,420,341)          2,982,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,071,563           3,491,904             508,947
                                                                        ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  5,241,201        $  2,071,563        $  3,491,904
                                                                        ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $     46,029        $     79,450        $    483,297
                                                                        ============        ============        ============

     Cash paid for income taxes                                         $     23,000        $  1,165,710        $      3,000
                                                                        ============        ============        ============


                                                                     (continued)

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED JULY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES FOR 1998, 1997 AND 1996:                                    1998         1997          1996
                                                                                   -----------  -----------  -----------
     Non-cash aspects of Oxycal acquisition:
         Fair value of assets acquired other than cash and cash
            equivalents                                                            $12,787,836
                                                                                   ===========
         Liabilities assumed                                                       $ 1,213,729
                                                                                   ===========
         Intangible assets recorded in connection with acquisition of Oxycal       $14,795,040
                                                                                   ===========
     Non-cash aspects of Peridex acquisition:
         Fair value of assets acquired other than cash and cash
            equivalents                                                            $   220,000
                                                                                   ===========
         Contractual obligation recorded in connection with the acquisition
            of Peridex                                                             $ 5,570,000
                                                                                   ===========
         Goodwill recorded in connection with the acquisition of Peridex           $11,570,637
                                                                                   ===========
     Embedded dividend recorded in connection with issuance of
         Series A Convertible Redeemable Preferred Stock                           $ 7,314,600
                                                                                   ===========
     Income tax benefit attributable to exercise of common stock options           $   800,000
                                                                                   ===========
     Non-cash aspects of Cygnus acquisition:
         Stock issued                                                                           $ 1,725,000
                                                                                                ===========
         Fair value of assets acquired other than cash and cash
            equivalents                                                                         $   342,567
                                                                                                ===========
         Liabilities assumed                                                                    $   737,200
                                                                                                ===========
         Goodwill recorded in connection with the acquisition of Cygnus                         $ 2,101,491
                                                                                                ===========
     Issuance of 869,118 shares of common stock in connection with
         the acquisition of CTM                                                                              $ 7,170,223
                                                                                                             ===========
     Assumption of liabilities in connection with the acquisition of CTM                                     $    70,000
                                                                                                             ===========



See notes to consolidated financial statements.                      (Concluded)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1998, 1997 AND 1996

1. NATURE OF BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business Activities -- Zila, Inc. ("Zila" or the "Company"), a Delaware corporation, is a manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has organized its business into three major operating groups: Pharmaceutical Products, Professional Products and Nutraceutical Products. The Pharmaceutical Products Group consists of over-the-counter and prescription products, including the Zilactin family of over-the-counter products, Peridex prescription mouth rinse, and OraTest, an oral cancer diagnostic system. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Practiceworks, a dental practice management software company. The Nutraceutical Products Group is presently comprised of Oxycal Laboratories and its Inter-Cal subsidiary, manufacturers and distributors of a patented and enhanced form of Vitamin C under the trademark Ester-C(R).

   Principles of Consolidation -- The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Cygnus Imaging, Inc. ("Cygnus") and Oxycal Laboratories, Inc. ("Oxycal"). Zila International Inc. has no operations and its assets at July 31, 1998 and 1997 consist of 42,546 shares of common stock of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

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

   The following table shows the effect on the results of operations as restated for the periods prior to the combination of Bio-Dental.

                                              1997           1996
                                          ------------   -------------
           Sales:
             Zila, Inc..................  $  3,153,812   $   5,978,131
             Bio-Dental.................    16,944,215      31,501,415
                                          ------------   -------------
           Combined sales...............  $ 20,098,027   $  37,479,546
                                          ============   =============
           Net income (loss):
             Zila, Inc..................  $   (135,528)  $    (827,337)
             Bio-Dental.................      (976,356)      2,044,635
                                          ------------   -------------
           Combined net income (loss) ..  $ (1,111,884)  $   1,217,298
                                          ============   =============

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

   Property and equipment are stated at cost and are depreciated using straight-line methods over their respective estimated useful lives, ranging from 2 to 40 years. Leasehold improvements are depreciated over the lease term or the estimated useful life, whichever is shorter.

   Goodwill and Trademarks are being amortized on a straight-line basis over 15 to 40 years.

   Other intangible assets consist of deferred patent and licensing costs, software rights, and covenants not to compete. Deferred patent and licensing costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration ("FDA") regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Covenants not to compete are amortized over the term of the agreement. Research and development costs totaling approximately $2,853,000, $2,270,000 and $626,000 in 1998, 1997 and
1996, respectively, were expensed.

   Net (loss) income per common share - Basic net income per common share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net
(loss) income available to common shareholders by the weighted average number of common shares outstanding during the year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. For the years ended July 31, 1998 and 1997, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share.

New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of SFAS No. 130 will have no material impact on the Company's financial statements. The Company has not completed evaluating the impact of implementing the provision of SFAS No. 131.

   Financial Instruments -- The carrying amounts and estimated fair value of the Company's financial instruments are as follows:

      The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments.

      The carrying amount of long-term debt and short-term borrowings are estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

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

   Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the classifications used in 1998.

2. ACQUISITIONS

   On November 5, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R) product line ("Peridex"), a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12,000,000 plus the value of acquired inventory. Payment of the purchase price was structured as follows: $6,000,000 paid at closing, $1,000,000 paid within 30 days after closing, $3,000,000 paid within 180 days after closing, $1,000,000 is payable within 12 months after closing, and $1,000,000 is payable within 24 months after closing.

On November 10, 1997, the Company acquired, by merger, Oxycal Laboratories, Inc. ("Oxycal"). Oxycal develops, manufactures and markets a patented, enhanced form of Vitamin C under the trademark Ester-C(R). The Company paid $28,000,000 for all outstanding shares of Oxycal. The Company raised the funds to consummate the Merger in a private placement of 30,000 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and warrants to purchase 360,000 shares of the Company's common stock for $30,000,000.

   The Peridex and Oxycal acquisitions were accounted for using the purchase method of accounting for business combinations. In connection with the Oxycal acquisition, trademarks and goodwill of $11,096,280 and $3,698,760 were recorded and are amortized on a straight-line basis over 25 and 20 years. In connection with the Peridex acquisition, goodwill of $11,570,637 was recorded and is amortized on a straight-line basis over 12 years. Results of operations of Peridex and Oxycal have been included in the Company's statement of operations from their respective acquisition dates.

   The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of each period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The unaudited pro forma summary data for the year ended July 31, 1997 combines historical financial information of the Company for the year ended July 31, 1997 and Peridex and Oxycal for the year ended June 30, 1997. The unaudited pro forma summary data for the year ended July 31, 1998 combines actual financial results of the Company for the year ended July 31, 1998, which includes Peridex and Oxycal results for the nine months ended July 31, 1998, and Peridex and Oxycal for the three months ended September 30, 1997. The embedded dividend for the year ended July 31, 1998 and 1997 represents 270 days of accretion and is based on the assumption that the Preferred Stock had been issued at the beginning of each period.

                                                         1998           1997
                                                         ----           ----
         Revenues                                    $ 68,329,759   $ 65,757,902

         Net income                                  $  4,991,556   $  3,942,566

         Series A Preferred Stock embedded dividend  $  7,314,600   $  7,314,600

         Net loss available to common shareholders   $ (2,323,044)  $ (3,372,034)

         Basic loss per share                        $      (0.07)  $      (0.11)

   These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the increase in amortization expense associated with goodwill as a result of applying the purchase method of accounting for the acquisitions.

   On April 4, 1997, the Company acquired Cygnus, a privately-held company located in Scottsdale, Arizona that manufactures and distributes intra-oral camera systems and other dental imaging products. The acquisition was accounted for as a purchase and resulted in the issuance of 259,398 shares of the Company's common stock with a market value of $1,725,000 and the recording of approximately $2,101,000 of goodwill. The goodwill is amortized on a straight-line basis over 15 years.

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

3. INVENTORIES

   Inventories consist of the following at July 31:

                                      1998           1997
                                  ------------   ------------
         Finished goods.........  $  7,048,539   $  4,381,339
         Raw materials..........     4,807,214        451,563
         Inventory reserves ....      (305,744)      (546,275)
                                  ------------   ------------
         Total inventories .....  $ 11,550,009   $  4,286,627
                                  ============   ============

   Amounts charged to cost of products sold to increase inventory reserves during fiscal 1998, 1997 and 1996 were $129,880, $396,996 and $1,117,065, respectively.

4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at July 31:

                                                                1998         1997
                                                            -----------  -----------
         Land.............................................  $   817,911  $   216,731
         Building and improvements........................    2,069,626      651,034
         Furniture and equipment..........................    2,700,739    2,234,889
         Leasehold improvements and other assets..........      374,229      387,631
         Production and warehouse equipment...............    1,912,037      118,553
                                                            -----------  -----------
         Total property and equipment.....................    7,874,542    3,608,838
         Less accumulated depreciation and amortization ..    2,918,681    1,743,453
                                                            -----------  -----------
         Property and equipment -- net....................  $ 4,955,861  $ 1,865,385
                                                            ===========  ===========

5. INTANGIBLE ASSETS

   Intangible assets consist of the following at July 31:

                                                                    1998          1997
                                                                    ----          ----
         Purchased technology rights -- net of accumulated
          amortization of $945,619 (1998) and $509,180
          (1997)..............................................  $  6,473,854  $ 6,910,293
                                                                ============  ===========
         Goodwill -- net of accumulated amortization of
          $1,205,338 (1998) and $162,070 (1997)...............  $ 17,009,914  $ 2,693,139
                                                                ============  ===========
         Trademarks - net of accumulated amortization of
          $427,193 (1998) and $59,741 (1997) .................  $ 11,131,925  $    28,119
                                                                ============  ===========
         Patents..............................................  $  1,110,644  $   482,634
         Licensing costs......................................     1,692,853    1,086,509
         Other................................................       265,844      204,544
                                                                ------------  -----------
         Total other intangible assets........................     3,069,341    1,773,687
         Less accumulated amortization........................       895,989      573,264
                                                                ------------  -----------
         Other intangible assets -- net.......................  $  2,173,352  $ 1,200,423
                                                                ============  ===========

   Licensing costs consist primarily of professional fees associated with obtaining FDA approval for a new product, OraTest (formerly OraScan). The recoverability of the deferred licensing costs and purchased technology rights is dependent upon both FDA approval and sufficient revenues generated from sales of OraTest; management believes they will receive FDA approval and generate revenues sufficient to recover such costs. Purchased technology rights relate to the acquisition of CTM (Note 2).

   Amortization of the Company's intangible assets during fiscal 1998, 1997 and 1996, was $2,000,090, $656,086 and $335,214, respectively.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   The Company obtained a $2,000,000 bank line of credit in April 1998, which is collateralized by trade accounts receivable, inventories and rights to payment. This line of credit expires December 31, 1998. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.5% at July 31, 1998) plus .50%. At July 31, 1998, the Company had no borrowings against this line.

   At July 31, 1998, short-term borrowings consisted of $87,598 for installments due on the Company's various insurance policies.

   At July 31, 1998, long-term debt consists of a mortgage note, the Peridex purchase commitment, and notes on equipment. The mortgage note of $354,223 at July 31, 1998, bears interest at a fixed rate of 9.00% per year due in monthly principal installments of $2,315, through March 2001 with a balloon payment due April 1, 2001. The note is collateralized by the Company's land and building. The purchase commitment of $2,000,000 (Note 2) is reduced by $141,635 for the unamortized discount on the debt which has an imputed interest rate of 10.00%. Also included in long-term debt at July 31, 1998 is $95,916 in various notes for equipment and computer systems with interest rates between 3.06% and 9.44% and maturities between two to three years.

   Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:

         1999...........................  $ 1,072,340
         2000...........................    1,079,141
         2001...........................      298,658
                                          -----------
         Total..........................    2,450,139
         Less unamortized discount .....      141,635
         Less current portion ..........      952,957
                                          -----------
         Long-term portion .............  $ 1,355,547
                                          ===========

   Under the mortgage note, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 1998, the Company was in compliance with all required covenants.

7. LICENSING FEE INCOME AND ROYALTIES

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

   During 1996, the Company received $750,000 in non-refundable licensing fees from P&G in connection with a licensing agreement between P&G and the Company, which was subsequently terminated on April 3, 1996. Additionally, under the licensing agreement with P&G, the Company received $265,330 in reimbursements for costs associated with obtaining FDA approval for OraTest.

   On July 22, 1996, Young Innovations, Inc. ("Young") acquired substantially all of the assets and certain liabilities of Denticator International, Inc. ("DII"). Bio-Dental received approximately $7,500,000 in lieu of future royalties that Bio-Dental was entitled to receive in connection with its licensing agreement with DII. In addition, Young issued Bio-Dental a product credit against future purchases from Young equal to the amounts due Bio-Dental at the time of closing. Included in other receivables at July 31, 1997 is $319,127 of product credits due from Young.

   During 1996, Bio-Dental earned royalties under the DII licensing agreement totaling $1,235,069, which are included in licensing fees and royalty revenue.

8. STOCK OPTIONS AND WARRANTS

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

   a. Options -- The Company adopted the 1997 Stock Option Award Plan which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors of the Company to purchase up to 1,000,000 shares of the Company's common stock. The options are issuable at an exercise price no less than market value at the date of grant. Options may be exercised up to five to ten years from the date of grant. At July 31, 1998, 311,874 shares were available for grant under this plan.

   The Company adopted a Stock Option Award Plan which became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company's common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options are issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 1998, no shares were available for grant under this plan.

   The Company adopted a Non-Employee Directors Stock Option Plan which became effective October 20, 1989, authorizing the Board of Directors to grant options to 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options are issuable at exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 1998, 70,000 shares were available for grant under this plan.

   A summary of the status of the option plans as of July 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                                  1998                      1997                      1996
                                         ----------------------    ----------------------    ----------------------
                                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE                  EXERCISE
                                           SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                         -----------   --------    -----------   --------    -----------   --------
Outstanding at beginning of year ......    2,151,946     $ 4.03      1,906,575     $ 2.81      2,040,936     $ 2.35
Granted................................      586,000       5.97        712,558       6.98        354,242       4.26
Exercised..............................     (422,973)      3.15       (285,493)      1.90       (414,351)      2.28
Forfeited..............................     (248,482)      3.87       (181,694)      3.93        (74,252)      3.51
                                         -----------               -----------               -----------
Outstanding at end of year.............    2,066,491       5.26      2,151,946       4.03      1,906,575       2.81
                                         ===========               ===========               ===========
Options exercisable at year-end .......    1,494,866                 1,703,267                 1,851,575
                                         ===========               ===========               ===========
Weighted average fair value of
  options granted during the year .....  $      1.96               $      2.54               $      1.90
                                         ===========               ===========               ===========

   The following table summarizes information about fixed stock options outstanding at July 31, 1998:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
            ------------------------------------------------------------    ---------------------------
                                  NUMBER        WEIGHTED        WEIGHTED        NUMBER         WEIGHTED
                               OUTSTANDING      AVERAGE         AVERAGE      EXERCISABLE       AVERAGE
                RANGE OF           AT           REMAINING       EXERCISE          AT           EXERCISE
            EXERCISE PRICES   JULY 31, 1998  CONTRACTUAL LIFE    PRICE      JULY 31, 1998       PRICE
            ---------------   -------------  ----------------   --------    -------------      --------
            $0.12 -- $1.31       279,752           2.83         $  1.21        279,752         $  1.21
             2.42 --  4.00       314,688           5.16            3.01        308,063            3.00
             4.24 --  6.13       706,093           6.95            5.49        372,093            5.20
             6.50 --  8.18       765,958           7.46            6.91        534,958            7.01
                               ---------                                     ---------
             0.12 --  8.18     2,066,491                                     1,494,866
                               =========                                     =========

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for its stock-based employee compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net (loss) income available to common shareholders and (loss) income per share available to common shareholders for the years ended July 31, 1998, 1997 and 1996 would have been reduced (increased) to the pro forma amounts indicated below, followed by the model assumptions used:

                                                                                      JULY 31,
                                                                          1998           1997           1996
                                                                      -----------    -----------    -----------
           Net (loss) income available to common shareholders:
             As reported..................................            $(5,014,000)   $(6,458,000)   $ 1,217,000
             Pro forma....................................            $(6,114,000)   $(7,791,000)   $   862,000
           Net (loss) income available to common shareholders
             per basic shares outstanding:
             As reported..................................            $      (.15)   $      (.20)   $       .04
             Pro forma....................................            $      (.18)   $      (.25)   $       .03
           Black-Scholes model assumptions:
             Risk-free interest rate......................             4.2 -- 4.4%    5.5 -- 6.0%    5.5 -- 6.0%
             Expected volatility..........................                     38%            39%            39%
             Expected term................................            2 -- 6 years   2 -- 6 years   3 -- 6 years
             Dividend yield...............................                      0%             0%             0%

   b. Warrants -- The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided and purchases of the Company's stock. Activity related to such warrants, which expire at various dates through October 2000, is summarized as follows:

                                              NUMBER OF     WARRANT PRICE
                                                SHARES        PER SHARE
                                              ---------  -------------------
           Outstanding, August 1, 1995.....     956,902   $   .60 -- $   3.77
             Exercised....................    (140,138)     2.41
             Expired......................     (46,092)     3.13
                                             ----------
           Outstanding, July 31, 1996.....     770,672       .60 --     3.77
             Issued.......................     300,000    8.6125
             Exercised....................    (153,665)      .60 --     3.00
             Expired......................     (14,992)      .75 --     2.41
                                             ----------
           Outstanding, July 31, 1997.....     902,015       .60 --   8.6125
             Issued.......................     456,000     7.625 --    9.915
             Exercised....................    (214,609)      .60 --     3.00
                                             ----------
           Outstanding, July 31, 1998.....   1,143,406   $  3.00 -- $  9.915
                                             =========


9. INCOME TAXES

   The consolidated income tax (benefit) provision consists of the following for the years ended July 31:

                                                        1998           1997          1996
                                                    ------------   -----------   -----------
           Current:
             Federal.............................   $    (51,000)  $  (312,000)  $ 1,524,000
             State...............................         (9,000)          --        455,000
                                                    ------------   -----------   -----------
           Total current.........................        (60,000)     (312,000)    1,979,000
                                                    ------------   -----------   -----------
           Deferred:
             Federal.............................     (1,479,000)     (304,000)     (245,000)
             State...............................       (261,000)       26,000      (195,000)
                                                    ------------   -----------   -----------
           Total deferred........................     (1,740,000)     (278,000)     (440,000)
                                                    ------------   -----------   -----------
           Total consolidated income tax (benefit)
           provision.............................   $ (1,800,000)  $  (590,000)  $ 1,539,000
                                                    ============   ===========   ===========

   The reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

                                                                  1998    1997    1996
                                                                  ----    ----    ----
           Federal statutory rate...............................    34%    (34)%    34%
           Adjustments:
             State income taxes -- net of federal benefit.......     6      (6)      6
             Non-deductible meal and entertainment expenses ....     7       2       2
             Non-deductible acquisition expenses and other .....    14
             Non-deductible goodwill amortization ..............    74
             (Decrease) increase in valuation allowance.........  (494)     30      14
                                                                  -----   ----   -----
           Effective tax rate...................................  (359)%    (8)%    56%
                                                                  ====    ====    ====

   The components of the Company's deferred income tax assets and liabilities for the years ended July 31 are shown below:

                                                                           1998          1997
                                                                       -----------   -----------
           Current deferred income tax assets:
             Net operating loss carryforwards........................  $ 7,062,000   $ 6,810,000
             Allowance for obsolete or discontinued inventory........      146,000       219,000
             Book basis vs. tax basis differences....................       49,000       227,000
             Reserve for litigation..................................       27,000       180,000
             Product warranty allowance..............................       45,000       173,000
             Allowance for doubtful accounts.........................      112,000       140,000
             Accrued vacation........................................       79,000        40,000
             Other...................................................       36,000        20,000
                                                                       -----------   -----------
           Total current deferred income tax assets..................    7,556,000     7,809,000
           Valuation allowance.......................................   (4,771,000)   (7,563,000)
                                                                       -----------   -----------
           Net deferred income tax asset.............................  $ 2,785,000   $   246,000
                                                                       ===========   ===========

   Approximately $1,739,000 of the deferred tax asset before valuation allowance relates to deductions generated by the exercise of stock options, which, if realized, will result in an increase in capital in excess of par value. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

   Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. For the year ended July 31, 1998, the Company returned to profitability and as a result recorded an income tax benefit of $2,600,000 ($800,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

   At July 31, 1998, the Company had federal net operating loss carryforwards totaling approximately $19,412,000 which expire, if not previously utilized, from 1999 through 2013. Net operating loss carryforwards for state income tax purposes, totaling approximately $7,703,000, must be utilized within five years of the date of their origination, and expire from 1999 through 2003.

10. REDEEMABLE PREFERRED STOCK

   On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal Laboratories, Inc. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net (loss) income available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the year, 1,200 shares of the Preferred Stock were converted into common stock.


11. COMMITMENTS AND CONTINGENCIES

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

   At July 31, 1998, approximately $1,820,000 has been spent. The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company's new products, until such time as three times the amount of funds expended on the Company's marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $16,000, $64,000 and $15,000, for the years ended July 31, 1998, 1997 and 1996, respectively.

   In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell, the inventor of one of the Company's treatment compositions, a royalty of 5% of gross sales of the treatment composition. Royalty expense to Dr. Tinnell for the years ended July 31, 1998, 1997 and 1996 was $371,943, $310,827 and $300,078, respectively.

   The Company has a New Drug Application pending with the FDA for OraTest. The initiation of the marketing of OraTest in the United States is dependent upon the approval of the New Drug Application by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for OraTest, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. The Company believes that the FDA will approve the New Drug Application and the production and marketing of OraTest (Note 5).

   The Company leases a manufacturing facility in Phoenix, Arizona under a three year agreement which expires April 30, 1999. The agreement has an option to renew for an additional five years. Additionally, the Company leases offices, warehouse facilities and certain equipment, under operating leases which expire through 2002. Future minimum lease payments under these non-cancelable leases are as follows:

                     1999.........         245,503
                     2000.........         197,189
                     2001.........         187,835
                     2002.........          63,194
                                         ---------
                     Total........       $ 693,721
                                         =========

   Rent expense for the years ended July 31, 1998, 1997 and 1996 totaled $270,297, $209,110 and $171,096 and, respectively.

   Peridex was manufactured by Procter & Gamble through June 1998. Subsequently, Accupac of Mainland, Pennsylvania, became the primary manufacturer and is currently seeking FDA clearance to manufacture Peridex. The Company believes it has sufficient inventory of Peridex to fulfill all orders until Accupac receives FDA clearance.

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

   In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. In February 1997, the plaintiffs started the process to appeal the judgment. Subsequently, the appellate court upheld the lower court's summary judgment in favor of Bio-Dental. Accordingly, Bio-Dental reversed $375,000 representing the remaining amount of accrued liability.

   The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12. EMPLOYEE BENEFIT PLAN

   The Company has adopted the Zila, Inc. 401(k) Savings and Retirement Plan (the "Plan") for the benefit of eligible employees. Employees may elect to defer receipt of a portion of their compensation to future years. The Company may make matching or profit sharing contributions to the Plan. During 1998, 1997, and 1996, the Company contributed approximately $39,600, $19,000 and $14,000, respectively, to the Plan.


13. IMPAIRMENT OF ASSETS

   In connection with assessing the recoverability of goodwill and other intangible assets in the first quarter of fiscal 1997, the Company determined that such assets that are associated with Integrated Dental Technologies, Inc. ("IDT"), a wholly-owned subsidiary of Bio-Dental, would not likely be recoverable. This determination was the result of IDT failing to achieve original projections of operating results subsequent to the restructuring of IDT in early 1996. As a result, a $587,659 impairment loss was recognized to reduce the carrying value of these long-lived assets to fair value. Fair value was estimated based on management's best estimate of discounted future cash flows.

14. EQUITY LINE INVESTMENT AGREEMENT

   In April 1997, the Company entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allowed the Company to sell up to $25,000,000 of the Company's common stock with the proceeds to be used to fund OraTest marketing and general corporate purposes. Under the Investment Agreement the Company sold $13,000,000 of common stock. The option to sell stock to the Investor expired in September 1998.

   As a commitment fee for keeping the equity line available for the 12 Month Period, the Company issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three year period commencing October 31, 1997.

15. SEGMENTS OF BUSINESS

   The Company has organized its business into three major operating groups:
Pharmaceutical Products, Professional Products and Nutraceutical Products. The Pharmaceutical Products Group consists of over-the-counter and prescription products, including the Zilactin family of over-the-counter products, Peridex prescription mouth rinse, and OraTest, an oral cancer diagnostic system. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Practiceworks, a dental practice management software company. The Nutraceutical Products Group is presently comprised of Oxycal Laboratories and its Inter-Cal subsidiary, manufacturers and distributors of a patented and enhanced form of Vitamin C under the trademark Ester-C(R).

Intersegment sales are not significant.

                                                     PHARMACEUTICAL       PROFESSIONAL        NUTRACEUTICAL          TOTAL
                                                     --------------       ------------        -------------       -----------
          Net sales:
            1998..................................     $15,512,038         $34,188,419         $12,242,308        $61,942,765
            1997..................................       6,739,571          31,852,681                             38,592,252
            1996..................................       5,978,131          31,501,415                             37,479,546
          (Loss) income before income taxes:
            1998..................................       (680,776)           (991,833)           2,173,677            501,068
            1997..................................     (3,672,521)         (3,375,787)                            (7,048,308)
            1996..................................       (827,337)           3,583,153                              2,755,816
          Identifiable assets:
            1998..................................      28,110,922          13,552,136          28,200,919         69,863,977
            1997..................................      13,908,770           9,695,262                             23,604,032
            1996..................................      12,030,307          13,279,474                             25,309,781
          Capital expenditures:
            1998..................................         456,417             375,664             444,181          1,276,262
            1997..................................         339,095             262,077                                601,172
            1996..................................         612,175             267,849                                880,024
          Depreciation and amortization:
            1998..................................       1,590,324             571,730             607,899          2,769,956
            1997..................................         774,525             379,903                              1,154,428
            1996..................................         289,786             473,878                                763,664




16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information is presented in the following summary:



                                                                                        1997
                                                     ------------------------------------------------------------------------
                                                                                      Quarters Ended
                                                     ------------------------------------------------------------------------
                                                       October 31          January 31           April 30           July 31
                                                     --------------       ------------        -------------       -----------
Revenues......................................       $9,230,522           $9,779,214          $9,927,993          $9,727,163
Gross Profit..................................        3,444,608            3,720,278           3,857,956           4,099,708
Net loss......................................       (2,274,221)          (1,455,619)         (1,447,087)         (1,281,450)
Net loss per share - basic....................            (0.07)               (0.05)              (0.05)              (0.03)
Net loss per share - diluted..................            (0.07)               (0.05)              (0.05)              (0.03)



                                                                                        1998
                                                     ------------------------------------------------------------------------
                                                                                      Quarters Ended
                                                     ------------------------------------------------------------------------
                                                       October 31          January 31           April 30           July 31
                                                     --------------       ------------        -------------       -----------
Revenues......................................       $10,800,182          $16,940,983         $17,723,721         $16,642,224
Gross Profit..................................         4,222,924            8,822,177           9,799,328           8,586,008
Net income (loss).............................          (429,790)           1,281,999             220,661           1,228,198
Net loss available to common
shareholders..................................          (429,790)          (1,872,693)         (2,667,430)            (43,619)
Net loss available to common
shareholders - basic..........................             (0.01)               (0.05)              (0.08)              (0.00)
Net loss available to common
shareholder - diluted.........................             (0.01)               (0.05)              (0.08)              (0.00)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                            DESCRIPTION                                          PAGE OR
                                                                                                   METHOD OF FILING
2        Merger Agreement dated August 8, 1996 among Zila, Inc. Bio-Dental
         Technologies Corporation and Zila Merger Corporation                                                  A
3-A      Certificate of Incorporation, as amended                                                              B
3-B      Bylaws                                                                                                B
4-A      Specimen Stock Certificate                                                                            B
4-B      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                           L
4-C      Specimen Warrant Certificate                                                                          C
4-D      Form Stock Purchase Warrant re Series A Preferred Stock                                               L
4-E      Deere Park Capital Management Warrant
                                                                                                               J
4-F      Bartholomew Investment, L.P. Warrant                                                                  J
10-A     Revolving Line of Credit Loan Agreement dated April 8, 1991 between
         Zila, Inc. and Banc One, Arizona
                                                                                                               D
10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                           E
10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                          E
10-E#    1997 Stock Option Award Plan                                                                          L
10-G     Manufacturing and Distribution Agreement dated March 12, 1993 between
         Zila, Inc. and Germiphene Corporation                                                                 G
10-H     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
         and Zila Pharmaceuticals, Inc                                                                         H
10-I     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                             J
10-J     Amendment to Private Equity Line of Credit Agreement                                                  J
10-K     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                                J
10-L     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P                                                                  J
10-M     Merger Agreement dated as of April 3, 1997 among Zila, Inc., Cygnus
         Imaging, Inc., Cygnus Merger Corporation, and Egidio Cianciosi,
         James Jenson and Kenneth Kirk                                                                         J
10-N     Securities Purchase Agreement dated as of October 17, 1997 by and
         among Zila, Inc. and certain investors                                                                L
10-O     Registration Rights Agreement dated October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                      L
21       Subsidiaries of Registrant                                                                            *
23-A     Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *
23-B     Consent of Grant Thornton (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *
24-A     Power of Attorney of Joseph Hines                                                                     *
24-B     Power of Attorney of Bradley C. Anderson                                                              *
24-C     Power of Attorney of Clarence J. Baudhuin                                                             *
24-D     Power of Attorney of Carl A. Schroeder                                                                *
24-E     Power of Attorney of Patrick M. Lonergan
                                                                                                               *
24-F     Power of Attorney of Michael S. Lesser                                                                *
24-G     Power of Attorney of Curtis M. Rocca                                                                  *
24-H     Power of Attorney of Thomas B. Simone                                                                 *
27       Financial Data Schedule                                                                               *
99       The Company's 1998 Proxy Statement for the Annual Meeting of
         Stockholders to be held on December 10, 1998                                                          K


#        Management contract or compensation plan or arrangement
*        Filed herewith
A        Incorporated by reference to Exhibit 2 to the Company's Form S-4 Registration Statement
         No. 333-10107, as amended
B        Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1988, as amended
C        Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, as amended
D        Incorporated by reference to the Company's Form S-3 Registration Statement No.
         33-46239
E        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the
         quarterly period ended January 31, 1996, as amended
F        Incorporated by reference to Exhibit 10-C to Post-Effective Amendment No. 3 to Form S-1
         Registration Statement No. 33-27739
G        Incorporated by reference to Exhibit 10-L to the Company's Annual
         Report on Form 10-K For the fiscal year ended July 31, 1993, as amended
H        Incorporated by reference to the Company's Quarterly Report for the quarterly period ended October 31, 1996, as amended
I        Incorporated by reference to the Company's Current Report dated February 11,
         1997
J        Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651
K        Filed by amendment
L        Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997