Form 10-Q
period 1998-10-31
ZILA INC
filed 1998-12-11
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended October 31, 1998 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ______________________

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

         The number of shares of the Company's common stock outstanding at October 31, 1998 was 35,301,936 shares.

                                TABLE OF CONTENTS

                                                                                                         Page no.
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of October 31, 1998 and July 31, 1998                 3

             Condensed consolidated statements of operations for three months ended October 31,
             1998 and 1997                                                                                  4

             Condensed consolidated statements of cash flows for three months ended October 31,
             1998 and 1997                                                                                  5

             Notes to unaudited condensed consolidated financial statements                                6-8

   Item 2.  Management's discussion and analysis of financial condition and results of operations         9-10

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                                10

   Item 5.  Other information                                                                                11

   Item 6.  Exhibits and reports on Form 8-K                                                                 11

             SIGNATURES                                                                                      12

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            October                July
ASSETS                                                                                     31, 1998            31, 1998
                                                                                           --------            --------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  3,320,772         $  5,241,201
  Trade receivables - net                                                                 7,812,340            7,161,240
  Income tax receivable                                                                                          250,877
  Inventories                                                                            12,306,754           11,550,009
  Prepaid expenses and other current assets                                               1,383,035            1,003,381
  Deferred income taxes                                                                   3,631,430            2,785,430
                                                                                       ------------         ------------

         Total current assets                                                            28,454,331           27,992,138
                                                                                       ------------         ------------

PROPERTY AND EQUIPMENT - Net                                                              5,540,676            4,955,861
PURCHASED TECHNOLOGY RIGHTS - Net                                                         6,364,744            6,473,854
GOODWILL - Net                                                                           16,680,428           17,009,914
TRADEMARKS - Net                                                                         11,015,559           11,131,925
OTHER INTANGIBLE ASSETS - Net                                                             2,137,609            2,173,352
OTHER ASSETS                                                                                128,983              126,833
                                                                                       ------------         ------------


TOTAL                                                                                  $ 70,322,330         $ 69,863,877
                                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  3,839,248         $  4,917,626
  Accrued liabilities                                                                     2,589,606            2,251,105
  Deferred revenue                                                                          669,514              567,956
  Short-term borrowings                                                                     121,717               87,598
  Current portion of long-term debt                                                         999,416              952,957
                                                                                       ------------         ------------

         Total current liabilities                                                        8,219,501            8,777,242

LONG-TERM DEBT - Net of current portion                                                   1,338,636            1,355,547
                                                                                       ------------         ------------

          Total liabilities                                                               9,558,137           10,132,789
                                                                                       ------------         ------------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 26,742 shares (October 31, 1998) and
  28,800 shares (July 31, 1998); liquidation preference value: $1,220 per share          31,387,056           33,801,930
                                                                                       ------------         ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 35,301,936 shares
   (October 31, 1998) and 34,743,575 shares (July 31, 1998)                                  35,302               34,744
  Capital in excess of par value                                                         46,569,473           43,877,560
  Deficit                                                                               (17,227,213)         (17,982,721)
                                                                                       ------------         ------------

                                                                                         29,377,562           25,929,583
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                                       (425)                (425)
                                                                                       ------------         ------------

        Total shareholders' equity                                                       29,377,137           25,929,158
                                                                                       ------------         ------------

TOTAL                                                                                  $ 70,322,330         $ 69,863,877
                                                                                       ============         ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS ENDED OCTOBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                 Quarters ended October 31,
                                                     1998                 1997
                                                     ----                 ----
REVENUES                                     $ 16,502,808         $ 10,800,182

OPERATING COSTS AND EXPENSES
  Cost of products sold                         7,858,646            6,577,258
  Selling, general and administrative           7,611,952            4,363,864
  Depreciation and amortization                   886,318              321,276
                                             ------------         ------------
                                               16,356,916           11,262,398
                                             ------------         ------------

INCOME (LOSS) FROM OPERATIONS                     145,892             (462,216)
                                             ------------         ------------

OTHER INCOME (EXPENSES)
  Interest income                                  76,804               51,133
  Interest expense                                (70,222)             (11,619)
  Other income (expense)                            7,034               (7,088)
                                             ------------         ------------

                                                   13,616               32,426
                                             ------------         ------------

INCOME (LOSS) BEFORE BENEFIT FOR
    INCOME TAXES                                  159,508             (429,790)

INCOME TAX BENEFIT                                596,000
                                             ------------         ------------

NET INCOME (LOSS)                            $    755,508         $   (429,790)
                                             ============         ============

NET INCOME (LOSS) - BASIC                    $       0.02         $      (0.01)
                                             ============         ============

NET INCOME (LOSS) - DILUTED                  $       0.02         $      (0.01)
                                             ============         ============

BASIC SHARES OUTSTANDING                       35,000,460           32,699,119
EQUIVALENT SHARES                               7,400,238
                                             ------------         ------------
DILUTED SHARES OUTSTANDING                     42,400,698           32,699,119
                                             ============         ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997


                                                                                       1998                 1997
                                                                                       ----                 ----
OPERATING ACTIVITIES:
     Net income (loss)                                                          $   755,508         $  (429,790)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation and amortization                                              886,318             321,276
         Discount on contractual obligation                                          46,459
         Deferred income taxes                                                     (596,000)
         Change in assets and liabilities:
             Receivables - net                                                     (400,223)           (107,576)
             Inventories                                                           (756,745)           (480,956)
             Prepaid expenses and other assets                                     (381,804)           (122,820)
             Accounts payable and accrued expenses                                 (739,877)           (372,423)
             Deferred revenue                                                       101,558                (866)
                                                                                -----------         -----------
               Net cash used in operating activities                             (1,084,806)         (1,193,155)
                                                                                -----------         -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (820,388)           (220,988)
     Purchases of intangible assets                                                 (60,040)           (115,758)
                                                                                -----------         -----------
         Net cash used in investing activities                                     (880,428)           (336,746)
                                                                                -----------         -----------

FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                                         34,119              70,769
     Net proceeds from issuance of common stock                                      27,597           8,213,114
     Principal payments on long-term debt                                           (16,911)             (6,946)
                                                                                -----------         -----------
         Net cash provided by financing activities                                   44,805           8,276,937
                                                                                -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,920,429)          6,747,036

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  $ 5,241,201         $ 2,071,563
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 3,320,772         $ 8,818,599
                                                                                ===========         ===========

CASH PAID FOR INTEREST                                                          $    23,762         $    11,619
                                                                                ===========         ===========

CASH PAID FOR INCOME TAXES                                                      $      --           $      --
                                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 1999:

     Income tax benefit attributable to exercise of common stock options        $   250,000

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

2. In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128, requires a reconciliation of the numerator and denominator of basic and diluted earnings per share as follows:

                                                                                    For the Three Months Ended October 31,
                                                                                            1998                      1997
                                                                                            ----                      ----
         Net income (loss)                                                              $755,508                $(429,790)
         Average outstanding common shares                                            35,000,460                32,699,119
         Basic net income (loss) per share                                                 $0.02                   $(0.01)
         Diluted net income (loss) per share:
             Net income (loss) available for diluted earnings
                  Per share                                                             $755,508                $(429,790)

         Average outstanding common shares from above                                 35,000,460                32,699,119
         Additional dilutive shares related to stock
              Options and warrants                                                       461,898
         Additional dilutive shares related to convertible
              Preferred stock                                                          6,938,340
                                                                                      ----------
         Average outstanding and potentially dilutive
              Common shares                                                           42,400,698                32,699,119
         Dilutive net income (loss) per share                                              $0.02                   $(0.01)

         Options and warrants to purchase 2,083,928 shares of common stock at various prices were outstanding during the three months ended October 31, 1998, but were not included in the computation of dilutive net income per share because the exercise prices of the options and warrants were greater than the average price of the common shares. The effect of including these shares in the computation of dilutive net income per share would be antidilutive.

         Since a loss was incurred for the three months ended October 31, 1997, options and warrants to purchase shares of common stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3.       Inventories consist of the following:

                                                                                  October 31,               July 31,
                                                                                         1998                   1998
                                                                                         ----                   ----
         Finished goods                                                            $7,507,965             $7,048,539
         Raw materials                                                              5,104,533              4,807,214
         Inventory reserves                                                         (305,744)              (305,744)
                                                                                  ------------           ------------
                                                                                  $12,306,754            $11,550,009
                                                                                  ============           ============

4. The Company has a New Drug Application pending with the Food and Drug Administration ("FDA") for ORATEST. The initiation of the marketing of ORATEST in the United States is dependent upon the approval of the New Drug Application ("NDA") by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for ORATEST, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November, 1998, the FDA notified the Company that the NDA is being given "priority review," which targets completion of agency review within six months from September 3, 1998, when the Company provided newly requested histopathology data. The Company believes that the FDA will approve the New Drug Application and the production and marketing of ORATEST.

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

6. Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. Recently, however, the Company returned to profitability and for the quarter ended October 31, 1998 recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

7. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 130 on August 1, 1998. This adoption had no material impact on the Company's financial statements. Although SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, disclosures are only required at year end in the initial year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS:

                  For the quarter ended October 31, 1998, the Company had net income of $755,508 compared to a net loss of $429,790 for the quarter ended October 31, 1997. Revenues during the first quarter of the current fiscal year totaled $16,502,808 compared to revenues of $10,800,182 during the first quarter of the prior fiscal year, a 52.8% increase. The growth in revenues was primarily attributable to the Company's acquisitions of Oxycal and Peridex in November 1997.

                  In the quarter ended October 31, 1998, cost of products sold was $7,858,646, a 19.5% increase from $6,577,258 for the quarter ended October 31, 1997. Cost of products sold as a percentage of revenues decreased to 47.6% in the quarter ended October 31, 1998 from 60.9% in the quarter ended October 31, 1997. These decreases are primarily due to lower costs, as a percentage of revenues, resulting from the acquisitions of Oxycal and the Peridex(R) product line.

                  Selling, general and administrative expenses increased $3,248,088 from $4,363,864 in the first quarter of fiscal year 1998 to $7,611,952 for the same period in fiscal year 1999. This increase is attributable mainly to selling, general and administrative expenses resulting from the Oxycal and Peridex acquisitions. Additional expenses were incurred related to regulatory, pre-marketing and clinical activities associated with the Company's OraTest oral cancer detection system.

                  Depreciation and amortization expenses increased $565,042 from $321,276 in the first quarter of fiscal 1998 to $886,318 for the same period in fiscal 1999. The increase is mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex acquisitions which occurred during the second quarter of fiscal 1998.

         Recently, the Company returned to profitability and for the quarter ended October 31, 1998 recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value). In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

                  At October 31, 1998, the Company had net working capital of $20,234,830 and its current ratio (the ratio of current assets to current liabilities) was 3.5 to 1. At July 31, 1998, the Company had net working capital of $19,214,896, and its current ratio was 3.2 to 1.

                  Trade accounts receivable - net at October 31, 1998 were $7,812,340 compared to trade accounts receivable - net at July 31, 1998 of $7,161,240. Trade accounts receivable - net as a percentage of quarterly revenues were 47.3% at October 31, 1998 as compared to 43.0% at July 31, 1998.

                  At October 31, 1998, the Company had inventories of $12,306,754, an increase of $756,745 from inventories at July 31, 1998. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

                  During the three months ended October 31, 1998, net cash used in operations was approximately $1.084.806. This was primarily the result of changes in operating assets and liabilities offset by net income for the period. Net cash used in investing activities was approximately $880,000 during the three months ended October 31, 1998 and primarily were manufacturing related expenditures for OraTest and Oxycal.

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

         The Company is currently working to mitigate the extent of any "Year 2000" problems that may exist at the Company and may have an effect on its business, but it has not yet completed this evaluation. However, based on the Company's research gathered to date, the Company does not expect the costs to address the problem will be material, and it does not expect that the consequences of incomplete or untimely resolution of the problem will materially impact the operation of its business. The Company's PracticeWorks(R) software was programmed in such a manner that it is Year 2000 ready.

FORWARD LOOKING INFORMATION

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See the "Cautionary Factors That May Affect Future Results" in the Company's Form 10-K for the year ended July 31, 1998, which identifies some important factors that could cause actual results to differ materially from those contained in such forward-looking statements.

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

         The Company occasionally encounters minor litigation as a means to resolve disputes which arise in the ordinary course of business. None of these minor lawsuits is believed to be material to the Company's ongoing operations or operating results.

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


Date: December 11, 1998                      By /s/Joseph Hines
     -------------------                        ---------------
                                             Joseph Hines
                                             President, Chairman of the Board
                                             (Principal Executive Officer)



                                             By /s/Bradley C. Anderson
                                               -----------------------
                                             Bradley C. Anderson
                                             Vice President and Chief
                                             Financial Officer (Principal
                                             Financial & Accounting Officer)

                                Exhibit Index



           Exhibit Number             Description

                      27              Financial Data Schedule