Form 10-Q
period 1999-01-31
ZILA INC
filed 1999-03-17
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [X]    No   [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at January 31, 1999 was 38,640,082 shares.

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

             Condensed consolidated balance sheets as of January 31, 1999 and July 31, 1998
                                                                                                            3

             Condensed consolidated statements of operations for the quarter and six months ended
             January 31, 1999 and 1998                                                                      4

             Condensed consolidated statements of cash flows for six months ended January 31, 1999
             and 1998                                                                                       5

             Notes to condensed consolidated financial statements                                          6-9

   Item 2.  Management's discussion and analysis of financial condition and results of operations
                                                                                                          10-14

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                              15

   Item 5.  Other information                                                                              16

   Item 6.  Exhibits and reports on Form 8-K                                                               16

             SIGNATURES                                                                                    17

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                                       January            July
ASSETS                                                                                31, 1999          31, 1998
                                                                                    ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  2,124,622      $  5,241,201
  Trade receivables - net                                                              8,379,698         7,161,240
  Inventories                                                                         12,170,461        11,550,009
  Prepaid expenses and other current assets                                            1,710,157         1,254,258
  Deferred income taxes                                                                3,667,030         2,785,430
                                                                                    ------------      ------------

         Total current assets                                                         28,051,968        27,992,138
                                                                                    ------------      ------------

PROPERTY AND EQUIPMENT - Net                                                           5,623,154         4,955,861
PURCHASED TECHNOLOGY RIGHTS - Net                                                      6,255,634         6,473,854
GOODWILL - Net                                                                        16,128,382        17,009,914
TRADEMARKS - Net                                                                      11,149,921        11,131,925
OTHER INTANGIBLE ASSETS - Net                                                          2,345,133         2,173,352
OTHER ASSETS                                                                             148,817           126,833
                                                                                    ------------      ------------


TOTAL                                                                               $ 69,703,009      $ 69,863,877
                                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $  3,448,579      $  4,917,626
  Accrued liabilities                                                                  3,046,810         2,251,105
  Deferred revenue                                                                       787,983           567,956
  Short-term borrowings                                                                   68,903            87,598
  Current portion of long-term debt                                                      987,064           952,957
                                                                                    ------------      ------------

         Total current liabilities                                                     8,339,339         8,777,242

LONG-TERM DEBT - Net of current portion                                                1,539,898         1,355,547
                                                                                    ------------      ------------

          Total liabilities                                                            9,879,237        10,132,789
                                                                                    ------------      ------------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 12,660 shares (January 31, 1999) and
  28,800 shares (July 31, 1998); liquidation preference value: $1,220 per share       14,863,120        33,801,930
                                                                                    ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 38,640,082 shares
   (January 31, 1999) and 34,743,575 shares (July 31, 1998)                               38,640            34,744
  Capital in excess of par value                                                      63,296,948        43,877,560
  Deficit                                                                            (18,374,511)      (17,982,721)
                                                                                    ------------      ------------

                                                                                      44,961,077        25,929,583
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                                    (425)             (425)
                                                                                    ------------      ------------

        Total shareholders' equity                                                    44,960,652        25,929,158
                                                                                    ------------      ------------

TOTAL                                                                               $ 69,703,009      $ 69,863,877
                                                                                    ============      ============

    See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998


                                                  Quarters ended                     Six months ended
                                          ------------------------------      ------------------------------
                                           January 31,       January 31,       January 31,       January 31,
                                              1999              1998              1999              1998
                                          ------------      ------------      ------------      ------------
REVENUES                                  $ 18,121,619      $ 16,940,983      $ 34,624,427      $ 27,741,165
                                          ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                      8,625,052         8,118,806        16,483,698        14,696,064
  Selling, general and administrative        8,390,430         6,500,074        15,221,291        10,287,778
  Research & development                     1,386,347           779,710         2,167,438         1,351,149
  Depreciation and amortization                855,555           917,626         1,741,873         1,250,608
                                          ------------      ------------      ------------      ------------
                                            19,257,384        16,316,216        35,614,300        27,585,599
                                          ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS               (1,135,765)          624,767          (989,873)          155,566
                                          ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
  Interest income                               56,373            73,516           133,177           124,649
  Interest expense                             (60,758)          (95,539)         (130,980)         (107,158)
  Other expense                                 (7,148)          (20,745)             (114)          (20,848)
                                          ------------      ------------      ------------      ------------

                                               (11,533)          (42,768)            2,083            (3,357)
                                          ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT                               (1,147,298)          581,999          (987,790)          152,209

INCOME TAX BENEFIT                                               700,000           596,000           700,000
                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                           (1,147,298)        1,281,999          (391,790)          852,209

PREFERRED STOCK DIVIDEND REQUIREMENT:
  SERIES A EMBEDDED DIVIDEND (NOTE 7)                          3,154,692                           3,154,692
                                          ------------      ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                            $ (1,147,298)       (1,872,693)     $   (391,790)       (2,302,483)
                                          ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE          $      (0.03)     $      (0.05)     $      (0.01)     $      (0.07)
                                          ============      ============      ============      ============


BASIC AND DILUTED SHARES OUTSTANDING        37,655,846        34,058,097        36,142,529        33,381,442
                                          ============      ============      ============      ============


     See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 1999 AND 1998

                                                                                 1999              1998
                                                                             ------------      ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                       $   (391,790)     $    852,209
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation and amortization                                          1,741,873         1,250,608
         Discount on contractual obligation                                        69,666            85,404
         Deferred income taxes                                                   (631,600)         (700,000)
         Change in assets and liabilities:
             Receivables - net                                                   (967,581)          569,611
             Inventories                                                         (620,452)       (1,058,433)
             Prepaid expenses and other assets                                   (728,760)         (412,434)
             Accounts payable and accrued expenses                               (673,342)         (107,460)
             Deferred revenue                                                     220,027            95,817
                                                                             ------------      ------------
               Net cash (provided by) used in operating activities             (1,981,959)          575,322
                                                                             ------------      ------------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (1,149,723)         (715,653)
     Acquisition, net of cash acquired                                                          (33,595,322)
     Purchases of intangible assets                                              (349,468)         (249,349)
                                                                             ------------      ------------
         Net cash used in investing activities                                 (1,499,191)      (34,560,324)
                                                                             ------------      ------------
FINANCING ACTIVITIES:
     Net (payments) proceeds from short-term borrowings                           (18,695)           43,764
     Net proceeds from issuance of common stock                                   234,474        10,195,863
     Net proceeds from issuance of preferred stock                                               28,647,250
     Net proceeds from long-term debt                                           1,200,000            93,753
     Principal payments on long-term debt                                      (1,051,208)          (19,801)
                                                                             ------------      ------------
         Net cash provided by financing activities                                364,571        38,960,829
                                                                             ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (3,116,579)        4,975,827
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               $  5,241,201      $  2,071,563
                                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  2,124,622      $  7,047,390
                                                                             ============      ============
CASH PAID FOR INTEREST                                                       $     61,314      $     22,391
                                                                             ============      ============
CASH PAID FOR INCOME TAXES                                                   $       --        $       --
                                                                             ============      ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 1999:

     Income tax benefit attributable to exercise of common stock options     $    250,000

     Conversion of Convertible Redeemable Preferred stock                    $ 18,938,810

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

2. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128, requires a reconciliation of the numerator and denominator of basic and diluted earnings per share as follows:

                                        Quarter ended                     Six months ended
                                          January 31,                        January 31,
                                    1999              1998              1999              1998
                                ------------      ------------      ------------      ------------
Net loss available
   to common shareholders       $ (1,147,298)     $ (1,872,693)     $   (391,790)     $ (2,302,483)
Average outstanding
   common shares                  37,655,846        34,058,097        36,142,529        33,381,442
Basic and dilutive net loss
   per share                    $      (0.03)     $      (0.05)     $      (0.01)     $      (0.07)

         Since a loss was incurred for the quarter and six months ended January 31, 1999 and 1998, options and warrants to purchase shares of common stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3. Inventories consist of the following:

                       January 31,        July 31,
                           1999             1998
                       -----------      -----------
Finished goods         $ 8,018,444      $ 7,048,539
Raw materials            4,457,746        4,807,214
Inventory reserves        (305,729)        (305,744)
                       -----------      -----------
                       $12,170,461      $11,550,009
                       ===========      ===========

4. In November 1998, the Food & Drug Administration ("FDA") notified the Company that the OraTest(R) New Drug Application ("NDA") was being given "priority review," which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA's Oncologic Drugs Advisory Committee (the "Committee") met to review the OraTest(R) NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in a meeting at the agency on March 1, 1999.

         On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. Based on discussions at the March 1, 1999 meeting with the FDA, the Company is preparing to contract with a newly identified clinical research group for an additional clinical study. The researchers will commence the study after the FDA has completed its review of the study protocol that the researchers will submit to the agency. Upon completion of the new study, the Company will use the resulting data in its planned amendment to the NDA. Also, as a result of the March 1st meeting, the Company will promptly terminate the 12-site clinical study begun in 1995, and all the data from this study will be submitted to the agency.

5. Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. However, in the quarter ended October 31, 1998, the Company had profitable operations and recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999. For the quarter ended January 31, 1998, the Company recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 130 on August 1, 1998. This adoption had no material impact on the Company's financial statements. Although SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, disclosures are only required at year end in the initial year of adoption.

7. On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal Laboratories, Inc. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized in fiscal year 1998 as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net loss available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the first six months of fiscal year 1999, 16,140 shares of the Preferred Stock were converted into common stock.

8. The Company, certain officers of the Company and its subsidiaries, and certain members of the Company's Board of Directors are defendants in class actions filed between January 25, 1999 and February 19, 1999, all of which are currently pending in the United States District Court for the District of Arizona consolidated under the caption In re Zila, Inc. Securities Litigation, No. CIV 99 0115 PHX EHC. The plaintiffs in these cases, who allege to have purchased common stock of the Company and options for the purchase of stock of the Company, are seeking class certification to represent all persons who purchased securities in the Company during the defined class periods and who were allegedly damaged. The class periods as defined in the various actions that have been consolidated range from February, 1998 at the earliest through January 13, 1999 at the latest. The Court has ordered that the plaintiffs file a consolidated amended complaint after certain procedural steps have occurred. As a result, the Company does not know, as of this date, what class period will be reflected in the consolidated amended complaint. The plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission relating to OraTest(R) Zila and certain of its officers made false or misleading statements, concealed material adverse information and took other manipulative actions that artificially inflated the price of the Company's common stock in violation of the federal securities laws.

         The plaintiffs in the various class action complaints that have been consolidated seek unspecified compensatory damages, attorneys' fees, costs, expenses and unspecified equitable and/or injunctive relief. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in the consolidated action.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

COMPANY OVERVIEW:

         Zila is a world-wide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has organized its business into three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer diagnostic system. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Practiceworks, a dental practice management software company. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, manufacturers and distributors of a patented and enhanced form of vitamin C under the trademark Ester-C(R).

RESULTS OF OPERATIONS:

                  For the quarter ended January 31, 1999, the Company had a net loss of $1,147,298 compared to net income of $1,281,999 for the quarter ended January 31, 1998. For the six month period ended January 31, 1999, the Company had a net loss of $391,790 compared to net income of $852,209 for the six months ended January 31, 1998.

                  Additionally, as a result of the embedded dividend on the Series A Preferred Stock issued in November 1997, net income available to common shareholders for the quarter and six months ended January 31, 1998, has been reduced by the $3,154,692 accretion of such dividend. When taking into account the embedded dividend, the Company had a net loss available to common shareholders of $1,872,693 and $2,302,483 for the quarter and six months ended January 31, 1998, respectively (see Note 7).

                  Revenues during the second quarter of the current fiscal year totaled $18,121,619 compared to revenues of $16,940,983 during the second quarter of the prior fiscal year, a 7.0% increase. The growth in revenues for the quarter was primarily attributable to a 5% increase in the Professional Products Group and a 2% increase in the Nutraceuticals Group. For the first six months of the current fiscal year, revenues were $34,624,427 compared to $27,741,165 for the same period of the prior fiscal year, a 24.8% increase. The growth in revenues for the first six months of fiscal year 1999 was primarily attributable to the Company's acquisitions of Oxycal and Peridex(R) in November 1997, as well as revenue increases in the Professional Products Group.

                  In the quarter ended January 31, 1999, cost of products sold was $8,625,052, a 6.2% increase from $8,118,806 for the quarter ended January 31, 1998. Cost of products sold as a percentage of revenues decreased to 47.6% in the quarter ended January 31, 1999 from 47.9% in the quarter ended January 31, 1998. For the six months ended January 31, 1999, cost of products sold was $16,483,698 compared to $14,696,064 for the same period in the prior fiscal year, an increase of 12.2%. Cost of products sold as a percentage of revenues decreased to 47.6% for the six months ended January 31, 1999 from 53.0% in the six months ended January 31, 1998. These decreases in cost of products sold as a percentage of revenues, are primarily due to lower product costs in the Nutraceuticals Group. Additional decreases resulted from purchase accounting adjustments made in the second quarter of fiscal year 1998, which re-valued inventory acquired in the Oxycal acquisition.

                  Selling, general and administrative expenses increased $1,890,356 from $6,500,074 in the second quarter of fiscal year 1998 to $8,390,430 for the same period in fiscal year 1999. The increase for the quarter ended January 31, 1999 is attributable to increased marketing costs in the Nutraceuticals Group, selling expense in the Pharmaceuticals Group and corporate public relations, legal and professional expenses. Selling, general and administrative expenses increased $4,933,513 from $10,287,778 during the first six months of fiscal year 1998 to $15,221,291 during the first six months of fiscal year 1999. This increase is attributable mainly to selling, general and administrative expenses resulting from the Oxycal and Peridex(R) acquisitions in the second quarter of fiscal year 1998.

                  Research and development expenses increased $606,637, or 77.8%, from $779,710 in the second quarter of fiscal year 1998 to $1,386,347 for the same period in fiscal year 1999. For the six months ended January 31, 1999, research and development expenses were $ 2,167,438 compared to $1,351,149 for the same period of the prior fiscal year, an increase of $816,289, or 60.4%. The increases for the quarter and six months ended January 31, 1999 are mainly related to research and clinical activities associated with OraTest(R) and Ester-C(R), as well as product development expenses related to digital x-ray systems and dental practice management software.

                  Depreciation and amortization expenses decreased $62,071 from $917,626 in the second quarter of fiscal year 1998 to $855,555 for the same period in fiscal year 1999. At January 31, 1998, the Company had not completed the process of allocating the excess of assets over liabilities assumed related to the Oxycal acquisition. The decrease in depreciation and amortization in the second quarter of fiscal year 1999 as compared to the same period in fiscal year 1998 is a result of a re-allocation of this excess, which related principally to trademarks and goodwill. Depreciation and amortization expenses increased $491,265 from $1,250,608 to $1,741,873 during the six months of fiscal year 1999. The increase is mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex(R) acquisitions which occurred during the second quarter of fiscal year 1998.

                  During the quarter ended October 31, 1998 the Company recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999. For the quarter ended January 31, 1998, the Company recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value). In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history.

LIQUIDITY AND CAPITAL RESOURCES

                  At January 31, 1999, the Company had net working capital of $19,712,629 and its current ratio (the ratio of current assets to current liabilities) was 3.4 to 1. At July 31, 1998, the Company had net working capital of $19,214,896, and its current ratio was 3.2 to 1.

                  Trade accounts receivable - net at January 31, 1999 were $8,379,698 compared to trade accounts receivable - net at July 31, 1998 of $7,161,240. Trade accounts receivable - net as a percentage of quarterly revenues were 46.2% at January 31, 1999 as compared to 43.0% at July 31, 1998. The increase is due mainly to increased quarter end sales at January 31, 1999 as compared to the quarter ended July 31, 1998.

                  At January 31, 1999, the Company had inventories of $12,170,461, an increase of $620,452 from inventories at July 31, 1998. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

                  During the six months ended January 31, 1999, net cash used in operations was approximately $1,982,000. This was primarily the result of a net loss for the period and changes in operating assets and liabilities partially offset by non-cash depreciation and amortization for the period. Net cash used in investing activities was approximately $1,499,000 during the six months ended January 31, 1999 and primarily were manufacturing related fixed asset additions for OraTest(R) and Oxycal.

                  Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations, excluding OraTest(R) related costs, for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion and to fund future OraTest(R) clinical, regulatory, manufacturing and marketing costs. In anticipation of these potential requirements, in February 1999 the Company increased its line of credit with Bank One Corporation to $9,000,000 and extended the commitment period from 12 to 18 months. Additionally, the interest rate was reduced to the prime rate plus .25%. The loan covenants remain essentially unchanged from the prior commitment.

Year 2000 Compliance

                  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                  The Company recognized that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management. The Company's plan also includes contracting with independent experts as considered necessary.

         The Company is currently in the process of evaluating the capabilities of its internal systems to process the Year 2000 correctly. The Company believes that most vendor-developed software which it utilizes in its internal operations will be made Year 2000 compliant before July 1999 through vendor-provided updates. Additionally, the Company is testing its internally developed software and hardware, which are included in the products sold to its customers. Such assessments are expected to be completed by July 1999.

         The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to most critical entities with which the Company does business to assess their Year 2000 readiness. Responses to the questionnaires arrive periodically and are helping the Company evaluate the extent to which it may be vulnerable to its Vendors' own Year 2000 issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. If a significant number of the Company's suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company.

Costs

The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for the Company's Year 2000 work is approximately $150,000, of which $36,000 has been incurred to date; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company and its suppliers and affiliates.

Risks

The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, there can be no assurances that the Year 2000 compliance activities performed by the Company will adequately identify and test all of the Company's critical internal and external systems to ensure Year 2000 compliance. Additionally, due to the general uncertainty inherent in the Year 2000 issue, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Contingency Plan

         The Company is in the process of formulating contingency plans in the event that the Company's Year 2000 issues are not resolved prior to the time that any system failures or interruptions in day-to-day business operations could occur. The contingency plans are evolving as Year 2000 assessment progresses. The Company currently plans to complete Year 2000 contingency plans by October 1999 and such plans will likely provide for assuring adequate inventory to meet customer needs, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems.

FORWARD LOOKING INFORMATION

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company's control. Therefore, actual results could differ materially from the forward-looking statements contained in this document. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Included among the factors affecting OraTest(R) are the FDA's ultimate decision regarding OraTest(R); the length and expense of the FDA review process; the possibility that the FDA will not accept an amendment to its New Drug Application ("NDA") and will require the filing of a new NDA; the limitations on indicated uses for which OraTest(R) may be marketed; and, if approved, the market reception to OraTest(R) and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest(R). There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company's future results, please refer to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1998 filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.- Legal Proceedings

         The Company, certain officers of the Company and its subsidiaries, and certain members of the Company's Board of Directors are defendants in class actions filed between January 25, 1999 and February 19, 1999, all of which are currently pending in the United States District Court for the District of Arizona consolidated under the caption In re Zila, Inc. Securities Litigation, No. CIV 99 0115 PHX EHC. The plaintiffs in these cases, who allege to have purchased common stock of the Company and options for the purchase of stock of the Company, are seeking class certification to represent all persons who purchased securities in the Company during the defined class periods and who were allegedly damaged. The class periods as defined in the various actions that have been consolidated range from February, 1998 at the earliest through January 13, 1999 at the latest. The Court has ordered that the plaintiffs file a consolidated amended complaint after certain procedural steps have occurred. As a result, the Company does not know, as of this date, what class period will be reflected in the consolidated amended complaint. The plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission related to OraTest(R) Zila and certain of its officers made false or misleading statements, concealed material adverse information and took other manipulative actions that artificially inflated the price of the Company's common stock in violation of the federal securities laws. The plaintiffs in the various class action complaints that have been consolidated seek unspecified compensatory damages, attorneys' fees, costs, expenses and unspecified equitable and/or injunctive relief. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in the consolidated action.

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

(a)      The Company held its Annual Meeting on December 10, 1998.

(b) Joseph Hines, Clarence J. Baudhuin, Carl A. Schroeder, Patrick M. Lonergan, Michael Lesser, Curtis M. Rocca III, and Thomas B. Simone were elected directors of the Company at the Annual Meeting. During the second quarter and subsequent to the annual meeting, Clarence J. Baudhuin resigned as a member of the Board of Directors.

(c) At the Annual Meeting, the Company's stockholders ratified Deloitte & Touche LLP as auditors for the Company for its 1999 fiscal year. The vote was as follows:

               Votes for                        Votes withheld                     Votes against
               ----------                       --------------                     -------------
               30,275,613                           117,818                           140,731

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


Date: March 17, 1999                       By /s/Joseph Hines
                                           Joseph Hines
                                           President, Chairman of the Board
                                           (Principal Executive Officer)



                                           By /s/Bradley C. Anderson
                                           Bradley C. Anderson
                                           Vice President and Chief
                                           Financial Officer (Principal
                                           Financial & Accounting Officer)