Form 10-Q
period 1999-04-30
ZILA INC
filed 1999-06-14
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the quarterly period ended April 30, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the
--   Securities Exchange Act of 1934

For the transition period from                           to
                               ------------------------     -------------------

Commission file number   0-17521
                        -------------------------------------------------------

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

         The number of shares of the Company's common stock outstanding at April 30, 1999 was 39,383,178 shares.

                                                                      Exhibit 16
                                                                  Total pages 17

                                TABLE OF CONTENTS

                                                                                                         Page no.
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of April 30, 1999 and July 31, 1998                   3

             Condensed consolidated statements of operations for the quarters and nine months
             ended April 30, 1999 and 1998                                                                  4

             Condensed consolidated statements of cash flows for the nine months ended April 30,
             1999 and 1998                                                                                  5

             Notes to condensed consolidated financial statements                                          6-9

   Item 2.  Management's discussion and analysis of financial condition and results of operations        10-14

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                                15

   Item 5.  Other information                                                                                16

   Item 6.  Exhibits and reports on Form 8-K                                                                 16

             SIGNATURES                                                                                      17

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)
-------------------------------------------------------------------------------


                                                                                       April           July
ASSETS                                                                                30, 1999        31, 1998
                                                                                  ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                                                       $  4,591,299    $  5,241,201
  Cash, held by trustee                                                              4,841,352
  Trade receivables - net                                                            7,623,561       7,161,240
  Inventories                                                                       11,412,625      11,550,009
  Prepaid expenses and other current assets                                          1,315,058       1,254,258
  Deferred income taxes                                                              3,697,849       2,785,430
                                                                                  ------------    ------------

         Total current assets                                                       33,481,744      27,992,138
                                                                                  ------------    ------------

PROPERTY AND EQUIPMENT - Net                                                         5,629,698       4,955,861
PURCHASED TECHNOLOGY RIGHTS - Net                                                    6,146,525       6,473,854
GOODWILL - Net                                                                      15,687,664      17,009,914
TRADEMARKS - Net                                                                    11,159,651      11,131,925
OTHER INTANGIBLE ASSETS - Net                                                        2,425,393       2,173,352
OTHER ASSETS                                                                           324,379         126,833
                                                                                  ------------    ------------


TOTAL                                                                             $ 74,855,054    $ 69,863,877
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  2,905,362    $  4,917,626
  Accrued liabilities                                                                2,704,509       2,251,105
  Deferred revenue                                                                     853,183         567,956
  Short-term borrowings                                                                236,319          87,598
  Current portion of long-term debt                                                  1,046,595         952,957
                                                                                  ------------    ------------

         Total current liabilities                                                   7,745,968       8,777,242

LONG-TERM DEBT - Net of current portion                                              9,693,274       1,355,547
                                                                                  ------------    ------------

          Total liabilities                                                         17,439,242      10,132,789
                                                                                  ------------    ------------

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 10,110 shares (April 30, 1999) and
  28,800 shares (July 31, 1998); liquidation preference value: $1,220 per share     11,929,599      33,801,930
                                                                                  ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 39,383,178 shares
   (April 30, 1999) and 34,743,575 shares (July 31, 1998)                               39,383          34,744
  Capital in excess of par value                                                    66,242,750      43,877,560
  Deficit                                                                          (20,795,495)    (17,982,721)
                                                                                  ------------    ------------

                                                                                    45,486,638      25,929,583
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                                  (425)           (425)
                                                                                  ------------    ------------

        Total shareholders' equity                                                  45,486,213      25,929,158
                                                                                  ------------    ------------

TOTAL                                                                             $ 74,855,054    $ 69,863,877
                                                                                  ============    ============


    See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                                 Quarters ended                 Nine months ended
                                        ----------------------------    ----------------------------

                                           April 30,       April 30,       April 30,       April 30,
                                                1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
REVENUES                                $ 16,916,658    $ 17,723,721    $ 51,541,085    $ 45,464,886
                                        ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                    8,435,501       7,924,393      24,919,199      22,544,786
  Selling, general and administrative      8,912,238       8,046,701      24,345,960      18,601,229
  Research & development                   1,057,527         677,063       3,012,534       1,837,133
  Depreciation and amortization              897,050         865,909       2,638,923       2,116,517
                                        ------------    ------------    ------------    ------------
                                          19,302,316      17,514,066      54,916,616      45,099,665
                                        ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS             (2,385,658)        209,655      (3,375,531)        365,221
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest income                             41,160         107,480         174,337         232,129
  Interest expense                           (79,107)        (97,059)       (210,087)       (204,217)
  Other expense                                2,621             585           2,507         (20,263)
                                        ------------    ------------    ------------    ------------

                                             (35,326)         11,006         (33,243)          7,649
                                        ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME
  TAX BENEFIT                             (2,420,984)        220,661      (3,408,774)        372,870

INCOME TAX BENEFIT                                                           596,000         700,000
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                         (2,420,984)        220,661      (2,812,774)      1,072,870

PREFERRED STOCK DIVIDEND REQUIREMENT:
  SERIES A EMBEDDED DIVIDEND (NOTE 6)                      2,888,091                       6,042,783
                                        ------------    ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                          $ (2,420,984)   $ (2,667,430)   $ (2,812,774)   $ (4,969,913)
                                        ============    =============    ============    ============

BASIC AND DILUTED LOSS PER SHARE        $      (0.06)   $      (0.08)   $      (0.08)   $      (0.15)
                                        ============    =============    ============    ============


BASIC AND DILUTED SHARES OUTSTANDING      39,068,984      34,532,219      37,358,081      33,757,563
                                        ============    ============    ============    ============

     See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                   1999            1998
                                                                           ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $ (2,812,774)   $  1,072,870
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation and amortization                                        2,638,923       2,116,517
         Discount on contractual obligation                                      93,060         170,173
         Deferred income taxes                                                 (662,419)       (700,000)
         Change in assets and liabilities:
             Receivables - net                                                 (462,321)      1,488,896
             Inventories                                                        137,384      (1,121,111)
             Prepaid expenses and other assets                                 (258,346)       (719,905)
             Accounts payable and accrued expenses                           (1,558,860)        170,296
             Deferred revenue                                                   285,227         141,699
                                                                           ------------    ------------

               Net cash (provided by) used in operating activities           (2,600,126)      2,619,435
                                                                           ------------    ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (1,417,046)     (1,234,388)
     Acquisition, net of cash acquired                                                      (33,595,322)
     Purchases of intangible assets                                            (525,901)       (354,275)
                                                                           ------------    ------------

         Net cash used in investing activities                               (1,942,947)    (35,183,985)
                                                                           ------------    ------------

FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                                    148,721         161,834
     Net proceeds from issuance of common stock                                 247,498      10,379,928
     Net proceeds from issuance of preferred stock                                           28,647,250
     Net proceeds from long-term debt                                         9,209,486          93,753
     Cash, held by trustee                                                   (4,841,352)
     Principal payments on long-term debt                                      (871,182)        (41,557)
                                                                           ------------    ------------

         Net cash provided by financing activities                            3,893,171      39,241,208
                                                                           ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (649,902)      6,676,658

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             $  5,241,201    $  2,071,563
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  4,591,299    $  8,748,221
                                                                           ============    ============

CASH PAID FOR INTEREST                                                     $    117,026    $     34,682
                                                                           ============    ============

CASH PAID FOR INCOME TAXES                                                 $         --    $         --
                                                                           ============    ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 1999:

     Income tax benefit attributable to exercise of common stock options   $    250,000

     Conversion of Convertible Redeemable Preferred stock                  $ 21,872,331


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

2. The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                            Quarter ended                         Nine months ended
                                                              April 30,                               April 30,
                                                           1999              1998                 1999               1998
                                                        ----------------------------           ------------------------------
         Net loss available
            to common shareholders                     $(2,420,984)      $(2,667,430)          $(2,812,774)       $(4,969,913)
         Average outstanding
            common shares                               39,068,984        34,532,219            37,358,081         33,757,563
         Basic and dilutive net loss
            per share                                      $(0.06)           $(0.08)               $(0.08)            $(0.15)

         Since a loss was incurred for the quarter and nine months ended April 30, 1999 and 1998, options and warrants to purchase shares of common stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3.       Inventories consist of the following:

                       April 30,       July 31,
                            1999           1998
                     -----------    -----------

Finished goods       $ 7,377,986    $ 7,048,539
Raw materials          4,321,518      4,807,214
Inventory reserves      (286,879)      (305,744)
                     -----------    -----------

                     $11,412,625    $11,550,009
                     ===========    ===========

4. Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. However, in the quarter ended October 31, 1998, the Company had profitable operations and recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999. For the quarter ended January 31, 1998, the Company recorded an income tax benefit of $1,000,000 ($300,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value).

5. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 130 on August 1, 1998. This adoption had no material impact on the Company's financial statements. Although SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, disclosures are only required at year end in the initial year of adoption.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal quarters and fiscal years beginning after June 15, 1999. The FASB recently issued an exposure draft which, if adopted, would delay the effective implementation date of SFAS No. 133 until June 15, 2000. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

6. On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal Laboratories, Inc. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. The intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized in fiscal year 1998 as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net loss available to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the first nine months of fiscal year 1999, 18,690 shares of the Preferred Stock were converted into common stock.

7. The Company, certain officers of the Company and its subsidiaries, and certain members of the Company's Board of Directors are defendants in class actions filed between January 25, 1999 and February 19, 1999, all of which are currently pending in the United States District Court for the District of Arizona consolidated under the caption In re Zila, Inc. Securities Litigation, No. CIV 99 0115 PHX EHC. The plaintiffs in these cases, who allege to have purchased common stock of the Company and options for the purchase of stock of the Company, are seeking class certification to represent all persons who purchased securities in the Company during the defined class periods and who were allegedly damaged. The class periods as defined in the various actions that have been consolidated range from February, 1998 at the earliest through January 13, 1999 at the latest. The Court has ordered that the plaintiffs file a consolidated amended complaint after certain procedural steps have occurred. As a result, the Company does not know, as of this date, what class period will be reflected in the consolidated amended complaint. The plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission relating to OraTest(R)Zila and certain of its officers made false or misleading statements, concealed material adverse information and took other manipulative actions that artificially inflated the price of the Company's common stock in violation of the federal securities laws.

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

8. In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of April 30, 1999, carried interest rates of 3.60% and 5.00%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

COMPANY OVERVIEW:

         Zila is a world-wide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has organized its business into three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer diagnostic adjunct. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and PracticeWorks, a dental practice management software company. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, manufacturers and distributors of a patented and enhanced form of vitamin C under the trademark Ester-C(R).

RESULTS OF OPERATIONS:

                  For the quarter ended April 30, 1999, the Company had a net loss of $2,420,984 compared to net income of $220,661 for the quarter ended April 30, 1998. For the nine month period ended April 30, 1999, the Company had a net loss of $2,812,774 compared to net income of $1,072,870 for the nine months ended April 30, 1998.

                  In fiscal year 1998, as a result of the embedded dividend on the Series A Preferred Stock issued in November 1997, net income available to common shareholders has been reduced by the accretion of such dividend in the amount of $2,888,091 for the quarter and $6,042,783 for the nine months ended April 30, 1998. When taking into account the embedded dividend, the Company had a net loss available to common shareholders of $2,667,430 and $4,969,913 for the quarter and nine months ended April 30, 1998, respectively (see Note 6).

                  Revenues during the third quarter of the current fiscal year totaled $16,916,658 compared to revenues of $17,723,721 during the third quarter of the prior fiscal year, a 4.6% decrease. The decrease in revenues for the quarter was primarily attributable to a 5.1% decrease in the Nutraceuticals Group and a 4.5% decrease in the Pharmaceuticals Group partially offset by a 5.0% increase in the Professional Products Group. For the first nine months of the current fiscal year, revenues were $51,541,085 compared to $45,464,886 for the same period of the prior fiscal year, a 13.4% increase. The growth in revenues for the first nine months of fiscal year 1999 was primarily attributable to the Company's acquisitions of Oxycal and Peridex(R) which occurred during the second quarter of fiscal year 1998, as well as revenue increases in the Professional Products Group. As a result, the nine months ended April 30, 1998 reflect six months of Peridex(R) and Oxycal revenues whereas the nine months ending April 30, 1999 relfect a full nine months of Peridex(R) and Oxycal revenues.

                  In the quarter ended April 30, 1999, cost of products sold was $8,435,501, a 6.4% increase from $7,924,393 for the quarter ended April 30, 1998. Cost of products sold as a percentage of revenues increased to 49.9% in the quarter ended April 30, 1999 from 44.7% in the quarter ended April 30, 1998. The increase for the quarter ended April 30, 1999 reflects the growth of Professional Products Group as a percentage of total revenues, 58.1% for quarter ended April 30, 1999 compared to 50.5% for the previous year quarter. Margins for the Professional Products Group are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues. For the nine months ended April 30, 1999, cost of products sold was $24,919,199 compared to $22,544,786 for the same period in the prior fiscal year, an increase of 10.5%. However, cost of products sold as a percentage of revenues decreased to 48.3% for the nine months ended April 30, 1999 from 49.6% in the nine months ended April 30, 1998. This decrease in cost of products sold as a percentage of revenues, is primarily due to the Peridex and Oxycal acquistions which occurred during the second quarter of fiscal year 1998. The cost of product sold as a percentage of revenues is lower for Peridex(R) and Oxycal as compared to the same percentage in the Professional Products Group.

                  Selling, general and administrative expenses increased $865,537 from $8,046,701 in the third quarter of fiscal year 1998 to $8,912,238 for the same period in fiscal year 1999. The increase for the quarter ended April 30, 1999 is attributable to increased allowance for doubtful accounts, advertising and travel costs at Cygnus Imaging, selling expense in the Professional Products Group and legal and professional expenses. Selling, general and administrative expenses increased
$5,744,731 from $18,601,229 during the first nine months of fiscal year 1998 to $24,345,960 during the first nine months of fiscal year
1999. This increase is attributable mainly to selling, general and administrative expenses resulting from the Oxycal and Peridex(R) acquisitions in the second quarter of fiscal year 1998, corporate regulatory affairs costs, legal, public relations and professional expenses as well as increased selling expense in the Professional Products Group. Cost associated with resolving problems with the CygnusRay2(TM), Cygnus Imaging's digital x-ray system, have also contributed to the increase in expenses during the first nine months of fiscal year 1999.

                  Research and development expenses increased $380,464, or 56.2%, from $677,063 in the third quarter of fiscal year 1998 to $1,057,527 for the same period in fiscal year 1999. For the nine months ended April 30, 1999, research and development expenses were $3,012,534 compared to $1,837,133 for the same period of the prior fiscal year, an increase of $1,175,401, or 64.0%. The increases for the quarter and nine months ended April 30, 1999 are mainly related to research and clinical activities associated with OraTest(R) and Ester-C(R), as well as product development expenses related to digital x-ray systems and dental practice management software.

                  Depreciation and amortization expenses increased $31,141 from $865,909 in the third quarter of fiscal year 1998 to $897,050 for the same period in fiscal year 1999. Depreciation and amortization expenses increased $522,406 from $2,116,517 to $2,638,923 during the nine months of fiscal year 1999. The increase is mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex(R) acquisitions which occurred during the second quarter of fiscal year 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

                  At April 30, 1999, the Company had net working capital of $25,735,776 and its current ratio (the ratio of current assets to current liabilities) was 4.3 to 1. At July 31, 1998, the Company had net working capital of $19,214,896, and its current ratio was 3.2 to 1.

                  Trade accounts receivable - net at April 30, 1999 were $7,623,561 compared to trade accounts receivable - net at July 31, 1998 of $7,161,240. Trade accounts receivable - net as a percentage of quarterly revenues were 45.1% at April 30, 1999 as compared to 43.0% at July 31, 1998. The increase is due mainly to increased quarter end sales at April 30, 1999 as compared to the quarter ended July 31, 1998.

                  At April 30, 1999, the Company had inventories of $11,412,625, a decrease of $137,384 from inventories at July 31, 1998. The Company believes current inventories are at levels necessary to support market expansion and to maintain adequate liquidity.

                  During the nine months ended April 30, 1999, net cash used in operations was approximately $2,600,000. This was primarily the result of a net loss for the period and changes in operating assets and liabilities partially offset by non-cash depreciation and amortization for the period. Net cash used in investing activities was approximately $1,943,000 during the nine months ended April 30, 1999 and primarily were manufacturing related fixed asset additions for OraTest(R) and Oxycal. Net cash provided by financing activities was approximately $3,900,000 during the nine months ended April 30, 1999 and relates to borrowing from the line of credit and bond transaction discussed below.

         Management believes that continued growth in the Company's sales of its products will provide sufficient funding for the Company's current operations, excluding OraTest(R) related costs, for the next twelve months. The Company may require additional financing to support the production of its products in quantities sufficient to support continued market expansion and to fund future OraTest(R) clinical, regulatory, manufacturing and marketing costs. In anticipation of these potential requirements, in February 1999 the Company increased its line of credit with Bank One Corporation to $9,000,000 and extended the commitment period from 12 to 18 months. Additionally, the interest rate was reduced to the prime rate plus .25%. At April 30, 1999, the Company had borrowings of $4,200,000 against the line of credit. The loan covenants remain essentially unchanged from the prior commitment.

         In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of April 30, 1999, carried interest rates of 3.60% and 5.00%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

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

         The Company is also reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to most critical entities with which the Company does business to assess their Year 2000 readiness. Responses to the questionnaires arrive periodically and are helping the Company evaluate the extent to which it may be vulnerable to its Vendors' own Year 2000 issues. As of April 30, 1999, the Company's individual business units have reported that approximately 60% to 80% of the responses have been received. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. If a significant number of the Company's suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company.

Costs

The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total estimated cost for the Company's Year 2000 work is approximately $150,000, of which $80,000 has been incurred to date; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company and its suppliers and affiliates.

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

On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. Based on discussions at the March 1, 1999 meeting with the FDA, the Company is preparing to contract with a newly identified clinical research group for an additional clinical study. The researchers intend to commence the study after the FDA has completed its review of the study protocol that the researchers have submitted to the agency. Upon completion of the new study, the Company intends to use the resulting data in its planned amendment to the NDA. Also, as a result of the March 1st meeting, the Company has terminated the 12-site clinical study begun in 1995, and all the data from this study will be submitted to the agency.

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


Date: June 14, 1999                     By  /s/Joseph Hines
                                            ---------------
                                        Joseph Hines
                                        President, Chairman of the Board
                                        (Principal Executive Officer)



                                        By /s/Bradley C. Anderson
                                           ----------------------
                                        Bradley C. Anderson
                                        Vice President and Chief
                                        Financial Officer (Principal
                                        Financial & Accounting Officer)

                                 Exhibit Index


           Exhibit Number             Description

                      27              Financial Data Schedule