Form 10-K
period 1999-07-31
ZILA INC
filed 1999-10-29
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 30, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was $129,528,641.

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

         At September 30, 1999, the number of shares of common stock outstanding was 40,863,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's 1999 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I .......................................................................................................     1
         Item 1.  BUSINESS....................................................................................     1
         Item 2.  PROPERTIES..................................................................................    15
         Item 3.  LEGAL PROCEEDINGS...........................................................................    16
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    16

PART II ......................................................................................................    17
         Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.........................................................................    17
         Item 6.  SELECTED FINANCIAL DATA.....................................................................    17
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.......................................................................    18
         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................    23
         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES...................................................................    23

PART III .....................................................................................................    24

PART IV ......................................................................................................    25
         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8.............................    25

SIGNATURES....................................................................................................    27

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" on page 11 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Zila, Inc., a Delaware corporation, is an international manufacturer and marketer of pharmaceutical, biomedical, dental, and nutritional products. The Company's business is organized into three major product groups:
Pharmaceuticals, Professional Products and Nutraceuticals. Unless the context otherwise indicates, the terms "Zila" and "Company" as used herein refer to Zila, Inc. and each of its subsidiaries.

         The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse and OraTest(R), an oral cancer diagnostic system. The Pharmaceuticals Group operates under the wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc., a Nevada corporation.

         The Professional Products Group operates through the Company's wholly owned subsidiaries Bio-Dental Technologies Corporation, a California corporation, and Cygnus Imaging, Inc., an Arizona corporation. Bio-Dental Technologies Corporation has two subsidiaries, Ryker Dental of Kentucky, Inc. a Kentucky corporation, which does business under the name Zila Dental Supply and is a national distributor of professional dental supplies, and Integrated Dental Technologies, Inc.("IDT"), a California corporation which distributes PracticeWorks(TM), the Company's dental practice management software. Cygnus Imaging, Inc. ("Cygnus") is a manufacturer and marketer of dental imaging products including digital x-ray systems and intraoral cameras.

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The purchase price was paid through the issuance of a note receivable which is collateralized by the assets of Procare and matures November 10, 1999.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Company Overview" for the Company's acquisition history.

         Financial information for each group or segment for each of the last three fiscal years is included in the Audited Consolidated Financial Statements.

         The Nutraceuticals Group includes Oxycal Laboratories, Inc., an Arizona corporation, ("Oxycal") and its two subsidiaries Inter-Cal Corporation, Inc, an Arizona corporation, and Oxycal Export, Inc. a U.S. Virgin Islands corporation. Oxycal and its subsidiaries manufacture and distribute a patented and unique form of vitamin C under the trademark Ester-C(R).

         The Company's principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and its telephone number is (602) 266-6700.


                                    PRODUCTS

PHARMACEUTICALS GROUP

- Zilactin(R)     The Zilactin(R) line includes six over-the-counter ("OTC"), non-prescription products: Zilactin(R), Zilactin(R)-B,
                  Zilactin(R)-L, Zilactin(R)-Lip, Zilactin(R) Baby and
                  Zilactin(R) Toothache Swabs. The Zilactin(R) products are used topically for the purposes described below:

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

                  - ZILACTIN(R)-Baby -- Zilactin(R)-Baby is a medication for teething pain. Zilactin(R)-Baby contains a higher level of benzocaine than competing products, and has a cool grape flavor. Unlike other teething gels, it does not contain saccharin or coloring dyes.

                           ZILACTIN(R) TOOTHACHE SWABS - Zilactin(R) Toothache Swabs is a new medication for aching teeth, sore gums and pain from dentures and braces which the Company began distributing in June of 1999. Each single use dry handle swab applicator is saturated with a unique Zilactin Toothache formula with 20 percent benzocaine and is packaged 8 swabs to a box.

                  The Zilactin(R) treatment composition is covered by a patent owned by the Company. This patent covers the composition and the film-forming properties of the product formula. See "Business --Patents and Trademarks." Zilactin(R) and Zilactin(R)-B formulas incorporate these proprietary treatment compositions.

                  Zilactin(R) and Zilactin(R)-B are packaged as gels in .25 ounce plastic tubes. Zilactin(R)-L, is a liquid packaged in a
                  7.4 ml plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels contain an active ingredient which forms a thin, transparent, pliable film that holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to six hours inside the mouth, a feature which makes the formulation suitable for a variety of dental applications.

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

- Peridex(R)      Peridex(R) is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis. The active ingredient in Peridex(R) is 0.12% chlorhexidine gluconate. Peridex(R) was the first rinse to receive the American Dental Association seal for reduction of plaque and gingivitis. Peridex(R) effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone. The Company acquired the Peridex(R) product line from Procter & Gamble on November 5, 1997 for $12.0 million plus the value of acquired inventory.

- OraTest(R)      The OraTest(R)product, a diagnostic adjunct for oral cancer and site delineation for biopsy and surgical excision, has been approved for distribution in the United Kingdom, Canada, Australia, Taiwan, Belgium, Holland, Luxembourg, Finland,
                  Greece, Portugal, China, Bermuda and the Bahamas. The Company is currently seeking government approval from the Food and Drug Administration (the "FDA") to distribute the OraTest(R) product in the United States. The OraTest(R) product continues to be marketed under the name OraScreen(R) in the U.K. by the

                  Company's licensee, Stafford-Miller (a division of Block Drug Company, Inc.) and under the name OraScan in Canada by the Germiphene Corporation. The Company will market the product under the OraTest(R) name in the U.S. and other countries.

                  According to the American Cancer Society, 40,400 new oral, nasopharyngeal and laryngeal cancers will be diagnosed and 12,300 oral cancer related deaths will occur in the U.S. in 1999. Worldwide, nearly 900,000 new cases of oral cancer occurred in 1996, and incidence and mortality rates are rising. In most people, by the time it is diagnosed, oral cancer has usually metastasized, resulting in a poor prognosis. Those who do survive frequently undergo significantly disfiguring surgery. Data published in 1994 by a major dental publication quotes a Harvard University economist as stating that the annual cost of treating oral cancer in the United States is $3.7 billion. The economist estimates that OraTest(R) could have the potential of reducing this cost by approximately 60% if it successfully identifies oral cancer lesions far earlier than they are being found today. The earlier these lesions are identified, the greater the chances of reducing morbidity and mortality.

PROFESSIONAL PRODUCTS GROUP

- Dental          Zila Dental Supply is a national distributor of professional
  Supplies        dental supplies, carrying brand names such as Eastman Kodak,
                  Dentsply, Sybron/Kerr and 3M. Most of Zila Dental Supply's sales are through direct mail, outside sales force, telemarketing and the internet.

                  Zila Dental Supply distributes consumable supplies and small equipment as well as a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs in limited geographical markets and represents the products of over 500 dental manufacturers. The Company believes that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, Zila Dental Supply carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, latex gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, operative, hygiene and surgical instruments, and a variety of other widely used items.

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

- Dental          Cygnus manufacturers and markets intraoral cameras and digital
  Imaging         x-ray systems in domestic and international markets. Cygnus'
                  intraoral camera products include the OralVision 1000(TM) (for
                  U.S. and Canadian markets), Stylus 1000(TM) (featuring PAL video format for export), and the Stylus 1500(TM). The Stylus
                  1500(TM) features mirror image, x-ray gray scale, quad freeze frame and image stabilization for tremble-free images.
                  Rounding out the Cygnus camera line are the Stylus 2000(TM) , a fully self-contained system, and the Gemini(TM) video management device, which turns any camera into a hands-free, multi-functional diagnostic system.

                  During fiscal year 1998, Cygnus entered into an agreement with Panasonic Medical and Industrial Video Company ("Panasonic"), the U.S. division of Japan's Matsushita Industrial Equipment Co., Ltd., which gives Cygnus exclusive U.S. rights for Panasonic x-ray sensors for filmless digital x-ray technology. Cygnus Ray2(TM), was introduced in February 1998. The system's Panasonic sensors are available in pediatric, standard and bite-wing sizes.

- Dental          Integrated Dental Technologies, Inc., located in Gold River,
  Software        California, develops and markets

                  PracticeWorks(TM), proprietary, state-of-the-art dental office software. Written to be compatible with the popular Windows NT and Windows 95 formats, PracticeWorks(TM) helps in improving the operating efficiency of dental practices in areas such as patient scheduling, treatment planning, insurance processing, accounts receivable management, patient charting, and marketing communications. PracticeWorks(TM) is a true 32 bit Windows(R)-based software, and is Year 2000 ready.

NUTRACEUTICALS GROUP

- Ester-C(R)      Oxycal, located in Prescott, Arizona, manufactures a patented and unique form of Vitamin C under the trademark Ester-C(R).
                  Its products are distributed by Inter-Cal Corporation, an Oxycal subsidiary. Products manufactured with Ester-C(R) nutritional ingredients are sold throughout the U.S. and in 41 countries worldwide. Inter-Cal requires its customers to display the federally-registered Ester-C(R)logo on their packaging. Exciting opportunities for Ester-C(R) nutritional ingredients exist among topical applications (such as skin creams), chewable vitamins, nutrition bars, sport drinks and food fortification. Oxycal holds two patents on the use of Vitamin C metabolites and their impact on pharmaceutical products as well as nutritional supplements. Ester-C(R)Topical
                  Concentrate, a liquid formulation for skin care products, provides a stable form vitamin C that penetrates to the collagen-producing layers of the skin without chemicals.
                  Ordinary vitamin C is quite unstable in most health and beauty care products and thus cannot provide the benefit of vitamin C to the skin. Ester-C(R) Topical Concentrate is non-acidic and free of chemical esters.

                                    MARKETING

PHARMACEUTICALS GROUP

- Strategy for    The Company's Pharmaceuticals Group employs three strategies
  OTC Products    to market its OTC products:

                  - Education - educate several key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. During fiscal year 1999, the Company participated in over thirty meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals.

                  - Participation - participate in retailer-driven activities designed to make its OTC products available at more outlets and to offer value to consumers at the retail store level.

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


- OraTest(R)      After two years of market preparation, Zila's U.K. licensee,
                  Stafford-Miller Ltd. (a division of Block Drug Company), formally introduced OraTest(R) under the name OraScreen(TM) to general practitioners in the U.K. in April 1998. The marketing effort for OraScreen(TM) in the U.K. has been a multilevel strategy designed to educate dentists, specialists and staff on the accuracy of the OraScreen(TM) product and the strong benefits of the early detection of oral cancer. Health professionals have become aware of OraScreen(TM) through journal advertising and some timely (independently authored) articles on the impact of oral cancer and the benefits of early intervention. The OraTest(R) product continues to be marketed under the OraScan(R) name by the Germiphene
                  Corporation in Canada.

                  The Company is continuing to make extensive preparations for the U.S. introduction of the OraTest(R) product once its approved. One of the nation's leading dental advertising and marketing firms has already prepared professional advertising and training materials, and consumer education tools. A national detailing force is being developed, and Zila Dental Supply is well equipped to handle national OraTest(R) distribution, direct mail promotion, sophisticated telemarketing, outside sales force, and Internet selling.

PROFESSIONAL PRODUCTS GROUP

                  Both Cygnus and PracticeWorks(TM) expend considerable effort educating their distributors about the quality, reliability and features of its products. They both advertise their products through industry publications and direct mail and exhibit their products at industry trade shows. In addition, Cygnus and PracticeWorks(TM) seek to stimulate interest in their products by providing information and marketing materials to influential and prominent experts and consultants in the dental industry. Zila Dental Supply markets its products directly to the end user primarily by direct mail, outside sales force, trade shows and telemarketing.

NUTRACEUTICALS GROUP

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

                  Education and promotion to the trade is primarily accomplished through several national trade shows in the U.S. and Canada. Print advertising in trade journals is also used.

                  International sales activities are managed by local distributors and are encouraged by advertising assistance and rebate programs. Some corporate sponsored public relations and advertising is done in the U.K.

                            MANUFACTURING AND SUPPLY

PHARMACEUTICALS GROUP

                  The Company employs a network of outside manufacturers to produce and package all of its products within the Pharmaceuticals Group. The following is a breakdown by product line.

- Zilactin(R)     Arizona Natural Resources of Phoenix, Arizona manufactures the
                  Zilactin(R) line of products, and Clinipad Corporation
                  ("Clinipad") of Charlotte, North Carolina manufactures all
                  Zilactin(R) sample packets. National Health Care of Antioch,
                  Illinois manufactures the Zilactin(R) Toothache Swabs. The
                  Company places orders with each supplier based on its anticipated needs for the products. Packaging components are supplied to each manufacturer by the Company. Secondary suppliers are maintained as alternate supply sources, and are an integral part of the Company's strategy to maintain its product pipeline.

- Peridex(R)      Xttrium of Chicago, Illinois is the primary manufacturer of
                  Peridex(R). Accupac of Mainland, Pennsylvania is the Company's secondary manufacturer of Peridex(R). Peridex(R) was manufactured by Procter & Gamble through June 1998.

- OraTest(R)      Fleet Laboratories Ltd. of Watford, Herts, United Kingdom,
                  ("Fleet") produces and packages the OraTest(R) product under the name OraScreen(TM) for distribution in the U.K. by the Company's licensee, Stafford-Miller Ltd. (a division of Block
                  Drug Company, Inc.). Fleet also manufactures the OraTest(R) product for sale to other countries including Taiwan and Australia.

                  Germiphene Corporation of Brantford, Ontario, Canada, continues to produce and package the OraScan(R) product at its facility. The Company has also identified a U.S.-based company with the capacity to manufacture the OraTest(R) kits.

                  In order to ensure an available and stable supply of Zila(R) Tolonium Chloride, the world's only pharmaceutical grade toluidine blue, the active ingredient in the OraTest(R) product, the Company established its own manufacturing facility. In February 1999, the FDA performed a Pre-Approval Inspection and no deficiencies or "required corrective actions" were identified by FDA personnel. Several test batches of Zila(R) Tolonium Chloride have already been manufactured at the Company's facility and all have met specifications. In preparation for the U.S. marketing of the OraTest(R) product and increasing global sales, the Company has expanded its Phoenix manufacturing facility with the addition of a second production line.

PROFESSIONAL PRODUCTS GROUP

                  Products distributed by Zila Dental Supply are manufactured by over 500 dental manufacturers. The Company's intraoral cameras are manufactured by Cygnus at its Scottsdale, Arizona facility and the CygnusRay2(TM) is manufactured by Panasonic.

NUTRACEUTICALS GROUP

                  All products within the Nutraceuticals Group are manufactured at Oxycal's Prescott, Arizona location.

                                   COMPETITION

PHARMACEUTICALS GROUP

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

- Zilactin(R)     Numerous products exist for treatment of herpes simplex virus
                  I ("HSV I") symptoms (i.e., cold sores, fever blisters), including the following products: Orajel and Tanac by Del
                  Pharmaceuticals, Inc., Herpecin-L by Anthem, Inc., and Carmex by Carma Lab, Inc. Although there can be no assurance in this regard, management of the Company believes that there is a substantial potential demand for products that are effective in the treatment of these conditions. The Company does not believe that any of these treatments have achieved a dominant market share. Based upon clinical studies and comments received by the Company from physicians and dentists, management believes that its products will be able to meet much of that demand and that Zilactin(R), Zilactin(R)-B and Zilactin(R)-L will provide more effective symptomatic relief of HSV I infections than the treatments of the Company's competitors.

- Peridex(R)      Peridex(R)competitors include generic versions and name brands such as Periogard, made by Colgate Oral Pharmaceuticals. Many of the competitors possess greater financial resources than the Company. However, the Company believes that Peridex's(R) reputation as the "gold standard" of prescription antibacterial oral rinse and the detailing sales force will allow the Company to compete effectively in the marketplace.

- OraTest(R)      OraTest(R), was introduced in Canada in May 1993, in Australia in 1993 and in the U.K. in April 1998. In April 1998, regulatory approvals were obtained in Portugal, Belgium, Luxembourg, Holland, Finland and Greece. Regulatory approval was obtained in China during the 1999 fiscal year. The Company intends to distribute the OraTest(R) product in those countries not covered in the license agreement with Stafford-Miller.

                  Zila(R) Tolonium Chloride is the active ingredient in the Company's oral cancer detection system, OraTest(R). Zila(R) Tolonium Chloride is the world's only pharmaceutical grade toluidine blue, produced in compliance with stringent FDA current Good Manufacturing Practices ("GMP") regulations. Zila(R) Tolonium Chloride and its technology are protected by issued and pending patents. See also "Business -- Patents and Trademarks."

PROFESSIONAL PRODUCTS GROUP

- Dental          Zila Dental Supply competes with approximately 200 dental
  Supplies        supply dealers and mail order supply houses in the United
                  States, some of which have significantly greater financial resources than the Company. Zila Dental Supply's sales make up less than 2% of the total domestic market for dental supplies.
                  Zila Dental Supply's position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information.
                  However, the Company believes that approximately 50 percent of the market is dominated by two public companies: Patterson
                  Dental Company and Henry Schein, Inc., both of which are very active in the acquisition market in an effort to gain market share.

- Dental          There are many companies marketing dental practice management
  Software        software with the major competitors to PracticeWorks(TM) being
                  Dentrix, sold by Henry Schein, Inc., EagleSoft, owned by
                  Patterson Dental Company and SoftDent, purchased by Dentsply
                  New Image. All of these companies possess greater financial resources than the Company. However, the Company believes that PracticeWorks(TM)' unique product features, expanded selling organization and increasingly experienced support staff make it well positioned to compete with these larger competitors.

- Dental          Cygnus' competitors in both the intraoral camera and digital
  Imaging         x-ray markets include Dentsply New Image, Schick Technologies,
                  Henry Schein, Inc., Trophy Radiology, and Welch Allyn Dental
                  Systems. Many of these companies possess greater financial resources than the Company.

NUTRACEUTICALS GROUP

- Ester-C         Within the vitamin C market, the Company's competitors include all other vitamin C manufacturers, such as Roche and Takeda.
                  Many of the Company's competitors, particularly those in markets other than the health food and vitamin store market, have substantially greater financial resources than the Company. The Company believes that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other producers of vitamin C because of the positive attributes of its Ester-C(R)product, high customer-order fill rate, strong distribution network, and advertising and promotional support.

                                    LICENSING

PHARMACEUTICALS GROUP

                  In certain instances the Company has expanded the distribution of its products by licensing certain of its patents to other companies.

                  In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest(R) product. The Company is obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest(R) product. During the 1995 fiscal year, the Company entered into a licensing agreement pursuant to which Stafford-Miller Ltd. (a division of Block Drug Company, Inc.) ("Block") was given the right to distribute the OraTest(R) product under the name

                  OraScreen(TM) in certain markets not previously pursued by the Company. The Company receives royalties from Block equal to a set percentage of the net sales of OraScreen(TM) by Block. In April 1998, OraScreen(TM) was launched at the British Dental Association ("BDA") meeting held in Harrogate in the United Kingdom. Following this meeting the BDA created and distributed a booklet titled "Guidelines for Early Detection." This booklet outlined the education and application of OraScreen(TM) in the dental office head and neck examination.

                  In August 1998, the Company entered into a license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval and market the OraTest(R) product in Japan.

                                    GOVERNMENT REGULATIONS

General The Company's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of its products. The Company devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation.

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

                  In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of its products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical product in one country does not assure that such product will be approved in another country. The Company is also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products which the Company plans to introduce into the market are "new drugs" or "new devices," those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

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

                  The Company submits data to the FDA as necessary in response to the ongoing monograph review of the safety and efficacy of all OTC drug products marketed in the United States. As a responsible manufacturer, the Company is alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of its products to maintain compliance with these regulations, a possibility facing competitive products as well.

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

                  The FDA's regulation of most of the OTC drug products in the United States (such as Zila's Zilactin(R) family of products) has not been finalized. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

- OraTest(R)      In 1994, the FDA approved an Investigational New Drug
                  Application ("IND") for the Company's OraTest(R)product. This approval is the first step in securing the data required to support an NDA which will enable the Company to market
                  Oratest(R)in the United States and allow the Company to manufacture the product domestically for use in clinical studies and to market it in 21 countries overseas. In November
                  1998, the FDA notified the Company that the OraTest(R)NDA was being given "priority review," which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA's Oncologic Drugs Advisory Committee (the
                  "Committee") met to review the OraTest(R)NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in a meeting at the agency on March 1, 1999.

                  On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. Following the March 1, 1999 meeting with the FDA, a new clinical research group was engaged and a protocol for a supplemental clinical study was prepared and submitted to the FDA for review. The FDA has provided the Company with comments on the protocol and an action plan is being developed. The Company intends to use the data from this study to amend its present NDA. Also, as a result of the March 1st meeting, the Company terminated the 12-site clinical study which began in 1995, and all the data from this study will be submitted to the FDA as supplemental information.

                  The Company received regulatory approval to market the OraTest(R) product in Australia in 1993. Approval to market the OraTest(R) product in certain Caribbean countries, Hungary and Taiwan has also been received. The Medicines Control Agency ("MCA"), which is the regulatory authority in the U.K., has also granted approval for the OraTest(R) product to be marketed in the U.K. under the name OraScreen(R).

                  In January 1998, Zila submitted a Mutual Recognition Procedure ("MRP") application through the MCA for regulatory approval of OraScreen(R) in the European Union ("EU"). In April 1998, Belgium, the Netherlands, Luxembourg, Portugal, Finland and Greece gave their regulatory approval through this application. Zila has also received licenses to sell in Greece, Luxembourg, Finland, Belgium, Portugal and the Netherlands and is finalizing the license procedure for the remaining EU member nations. The Company is following up as the procedure warrants with all of the remaining countries.

                             PATENTS AND TRADEMARKS

- Zilactin(R)     A comprehensive U.S. patent covering present film-forming
                  Zilactin(R)products was issued on January 14, 1992. The patent was granted for a period of seventeen years from the grant date and gives the Company the right to exclude others from making, using or selling the patent-protected products in the United States. A Canadian patent, which covers the composition and extended applications, was granted on December 3, 1985.
                  Patent applications were filed in numerous foreign countries and patents have issued or are expected to be issued on these applications in the near future.

                  The Company has registered the trademarks Zila(R) and Zilactin(R) in the United States, Canada and in several important foreign countries and has applications pending to register these trademarks in others. The Company believes that widespread use of the Zila(R) and Zilactin(R) trademark alone and as the dominant features of other marks, e.g., Zilactin(R)-B, Zilactin(R)-L, etc., affords reasonable protection for the family of trademarks in which Zila(R) is the dominant feature.

- Peridex(R)      Peridex(R)as a brand name has become the gold standard within the dental industry for prescription oral rinses in both the U.S. and Canada. Concurrent with the purchase of the Peridex(R)brand from Procter & Gamble, Zila Pharmaceuticals purchased the trademark rights to Peridex(R). Accordingly, Procter & Gamble has assigned the Peridex(R)trademark to the Company for each country where it has been previously registered, except for certain countries in Western Europe.
                  The Company recorded its trademark assignment for Peridex(R)with the U.S. Patent and Trademark office on June
                  26, 1998 and with the Canadian Registrar of Trademarks on July
                  3, 1998. Additionally, the Company is in the process of recording trademark assignments in other countries where the Peridex(R)trademark had been previously registered by Procter
                  & Gamble. As international sales opportunities continue to develop, the Company intends to register the Peridex(R)trademark in countries where it has not been previously registered.

- OraTest(R)      The Company has issued patents in the United States and either has patent applications or issued patents in major foreign countries protecting the basic OraTest(R)oral diagnostic product. The Company is the exclusive licensee of the National
                  Institutes of Health under its U.S. and Canadian patents covering the use of toluidine blue for detection of oral cancer. In addition, the Company has filed patent applications in the United States and many foreign countries covering the process the Company developed for manufacturing its Zila(R)Tolonium Chloride drug substance and covering other dyes which are chemically related to toluidine blue for use in detecting epitheleal cancer.

                  The Company has registered the OraTest(R) trademark in the United States and has either pending applications for registration or issued registrations of this trademark in major foreign countries in which this mark is being used or in which it will be used. The Company licensed the use of the trademark OraScreen(TM) in Europe and certain other foreign countries and has obtained registrations of the OraScreen(TM) trademark in all major European countries and in important Pacific Rim countries.

- Ester-C(R)      Three U.S. patents were issued in connection with
                  Ester-C(R)nutritional ingredients, in 1989, 1990 and 1992. All three patents expire in the year 2007. The first patent covers compositions for administering vitamin C that contains theonate or other vitamin C metabolites. The second and third patents cover the metabolite technology which improved the absorption of vitamin C from the Ester-C(R)formulation and is applicable to a wide variety of other non-prescription and prescription drugs. Oxycal has filed and is currently pursuing corresponding patent applications in all major foreign countries. Most patents have already been issued on these foreign applications and the remainder are being diligently pursued.

                           Recently Oxycal developed Ester-C(R) Topical
                           Concentrate, a stable form of vitamin C that penetrates the skin to help produce collagen and supporting structures. Oxycal has filed U.S and international patent applications for the Ester-C(R) Topical Concentrate product and method of manufacturing.

                           The Company has three major and several other trademarks issued by the United States Patent and Trademark office in the United States. The Ester-C(R) trademark was issued in August 1985; the EC(R) logo trademark was issued in August 1990; and the CV-Flex(R) trademark was issued in August 1990. The Company also has trademarks issued in 36 foreign countries with trademarks pending in other countries.

- PracticeWorks(TM)        PracticeWorks(TM) is a registered trademark of
                           Integrated Dental Technologies, Inc.


                           PRODUCT LIABILITY INSURANCE

         The Company faces an inherent risk of exposure to product liability claims in the event that the use of one or more of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. Many of the Company's customers require the Company to maintain product liability insurance coverage as a condition to their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims. The loss of insurance coverage or the assertion of a product liability claim or claims could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    EMPLOYEES

         As of July 31, 1999, the Company and its operating subsidiaries had 286 employees in the following categories:


                   Categories                    Number of Employees
         ------------------------------          -------------------
               Executive Officers                         8
                     Sales                              113
         Accounting and Administration                   79
          Purchasing and Distribution                    41
                 Manufacturing                           45


         No employees are represented by a labor union, nor are there any current labor relations complaints on file with any agency. The Company believes its relationship with its employees is good.

                CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

                           The disclosure and analysis in this report and in the Company's other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give the Company's current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Many factors discussed in Part I of this report, for example government regulation, competition, and the supply of raw materials, will be important in determining future results.

                           Any or all forward-looking statements in this report, any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially.

                           The Company undertakes no obligation to publicly update forward-looking statements. Shareholders are advised to consult further disclosures on related subjects in the Company's other reports to the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that the Company's management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect the Company's business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

- Uncertainties of         The rigorous clinical testing and an extensive
  Regulatory Approval      regulatory approval process mandated by the FDA and
                           equivalent foreign authorities before the Company can market any drug can take a number of years and require the expenditure of substantial resources.
                           Obtaining such approvals and completing such testing is a costly and time consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries.
                           There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

                           A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

- Introduction             Zila has not received final FDA approval for
  of OraTest(R) in         OraTest(R) and is in the process of initiating
  the United States        additional studies to include an amended NDA. As of
                           July 31, 1999, Zila expensed approximately $11.8 million in OraTest(R) including a significant financial investment towards obtaining FDA approval of OraTest(R) and to prepare for the introduction of OraTest(R) to the United States market. There can be no assurance that the FDA will issue a final approval of OraTest(R), and the failure of the FDA to approve
                           OraTest(R) would make it impossible for Zila to recoup its investment through sales of OraTest(R) in the United States. The failure of the FDA to finally approve OraTest(R) will have a material adverse effect on the Company's results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of OraTest(R).

                           If FDA approval of OraTest(R) is received, the Company must establish a marketing and sales force with technical expertise to market directly to the dental professional or it must obtain the assistance of a pharmaceutical company with a large sales force. There is no assurance that the Company will be successful in gaining market acceptance of OraTest(R).

- Dependence on            A large percentage of the Company's revenues result
  Key Products             from sales of Ester-C, Peridex(R), and the
                           Zilactin(R) family of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on the Company's revenues could be significant.

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

- Competition;             The pharmaceutical industry is highly competitive. A
  Research and             number of companies, many of which have greater
  Development              financial resources, marketing capabilities and
                           research and development capacities than the Company, are actively engaged in the development of products similar to those products produced and marketed by the Company. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those marketed by the Company.
                           Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as Zilactin(R). In addition, Zila
                           Dental Supply faces significant competition, primarily from a various number of dental supply dealers and mail order supply houses in the United
                           States. PracticeWorks(TM) and Cygnus also face significant competition from providers of dental practice management software and intra-oral camera systems. Many of the competing providers of these products have significantly greater market share and financial resources than PracticeWorks(TM) and
                           Cygnus. In addition, new competitors may enter into Cygnus' and PracticeWorks(TM)' markets from time to time. It may be difficult for PracticeWorks(TM) and Cygnus to maintain or increase sales volume and market share due to such competition.

- Generic                  In the U.S., competition with producers of generic
  Competition              products is a major challenge. The Company's loss of
                           any of its product's patent protection could lead to a dramatic loss in sales of the product in the U.S.
                           market.

- Dependence on            Zila relies on a combination of patent, copyright,
  Proprietary Rights       trademark and trade secret protection, nondisclosure
                           agreements and licensing arrangements to establish and protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications, and intends to seek additional patent applications as it deems appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover Zila's products or to effectively limit competition against Zila is uncertain. Furthermore, any patents that may be issued to Zila may be challenged, invalidated or circumvented. Litigation may result from the Company's use of registered trademarks or common law marks and, if litigation against Zila were successful, a resulting loss of the right to use a trademark could reduce sales of Zila's products and could result in a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult.
                           International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which in the Company does business.

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

- Future Capital           The development of the Company's products will
  Requirements and         require the commitment of substantial resources to
  Uncertainty of           conduct the time-consuming research and development,
  Future Funding           clinical studies and regulatory activities necessary
                           to bring any potential product to market and to establish production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The
                           Company may seek such additional funding through collaborative arrangements and through public or private financings. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

- Possible Volatility      The market price for the Company's common stock has
  of Common Stock          fluctuated significantly in the past. Management of
  Price                    Zila believes that such fluctuations may have been
                           caused by announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Zila and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. Zila anticipates that the market price for its common stock may continue to be volatile.

- Issuance                 The Company's Board of Directors has the authority,
  of Preferred Stock       without any further vote by the Company's
                           stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On October 17, 1997, the Company issued
                           30,000 shares of its Series A Convertible Preferred
                           Stock as well as warrants to purchase 360,000 shares of common stock to various investors for consideration of $30.0 million. As of July 31, 1999,
                           22,518 shares of the Series A Preferred Stock have been converted into shares of the Company's common stock.

                           The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend in fiscal year 1998 and such non-cash embedded dividend has been deducted from net income in the accompanying consolidated statement of operations to arrive at the amount of net income attributable to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value.

- Environmental            The Company is subject to federal, state and local
  and Controlled           laws and regulations governing the use, generation,
  Use of Hazardous         manufacture, storage, discharge, handling and
  Materials                disposal of certain materials and wastes used in its
                           operations, some of which are classified as "hazardous." The Company could be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, and the operations, business and future profitability of the Company could be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

- Year 2000                The Company is currently working to evaluate and
  Compliance               mitigate the extent of any "Year 2000" problems that
                           may exist at the Company or that may have an effect on its business, but it has not yet completed this evaluation and there can be no assurance that such evaluation will be timely completed. While the Company does not expect the costs to address the problem will be material, and it does not expect that the consequences of incomplete or untimely resolution of the problem will materially impact the operation of its business, there can be no assurance that the costs and liabilities associated with Year 2000 issues will not have a material impact on its business, prospects, revenues or financial position.
                           The Company has not incurred, and does not expect to incur, any specific quantifiable cost that can be directly and solely related to the Year 2000 issue.
                           The Company does not yet have a contingency plan to handle a worst case scenario.

ITEM 2.  PROPERTIES        For further discussion of Year 2000 Impact see
                           Item 7 Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.


- Corporate Headquarters   On January 4, 1991, the Company purchased a 16,000
                           square foot building located at 5227 North Seventh
                           Street, Phoenix, Arizona 85014-2800. The Company moved its corporate headquarters to this location on February 8, 1991. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company has refinanced the mortgage with Bank One, Arizona (the
                           "Bank"). The terms of the refinancing include interest to be payable monthly on the unpaid balance at an interest rate of nine percent (9.00%). The refinanced mortgage loan is amortized over 20 years and is due on April 1, 2001.

- Manufacturing Facility   The Company leases 7,040 square feet for a
                           manufacturing facility in Phoenix, Arizona. This facility produces toluidine blue which will be used in the manufacture of OraTest(R). The facility is leased under a three year agreement which expires
                           September 30, 2002, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years.
                           Monthly lease payments are $4,640. The Company does not currently intend to invest in any other plants or manufacturing facilities. The Company's products are currently manufactured by Clinipad, Arizona Natural
                           Resources and Germiphene. Together with the Company's laboratory facilities, the Company believes that these manufacturers are capable of performing all necessary production functions. See "Item 1. Business
                           -- Manufacturing and Distribution."

- Oxycal The Company's Oxycal subsidiary, owns 2.79 acres and occupies a 27,440 square foot facility located at 533 Madison Avenue, Prescott, Arizona 86301. There are no liens on this property. This facility manufactures and distributes a patented and enhanced form of Vitamin C under the trademark Ester-C(R). In April 1999, a five acre lot was purchased slated to accommodate a new 65,000 square-foot building. The new building will feature larger production, laboratory, packaging, storage and shipping areas as well as a controlled environment. The construction is scheduled for completion in the summer of 2000.

- Other The Company's subsidiaries hold additional leases on seven separate facilities. Bio-Dental leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,837 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on November 30, 2001, however Bio-Dental has an option to renew the lease for two subsequent five-year terms. Bio-Dental's administrative offices are located in the Rancho Cordova facility. Zila Dental Supply leases 19,200 square feet in an office/warehouse complex at 172 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $3,124 per month, and expires on October 31, 2000. On December 1, 1998, Zila Dental Supply entered into a three-year lease for 3,915 square feet at 4544 South Pinemont, Suite 204, Houston, Texas for their Houston branch office. The current lease rate is $2,145 per month. On June 1, 1999, IDT entered into a five year lease for 5,600 square feet at 11344 Coloma Road, Suite 650, Gold River, California. The current lease rate is $7,320 per month and increases every twelve months with the monthly lease payment to be $8,109 in the final year.

                           On February 1, 2000 the lease will include an additional 1,635 square feet at a rate of $2,126 per month increasing every twelve months beginning August 1, 2000 with the monthly lease payment to be $2,354 per month in the final year. IDT also occupies an office complex at 6021-A West 71st Street, Indianapolis, Indiana on a month-to-month basis at a rate of $3,566. On April 1, 1997, Cygnus entered into a five year lease for 6,042 square feet of office/warehouse space located at 8240 E. Gelding Suite 101, Scottsdale, Arizona. The current lease rate is $4,048 per month and increases every twelve months with the monthly lease payment to be $4,350 in the final year. Oxycal leases 14,400 square feet of warehouse space located at 1066 Spire Drive, Prescott, Arizona. The facility is leased under a one-year agreement which expires April 30, 2000. Monthly lease payments are $7,055 and will continue on a month-to-month basis beginning May 1, 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and certain officers of the Company have been named as defendants in a consolidated First Amended Class Action Compliant filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

         In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. In February 1997, the plaintiffs started the process to appeal the judgment. Subsequently, the appellate court upheld the lower court's summary judgment in favor of Bio-Dental. Accordingly, in fiscal year 1998, Bio-Dental reversed the amount of the accrued liability.

         On September 8, 1999, the Securities and Exchange Commission (the "Commission") entered an order directing investigation entitled "In the Matter of Zila, Inc." The Commission is investigating whether (i) there were purchases or sales of securities of the Company by persons while in possession of material non-public information concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest(R) NDA and whether the FDA would subsequently approve the NDA; (ii) such persons conveyed information regarding these matters to other persons who effected transactions in securities of the Company without disclosing the information; and (iii) there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning these matters. The Company does not believe it has violated any of the federal securities laws and is cooperating fully with the Commission in its investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Information regarding the market for Zila's Common Stock and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low quotations in dollars per share for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ").


                                                                     HIGH              LOW
                                                                     ----              ---
         FISCAL YEAR ENDED JULY 31, 1999
                        First Quarter                               6.625            3.875
                        Second Quarter                             12.063            4.125
                        Third Quarter                               5.000            3.250
                        Fourth Quarter                              4.000            2.750

         FISCAL YEAR ENDED JULY 31, 1998
                        First Quarter                               8.875            6.000
                        Second Quarter                              8.000            5.625
                        Third Quarter                               8.375            7.000
                        Fourth Quarter                              8.250            6.250

         The number of stockholders of record of the Common Stock as of July 31, 1999 and September 30, 1999 were approximately 3,369 and 3,356, respectively. As of July 31, 1999 there are 7,482 shares of the Company's Preferred Stock outstanding (See "Item 1 -- Additional Information").

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


                                                                FISCAL YEAR ENDED JULY 31
                                      ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:             1999           1998(1)          1997            1996           1995
                                      ------------    ------------    ------------    ------------   ------------
Net Sales                             $ 71,159,241    $ 61,972,765    $ 38,592,252    $ 37,479,546   $ 35,064,245
Licensing Fees and Royalty  Revenue        135,510         164,345          72,640       2,100,484      1,956,654
Net Income (Loss)                       (1,966,982)      2,301,068      (6,458,377)      1,217,298     (1,282,357)
Net  Income  (Loss) Attributable
to Common Shareholder                   (1,966,982)     (5,013,532)     (6,458,377)      1,217,298     (1,282,357)
Net Income (Loss) Per Share
Attributable To Common Shareholder           (0.05)          (0.15)          (0.20)           0.04          (0.04)

                                                               AT JULY 31
                                  -------------------------------------------------------------------
BALANCE SHEET DATA:                   1999        1998(1)         1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
Current Assets                    $30,750,624   $27,992,138   $10,779,049   $13,251,960   $12,010,497
Current Liabilities                 8,704,760     8,777,242     5,804,965     6,672,497     6,401,072
Total Assets                       76,555,933    69,863,877    23,604,032    25,309,781    16,691,859
Long-Term Debt                      9,577,755     1,355,547       375,908       382,006     1,136,239
Total Liabilities                  18,282,515    10,132,789     6,180,873     7,054,503     7,537,311
Series A Convertible Redeemable
 Preferred Stock                    8,787,191    33,801,930
Shareholders' Equity               49,486,227    25,929,158    17,423,159    18,255,278     9,154,548

(1) The increase in the amounts above between 1997 and 1998 is primarily the result of the acquisitions discussed in Note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: prospective products and regulatory approval of such products, approval or disapproval of OraTest(R) by the FDA, future performance or results of current and anticipated products, product liability claims, unavailability of raw materials, Year 2000 issues, sales efforts, expenses, the outcome of contingencies such as legal proceedings, financial results and competition.

COMPANY OVERVIEW

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the audited Consolidated Financial Statements and Notes thereto.

         Zila is a world-wide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer detection system. The Professional Products Group includes Zila Dental Supply, a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Integrated Dental Technologies, Inc., which distributes PracticeWorks(TM), a dental practice management software product. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal Subsidiary, which are manufacturers and distributors of a patented and unique form of vitamin C under the trademark Ester-C(R).

         On November 5, 1997, the Company's Zila Pharmaceuticals, Inc. ("Zila Pharmaceuticals") subsidiary completed its acquisition of the Peridex(R) product line, a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12.0 million plus the value of acquired inventory. The Company has paid $11.0 million as of July 31, 1999 and final payment of $1.0 million is due November 1999.

         On November 10, 1997, the Company acquired Oxycal, paying $28.0 million for all outstanding shares of Oxycal. The Company raised the funds to consummate the merger through a private placement of 30,000 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and warrants to purchase 360,000 shares of the Company's Common Stock for $30.0 million.

         The Peridex(R) and Oxycal acquisitions were accounted for using the purchase method of accounting for business combinations. In connection with the Oxycal acquisition, the excess of assets over liabilities assumed relate principally to trademarks and goodwill, which are amortized over 25 and 20 years, respectively. In connection with the Peridex(R) acquisition, the excess has been allocated to goodwill and is being amortized over 12 years. Results of operations of Peridex(R) and Oxycal have been included in the Company's statement of operations from their respective acquisition dates.

OPERATING RESULTS

         Fiscal year ended July 31, 1999. Net revenues during the 1999 fiscal year totaled $71.3 million compared to net revenues of $62.1 million for the prior fiscal year, an increase of 14.8%. Net revenues in 1999 for Zila Dental Supply were $31.5 million compared to $28.1 million for the previous fiscal year, an increase of 12.4%. The increase is mainly due to improved mail order sales, expansion of the sales force in conjunction with the opening of two additional branch offices and increased internet sales. Zila Pharmaceuticals, marketer of Peridex(R)and the Zilactin(R) family of products had net revenues of $18.1 million for the fiscal year ended July 31, 1999, an increase of 17.5% over fiscal year 1998 sales of $15.4 million. The main increase in net revenues was due to the acquisition of Peridex(R) in the second quarter of fiscal year 1998. As a result, the twelve months ended July 31, 1998 reflect nine months of Peridex(R) revenues whereas the twelve months ended July 31, 1999 reflect a full twelve months of Peridex(R) revenues. Also contributing to the increased revenues was the addition of the Zilactin(R) Toothache Swab product launched during fiscal year 1999, increased revenues in the Zilactin(R)-L, Zilactin(R) Baby and Zilactin(R)-B product lines. Net revenues in 1999 for Oxycal were $15.0 million compared to $12.2 million for the previous fiscal year, an increase of 22.6%. Oxycal was acquired during the second quarter of fiscal year 1998 and therefore the net revenues for fiscal year 1998 reflects nine months of revenues whereas the twelve months ended July 31, 1999 reflect a full twelve months of Oxycal revenues. PracticeWorks(TM) had net revenues of $4.5 million for fiscal year 1999, an increase of 32.1% over net revenues of $3.4 million in fiscal year 1998. The increase was primarily due to expansion of its dealer network and increased demand for Windows based and Year 2000 ready dental software systems. Net revenues in 1999 for Cygnus were $1.8 million compared to $2.7 million for the previous fiscal year, a decrease of 34.4%. Technical difficulties with the digital x-ray systems were the primary reason for the decrease in sales as compared to the previous year.

         Cost of products sold were $34.3 million for the fiscal year ended July 31, 1999, an increase of 11.9% as compared to $30.7 million for the previous fiscal year. Cost of products sold as a percentage of net revenues decreased to 48.2% compared to 49.4% in fiscal year 1998. Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased to 74.6% in fiscal year 1999 from 75.8% in fiscal year 1998. This decrease is mainly due to reduced costs resulting from vendor rebate programs. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 17.9% in fiscal year 1999 as compared to 16.7% in fiscal year 1998. This increase is due mainly to the introduction and market expansion of newer products, which have higher costs as compared to the existing products. Also contributing to the increase in 1999, were promotions for Peridex(R), which offered the product at reduced pricing throughout fiscal year 1999. Cost of products sold as a percentage of net revenues for Oxycal decreased to 27.9% in fiscal year 1999 as compared to 29.7% in fiscal year 1998. The decrease is a result of favorable raw materials purchase contracts in effect for fiscal year 1999 as compared to fiscal year 1998. PracticeWorks(TM) had a decrease in cost of products sold as a percentage of net revenues from 10.3% in fiscal year 1998 to 6.2% in fiscal year 1999. The decrease is mainly due to an increase in higher software and support revenue and lower training costs. Cygnus had an increase in cost of sales as a percentage of net revenues from 76.9% in fiscal year 1998 to 98.8% in fiscal year 1999. The increase is primarily related to the technical difficulties with the digital x-ray systems and related inventory write-offs.

         The Company incurred selling, general and administrative expenses of $31.9 million or 44.7% of net revenues during the fiscal year ended July 31, 1999 compared to $25.5 million or 41.0% of net revenues in the fiscal year ended July 31, 1998. This increase is mainly attributable to selling, general and administrative expenses resulting from the Oxycal and Peridex(R) acquisitions in the second quarter of fiscal year 1998, corporate regulatory affairs, legal, public relations and professional services as well as increased selling expense at Zila Dental Supply. Costs associated with resolving technical problems with the CygnusRay2(TM), Cygnus's digital x-ray system, also contributed to the increase.

         Research and development expenses increased $1.3 million, or 49.9%, from $2.7 million in fiscal year 1998 to $4.0 million in fiscal year 1999. The increase was mainly related to research and clinical activities associated with OraTest(R) and Ester-C(R), as well as product development expenses related to the digital x-ray systems and dental practice management software.

         Depreciation and amortization expenses increased $800,000 from $2.8 million in fiscal year 1998 to $3.6 million in fiscal year 1999. The increase is mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex(R) acquisitions, which occurred during the second quarter of fiscal year 1998.

         Interest income decreased $31,000 from $320,000 in the prior fiscal year to $289,000 during the fiscal year 1999 due to decreased bank balances. Interest expense increased from $335,000 in fiscal year 1998 to $393,000 in fiscal year 1999. The increase was attributable to additional debt obligations during fiscal year 1999 related to the funding of a new manufacturing and laboratory facility for Oxycal and additional financing to support OraTest(R) clinical, regulatory, manufacturing and marketing costs.

         The benefit for income taxes was $846,000 ($250,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) for the fiscal year ended July 31, 1999 compared to an income tax benefit of $2.6 million ($800,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) during the year ended July 31, 1998. In the past, the Company had offset its net deferred tax asset with valuation allowance due to the Company's lack of earnings history.

         For the fiscal year ended July 31, 1999, the Company had a net loss of $2.0 million compared to net income of $2.3 million for 1998. The decrease in profitability is primarily due to increased spending in OraTest(R), increased losses at Cygnus resulting from the technical difficulties with the digital x-ray system and lower tax benefit recognized in 1999 compared to 1998. In fiscal year 1998, net income has been reduced in the amount of $7.3 million by the accretion of an embedded dividend on the Series A Preferred Stock issued in November 1997 to arrive at net loss attributable to common shareholder. As a result, for the fiscal year 1998, the Company had a net loss attributable to common shareholders of $5.0 million after taking into account the embedded dividend.

         Fiscal year ended July 31, 1998. Net revenues during the 1998 fiscal year totaled $62.1 million compared to net revenues of $38.7 million for the prior fiscal year, an increase of 60.6%. Net revenues in 1998 for Zila Dental Supply were $28.1 million compared to $26.5 million in fiscal year 1997, a 5.7% increase. The increase is due primarily to increased sales overall in the dental supply market. Zila Pharmaceuticals net revenues in 1998 were $15.4 million compared to $6.7 million in 1997, a 129.8% increase. The increase is primarily due to the acquisition in the second quarter of 1998 of Peridex(R) and continued growth in the Zilactin(R) line of products. Net revenues in 1998 for Oxycal were $12.2 million and are directly attributable to the acquisition of Oxycal in the second fiscal quarter of 1998. PracticeWorks(TM) had net revenues of $3.4 million in 1998, an increase of 55.8% when compared to the net revenues of $2.2 million in 1997 due primarily to an expansion of the sales force. Net revenues in 1998 for Cygnus were $2.7 million, a 15.1% decrease over the $3.2 million of net revenues in 1997 due primarily to decreased camera sales.

         Cost of products sold were $30.7 million for the fiscal year ended July 31, 1998, a 30.3% increase from $23.5 million for the fiscal year ended July 31, 1997 due to increased sales resulting primarily from the acquisitions of Oxycal and Peridex(R). Cost of sales as a percentage of net revenues decreased to 49.4% during fiscal year 1998 compared to 60.9% in fiscal year 1997. This decrease is primarily due to lower costs as a percentage of net revenues relating to the Oxycal and Peridex(R) product lines. Cost of products sold as a percentage of net revenues for Zila Dental Supply increased slightly to 75.8% in 1998 from 74.0% in 1997 primarily due to the inability to pass on price increases from suppliers to customers. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals decreased slightly to 16.7% in 1998 from 17.9% in 1997 primarily due to the increased costs associated with the launch of the Zilactin(R)-Baby in 1998. Cost of products sold as a percentage of net revenues for PracticeWorks(TM) decreased to 10.3% in 1998 from 24.9% in 1997 primarily due to the discontinuation in 1997 of hardware sales which carried a higher percentage of cost of products sold. Cost of products sold as a percentage of net revenues for Cygnus increased to 76.9% in 1998 from 71.4% in 1997 primarily due to pricing pressures and the phase-out of a line of cameras.

         The Company incurred selling, general and administrative expenses of $25.5 million or 41.0% of net revenues during the fiscal year ended July 31, 1998, compared to $20.1 million or 52.1% of net revenues, an increase of $5.4 million over the prior fiscal year. This increase reflects primarily an increase in the marketing and administrative personnel and other selling and administrative costs necessary to support the consolidated businesses of the acquired companies. The decrease in selling, general and administrative expenses as a percentage of net revenues reflects the Company's ability to take advantage of economies of scale resulting from the larger installed customer base and a higher base of revenue realized from the Oxycal and Peridex(R) acquisitions.

         Research and development expenses increased $1.7 million from $972,000 in fiscal 1997 to $2.7 million in fiscal 1998. The increase is mainly associated to research and clinical activities associated with OraTest(R) and the addition of Oxycal research expenses.

         Depreciation and amortization expenses increased $1.6 million from $1.2 million in the prior fiscal year to $2.8 million in fiscal year 1998. The increases are mainly due to the additional amortization of intangibles and goodwill associated with the Oxycal and Peridex(R) acquisitions.

         Interest income increased $118,000 from $202,000 in the prior fiscal year to $320,000 during fiscal year 1998 due to higher cash balances. Interest expense increased from $79,000 in fiscal year 1997 to $335,000 in fiscal year 1998. The increase was attributable to additional debt obligations during fiscal year 1998 related to the Peridex(R) acquisition.

         During the year ended July 31, 1998, the Company recorded an income tax benefit of $2.6 million ($800,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value). In the past, the Company had offset its net deferred tax asset with valuation allowance due to the Company's lack of earnings history.

         For the fiscal year ended July 31, 1998, the Company had net income of $2.3 million compared to net loss of $6.5 million for 1997. Net income attributable to common shareholders has been reduced in the amount of $7.3 million by the accretion of an embedded dividend on the Series A Preferred Stock issued in November 1997. As a result, for the fiscal year 1998, the Company had a net loss attributable to common shareholders of $5.0 million after the reduction for the non-cash embedded dividend.

INFLATION AND SEASONALITY

         Inflation has had no material effect on the operations or financial condition of the Company. The Company's operations are not considered seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1999, the Company held cash and cash equivalents of $5.8 million compared to $5.2 million at July 31, 1998. The Company's working capital was $22.0 million at July 31, 1999 as compared to $19.2 million at July 31, 1998 representing an increase of $2.8 million. The increase in working capital is due primarily to an increase in accounts receivable - net of $1.6 million.

         Net cash used in operating activities was $792,000 during 1999 and was attributable to the net loss of $2.0 million as adjusted for the effects of non-cash items of $3.0 million and changes in operating assets and liabilities totaling $1.9 million. Significant changes in operating assets and liabilities were comprised of an increase in accounts receivable of $1.6 million related to higher fourth quarter sales in 1999 than in 1998, and an increase in deferred revenue of $414,000 related to software support.

         Net cash used in investing activities was approximately $2.5 million consisting of $1.8 million in capital expenditures for the OraTest(R) and Oxycal product lines and $686,000 of capitalized patent and license costs.

         The net cash of $3.8 million provided in financing activities for the year ended July 1999 was comprised of net borrowings of $8.3 million partially offset by the proceeds from the Oxycal bond transaction, which are held by the trustee of $4.8 million. In addition, the Company received $259,000 from the issuance of common stock related to the exercise of stock options.

         At July 31, 1999, the Company had income tax net operating loss carryforwards of approximately $24.0 million which expire in years 2000 through 2019.

         In February 1999, the Company increased its line of credit with Bank One Corporation to $9 million and extended the commitment period to December 1, 2000. Additionally, the interest rate was reduced to the prime rate (8.0% at July 31, 1999) plus .25%. At July 31, 1999, the Company had borrowings of $4.2 million against the line of credit. The loan covenants remain essentially unchanged from the prior commitment.

         In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the"Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until such time as construction costs are incurred. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of April 30, 1999, carried interest rates of 3.6% and 5.0%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by the Company.

         On November 10, 1997, the Company completed a $30.0 million financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal.

         The Company believes that cash generated from its operations and the availability of cash under its line of credit as of July 31, 1999 are sufficient to finance its level of operations and currently anticipated capital expenditures through the next 12 months. The Company may require additional financing to support the production and future OraTest(R) clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurance that such funds would be available on terms acceptable to the Company.

         YEAR 2000 IMPACT. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as third parties. The Year 2000 issue has been addressed within the Company by its individual business units, and progress is reported periodically to management. The Company has contracted with independent experts as considered necessary.

         The Company has substantially completed the process of evaluating the capabilities of its internal computer systems, software and equipment to process the Year 2000 correctly. The Company believes that most vendor developed software which it utilizes in its internal operations has been made Year 2000 compliant through vendor provided updates. Additionally, the Company has tested its internally developed software and hardware, which are included in the products sold to its customers. Those systems and applications identified as needing remediation will be modified and tested prior to December 31, 1999.

         In addition to risks associated with the Company's own computer systems, software and equipment, the Company's business may be adversely affected by any third party with whom it transacts business that have not resolved the Year 2000 issue. These include financial institutions, suppliers, vendors and governmental agencies. The Company is reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to most critical entities with which the Company does business to assess their Year 2000 readiness. Responses to the questionnaires arrive periodically and are helping the Company evaluate the extent to which it maybe vulnerable to its vendors' own Year 2000 issues. As of July 31, 1999, the Company's individual business units have reported that a majority of the responses have been received and the Company has not discovered any significant negative third party Year 2000 compliance issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. If a significant number of the Company's suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position and results of operations of the Company.

Costs

         The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are managed within each business unit. The total estimated cost for the Company's Year 2000 work is approximately $200,000, of which approximately $175,000 has been incurred as of July 31, 1999; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company. The total costs of the Year 2000 systems upgrades and assessments are currently funded through cash flow from operating activities.

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

Contingency Plan

         The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. Such risks include the inability to process and deliver customer orders and payments, procure salable merchandise and perform other critical business functions which could have a material impact on the financial performance of the Company. Currently, the Company is formulating plans to assure adequate inventory to meet customer needs, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. Due diligence and monitoring with respect to third parties is scheduled to be performed on a continuous basis until the end of 1999. A formal plan will be adopted if it becomes evident that there will be an area of non-compliance in the Company's systems or at a critical third party which will impact its operations.

         New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal quarters and fiscal years beginning after June 15, 2000. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         The information called for by this Part III is, in accordance with General Instruction G(3) to Form 10-K, incorporated herein by reference to the information contained in the Company's definitive proxy statement for the annual meeting of stockholders of Zila to be held December 9, 1999, which will be filed with the SEC not later than 120 days after July 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                      METHOD OF FILING
                                                                                                      ----------------
(a)      Financial Statements

 (1)     Report of Deloitte & Touche LLP                                                               Filed herewith

 (2)     Consolidated Financial Statements and Notes thereto of the
         Company including Consolidated Balance Sheets as of July 31, 1999 and
         1998 and related Consolidated Statements of Operations, Shareholders'
         Equity, and Cash Flows for each of the years in
         the three-year period ended July 31, 1999                                                     Filed herewith

(b)      Reports on Form 8-K for the quarter ended July 31, 1999.

         None.

(c)      Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION                                                          METHOD OF FILING
-------                          -----------                                                          ----------------
3-A      Certificate of Incorporation, as amended                                                              *

3-B      Bylaws                                                                                                *

3-C      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                           D

4-A      Specimen Stock Certificate                                                                            *

4-B      Form Stock Purchase Warrant re Series A Preferred Stock                                               D

4-C      Deere Park Capital Management Warrant                                                                 C

4-D      Bartholomew Investment, L.P. Warrant                                                                  C

10-A     Revolving Line of Credit Loan Agreement dated February 1, 1999 between
         Zila, Inc. and Bank One, Arizona                                                                      *

10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                           A

10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                          A

10-D#    1997 Stock Option Award Plan                                                                          D

10-E     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
         and Zila Pharmaceuticals, Inc                                                                         B

10-F     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                             C

10-G     Amendment to Private Equity Line of Credit Agreement                                                  C

10-H     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                                C

10-I     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P                                                                  C

10-J     Securities Purchase Agreement dated as of October 17, 1997 by and
         among Zila, Inc. and certain investors                                                                D

10-K     Registration Rights Agreement dated October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                      D

10-L     Asset Purchase Agreement dated October 28, 1999 between Zila, Inc.,
         Cygnus Imaging, Inc. and Procare Laboratories, Inc.                                                   *

10-M     Promissory Note dated October 28, 1999 between Zila, Inc. and
         Procare Laboratories, Inc.                                                                            *

21       Subsidiaries of Registrant                                                                            E

23       Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *

24-A     Power of Attorney of Joseph Hines                                                                     *

24-B     Power of Attorney of Bradley C. Anderson                                                              *

24-C     Power of Attorney of Carl A. Schroeder                                                                *

24-D     Power of Attorney of Patrick M. Lonergan                                                              *

24-E     Power of Attorney of Michael S. Lesser                                                                *

24-F     Power of Attorney of Curtis M. Rocca                                                                  *

24-G     Power of Attorney of Christopher D. Johnson

24-H     Power of Attorney of Kevin J. Tourek                                                                  *

27       Financial Data Schedule                                                                               *


*        Filed herewith

A Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996, as amended

C Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651

D Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997

E Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October, 1999.

                                       ZILA, INC., a Delaware corporation

                                       By /s/ BRADLEY C. ANDERSON
                                          --------------------------------------
                                          Bradley C. Anderson
                                          Vice President
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                                 TITLE                               DATE
              ---------                                 -----                               ----
/s/ JOSEPH HINES                               Chairman of the Board,                 October 29, 1999
--------------------------------------         President, Chief Executive
    Joseph Hines                               Officer


/s/ BRADLEY C. ANDERSON                        Vice President and Chief               October 29, 1999
--------------------------------------         Financial Officer
    Bradley C. Anderson

                  *                            Director                               October 29, 1999
--------------------------------------
    Carl A. Schroeder

                  *                            Director                               October 29, 1999
--------------------------------------
    Patrick M. Lonergan

                  *                            Director                               October 29, 1999
--------------------------------------
    Michael S. Lesser

                  *                            Director                               October 29, 1999
--------------------------------------
    Curtis M. Rocca III

                  *                            Director                               October 29, 1999
--------------------------------------
    Christopher D. Johnson

                  *                            Director                               October 29, 1999
--------------------------------------
    Kevin J. Tourek

*By /s/ BRADLEY C. ANDERSON                                                           October 29, 1999
    --------------------------------------
    Bradley C. Anderson
    Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona


We have audited the consolidated balance sheets of Zila, Inc. and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of operations, convertible redeemable preferred stock and shareholders' equity, and of cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Bio-Dental Technologies Corporation ("Bio-Dental") on January 8, 1997, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 29, 1999

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND 1998

ASSETS                                                                         1999                               1998
                                                                     ----------------------             ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $            5,770,970             $            5,241,201
  Trade receivables, less allowance for doubtful accounts
     of $459,083 (1999) and $493,520 (1998)                                       8,741,283                          7,161,240

  Inventories - Net                                                              11,405,883                         11,550,009
  Prepaid expenses and other current assets                                       1,126,773                          1,254,258
  Deferred income taxes                                                           3,705,715                          2,785,430
                                                                     ----------------------             ----------------------

         Total current assets                                                    30,750,624                         27,992,138
                                                                     ----------------------             ----------------------

PROPERTY AND EQUIPMENT - Net                                                      5,680,281                          4,955,861
PURCHASED TECHNOLOGY RIGHTS - Net                                                 6,037,415                          6,473,854
GOODWILL - Net                                                                   15,679,969                         17,009,914
TRADEMARKS - Net                                                                 10,782,029                         11,131,925
OTHER INTANGIBLE ASSETS - Net                                                     2,432,607                          2,173,352
CASH HELD BY TRUSTEE                                                              4,834,755
OTHER ASSETS                                                                        358,253                            126,833
                                                                     ----------------------             ----------------------


TOTAL                                                                $           76,555,933             $           69,863,877
                                                                     ======================             ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $            3,680,639             $            4,917,626
  Accrued liabilities                                                             2,760,735                          2,251,105
  Deferred revenue                                                                  982,037                            567,956
  Short-term borrowings                                                             116,950                             87,598
  Current portion of long-term debt                                               1,164,399                            952,957
                                                                     ----------------------             ----------------------

         Total current liabilities                                                8,704,760                          8,777,242

LONG-TERM DEBT - Net of current portion                                           9,577,755                          1,355,547
                                                                     ----------------------             ----------------------

          Total liabilities                                                      18,282,515                         10,132,789
                                                                     ----------------------             ----------------------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 7,482 shares (1999) and
  28,800 shares (1998); liquidation preference value:
  $1,220 per share                                                                8,787,191                         33,801,930
                                                                     ----------------------             ----------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 40,378,588 shares
   (1999) and 34,743,575 shares (1998)                                               40,379                             34,744
  Capital in excess of par value                                                 69,395,976                         43,877,560
  Deficit                                                                       (19,949,703)                       (17,982,721)
                                                                     ----------------------             ----------------------

                                                                                 49,486,652                         25,929,583
  Less 42,546 shares of common stock held by wholly-owned
    subsidiary (at cost)                                                               (425)                              (425)
                                                                     ----------------------             ----------------------

        Total shareholders' equity                                               49,486,227                         25,929,158
                                                                     ----------------------             ----------------------

TOTAL                                                                $           76,555,933             $           69,863,877
                                                                     ======================             ======================


    See notes to consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
 YEARS ENDED JULY 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                1999                1998               1997
                                            ------------        ------------        ------------
NET REVENUES                                $ 71,294,751        $ 62,107,110        $ 38,664,892
                                            ------------        ------------        ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                       34,335,344          30,676,673          23,542,342
  Selling, general and administrative         31,853,421          25,469,787          20,141,557
  Research and development                     3,988,028           2,660,135             972,221
  Depreciation and amortization                3,581,768           2,769,956           1,154,428
                                            ------------        ------------        ------------
                                              73,758,561          61,576,551          45,810,548
                                            ------------        ------------        ------------

(LOSS) INCOME FROM OPERATIONS                 (2,463,810)            530,559          (7,145,656)
                                            ------------        ------------        ------------

OTHER INCOME (EXPENSES):
  Interest income                                288,918             319,774             201,630
  Interest expense                              (392,805)           (334,646)            (79,450)
  Other expense                                    4,715             (14,619)            (24,832)
                                            ------------        ------------        ------------

                                                 (99,172)            (29,491)             97,348
                                            ------------        ------------        ------------

(LOSS) INCOME BEFORE INCOME
  TAX BENEFIT                                 (2,562,982)            501,068          (7,048,308)
INCOME TAX BENEFIT                               596,000           1,800,000             589,931
                                            ------------        ------------        ------------
NET (LOSS) INCOME                             (1,966,982)          2,301,068          (6,458,377)

PREFERRED STOCK DIVIDEND REQUIREMENT:
  SERIES A EMBEDDED DIVIDEND (NOTE 9)                              7,314,600
                                            ------------        ------------        ------------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                              $ (1,966,982)       $ (5,013,532)       $ (6,458,377)
                                            ============        ============        ============
BASIC AND DILUTED LOSS PER SHARE            $      (0.05)       $      (0.15)       $      (0.20)
                                            ============        ============        ============
BASIC AND DILUTED SHARES OUTSTANDING          38,013,058          33,990,947          31,530,096
                                            ============        ============        ============


     See notes to consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE
 PREFERRED STOCK AND SHAREHOLDERS' EQUITY
 YEARS ENDED JULY 31, 1999, 1998 AND 1997

                                                                                                SHAREHOLDERS' EQUITY
                                                                                -------------------------------------------------
                                              CONVERTIBLE REDEEMABLE
                                                 PREFERRED STOCK                      COMMON STOCK
                                            --------------------------          -----------------------------
                                                                                                                       CAPITAL IN
                                                                                                        PAR            EXCESS OF
                                            SHARES            AMOUNT             SHARES                VALUE           PAR VALUE
                                            ------          ----------          ----------             ------         ----------
BALANCE, JULY 31, 1996                        --                  --            31,077,329       $     31,078       $ 24,760,269
  Issuance of common stock                                                         810,094                810          4,550,171
  Exercise of common stock warrants                                                153,665                154            478,211
  Exercise of common stock options                                                 285,493                285            571,795
  Change in unrealized loss on
    securities available-for-sale
  Net loss
                                            ------          ----------          ----------             ------         ----------
BALANCE, JULY 31, 1997                        --                  --            32,326,581             32,327         30,360,446
  Issuance of preferred stock               30,000        $ 36,555,000
  Preferred stock issuance fees                             (1,352,750)
  Conversion of preferred stock into
    common stock                            (1,200)         (1,400,320)            190,543                190          1,400,130
  Issuance of common stock                                                       1,588,869              1,589         10,177,534
  Exercise of common stock warrants                                                214,609                215            609,862
  Exercise of common stock options                                                 422,973                423            529,588
  Income tax benefit - stock options                                                                                     800,000
  Net income
  Series A Embedded dividend
                                            ------          ----------          ----------             ------         ----------
BALANCE, JULY 31, 1998                      28,800          33,801,930          34,743,575             34,744         43,877,560
  Conversion of preferred stock into
    common stock                           (21,318)        (25,014,739)          5,483,371              5,483         25,009,256
  Exercise of common stock warrants                                                 35,975                 36            107,889
  Exercise of common stock options                                                 115,667                116            151,271
  Income tax benefit - stock options                                                                                     250,000
  Net loss
                                             -----        ------------          ----------       ------------       ------------
BALANCE, JULY 31, 1999                       7,482        $  8,787,191          40,378,588       $     40,379       $ 69,395,976
                                             =====        ============          ==========       ============       ============

                                                                       SHAREHOLDERS' EQUITY
                                              ------------------------------------------------------------------------
                                                                   COMMON STOCK         UNREALIZED
                                                                      HELD BY            LOSS ON             TOTAL
                                                                   WHOLLY-OWNED         SECURITIES           COMMON
                                                                    SUBSIDIARY          AVAILABLE-        SHAREHOLDERS'
                                                DEFICIT             (AT COST)           FOR-SALE             EQUITY
                                              ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1996                        $ (6,510,812)       $       (425)       $    (24,832)       $ 18,255,278
  Issuance of common stock                                                                                   4,550,981
  Exercise of common stock warrants                                                                            478,365
  Exercise of common stock options                                                                             572,080
  Change in unrealized loss on
    securities available-for-sale                                                           24,832              24,832
  Net loss                                      (6,458,377)                                                 (6,458,377)
                                              ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1997                         (12,969,189)               (425)               --            17,423,159
  Issuance of preferred stock
  Preferred stock issuance fees
  Conversion of preferred stock into
    common stock                                                                                             1,400,320
  Issuance of common stock                                                                                  10,179,123
  Exercise of common stock warrants                                                                            610,077
  Exercise of common stock options                                                                             530,011
  Income tax benefit - stock options                                                                           800,000
  Net income                                     2,301,068                                                   2,301,068
  Series A Embedded dividend                    (7,314,600)                                                 (7,314,600)
                                              ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1998                         (17,982,721)               (425)               --            25,929,158
  Conversion of preferred stock into
    common stock                                                                                            25,014,739
  Exercise of common stock warrants                                                                            107,925
  Exercise of common stock options                                                                             151,387
  Income tax benefit - stock options                                                                           250,000
  Net loss                                      (1,966,982)                                                 (1,966,982)
                                              ------------        ------------        ------------        ------------
BALANCE, JULY 31, 1999                        $(19,949,703)       $       (425)       $       --          $ 49,486,227
                                              ============        ============        ============        ============

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1999, 1998 AND 1997


                                                                              1999                1998                1997
                                                                         ------------        ------------        ------------
OPERATING ACTIVITIES:
     Net (loss) income                                                   $ (1,966,982)       $  2,301,068        $ (6,458,377)
     Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                      3,581,768           2,769,956           1,154,428
         Impairment of assets                                                    --                  --               587,659
         Other                                                                   --                  --                47,381
         Discount on contractual obligation                                   117,046             288,365                --
         Deferred income taxes                                               (670,285)         (1,800,000)            715,485
         Change in assets and liabilities:
             Receivables - net                                             (1,580,043)          1,766,866             353,713
             Inventories                                                      144,126          (3,010,557)            129,965
             Prepaid expenses and other assets                               (103,935)           (418,875)            288,086
             Accounts payable and accrued liabilities                        (727,357)            585,526             593,105
             Income taxes payable                                                --                  --            (2,471,126)
             Deferred revenue                                                 414,081             172,362             208,033
                                                                         ------------        ------------        ------------
               Net cash (used in) provided by operating activities           (791,581)          2,654,711          (4,851,648)
                                                                         ------------        ------------        ------------
INVESTING ACTIVITIES:
     Purchases of short-term investments                                         --                  --              (222,615)
     Proceeds from sales of short-term investments                               --                  --               934,085
     Purchases of property and equipment                                   (1,762,927)         (1,276,262)           (601,172)
     Acquisitions, net of cash acquired                                          --           (33,595,322)             18,142
     Purchases of intangible assets                                          (686,236)           (942,284)           (118,465)
                                                                         ------------        ------------        ------------
         Net cash (used in) provided by investing activities               (2,449,163)        (35,813,868)              9,975
                                                                         ------------        ------------        ------------
FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                                   29,352              87,598              41,298
     Net proceeds from issuance of common stock                               259,312          10,559,611           3,833,755
     Net proceeds from issuance of preferred stock                               --            28,647,250                --
     Net proceeds from issuance of long-term debt                           9,209,486              93,753                --
     Cash held by trustee                                                  (4,834,755)               --                  --
     Principal payments on long-term debt                                    (892,882)         (3,059,417)           (453,721)
                                                                         ------------        ------------        ------------
         Net cash provided by financing activities                          3,770,513          36,328,795           3,421,332
                                                                         ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          529,769           3,169,638          (1,420,341)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           $  5,241,201        $  2,071,563        $  3,491,904
                                                                         ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  5,770,970        $  5,241,201        $  2,071,563
                                                                         ============        ============        ============
CASH PAID FOR INTEREST                                                   $    229,318        $     46,029        $     79,450
                                                                         ============        ============        ============
CASH PAID FOR INCOME TAXES                                               $       --          $     23,000        $  1,165,710
                                                                         ============        ============        ============

                                                                     (continued)

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED JULY 31, 1999, 1998 AND 1997


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 1999, 1998 and 1997:                                  1999           1998                1997
                                                                                 -----------    -----------         -----------
     Income tax benefit attributable to exercise of common stock options         $   250,000    $   800,000
                                                                                 ===========    ===========

     Conversion of Series A Convertible Redeemable Preferred stock               $25,014,739    $ 1,400,320
                                                                                 ===========    ===========

     Non-cash aspects of Oxycal acquisition:
         Fair value of assets acquired other than cash and cash
             equivalents                                                                        $12,787,836
                                                                                                ===========

         Liabilities assumed                                                                    $ 1,213,729
                                                                                                ===========

         Intangible assets recorded in connection with acquisition of Oxycal                    $14,795,040
                                                                                                ===========

     Non-cash aspects of Peridex acquisition:
         Fair value of assets acquired other than cash and cash
             equivalents                                                                        $   220,000
                                                                                                ===========

         Contractual obligation recorded in connection with the acquisition
             of Peridex                                                                         $ 5,570,000
                                                                                                ===========

         Goodwill recorded in connection with the acquisition of Peridex                        $11,570,637
                                                                                                ===========

     Embedded dividend recorded in connection with issuance of
         Series A Convertible Redeemable Preferred Stock                                        $ 7,314,600
                                                                                                ===========

     Non-cash aspects of Cygnus acquisition:
         Stock issued                                                                                                  $ 1,725,000
                                                                                                                       ===========
         Fair value of assets acquired other than cash and cash
             equivalents                                                                                               $   342,567
                                                                                                                       ===========

         Liabilities assumed                                                                                           $   737,200
                                                                                                                       ===========

         Goodwill recorded in connection with the acquisition of Cygnus                                                $ 2,101,491
                                                                                                                       ===========

         See notes to consolidated financial statements.             (Concluded)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1999, 1998 AND 1997

1.  NATURE OF BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business Activities -- Zila, Inc. ("Zila" or the "Company"), a Delaware corporation, is a manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer detection system. The Professional Products Group includes Zila Dental Supply, a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intra-oral cameras, and Integrated Dental Technologies, Inc., which distributes PracticeWorks(TM), a dental practice management software product. The Nutraceuticals Group is presently comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, which are manufacturers and distributors of a patented and unique form of Vitamin C under the trademark Ester-C(R).

    Principles of Consolidation -- The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Cygnus, and Oxycal. Zila International Inc. has no operations and its assets at July 31, 1999 and 1998 consist of 42,546 shares of common stock of the Company. All significant intercompany balances and transactions are eliminated in consolidation.

    On January 8, 1997, the Company completed a merger with Bio-Dental. On December 30, 1996, Bio-Dental's shareholders approved the all-stock transaction which provided for a per share exchange of .825 shares of the Company's common stock for each share of Bio-Dental common stock outstanding. As of January 8, 1997, Bio-Dental had 6,565,300 shares of common stock outstanding. The merger has been accounted for as a pooling of interests, and accordingly, the fiscal 1997 consolidated financial statements give retroactive effect to the Bio-Dental merger and include the combined operations of the Company and Bio-Dental for the entire fiscal year.

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

    Goodwill and Trademarks are being amortized on a straight-line basis over 12 to 40 years.

    Other intangible assets consist of deferred patent and licensing costs, software rights, and covenants not to compete. Deferred patent and licensing costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration ("FDA") regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Covenants not to compete are amortized over the term of the agreement. Research and development costs totaling approximately $3,988,028, $2,660,135 and $972,221 in 1999, 1998 and
1997, respectively, were expensed as incurred.

    Net (loss) income per common share - Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding during the year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. For the years ended July 31, 1999, 1998 and 1997, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share.

    New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal quarters and fiscal years beginning after June 15, 2000. The Company has not completed evaluating the impact of implementing the provisions of SFAS No. 133.

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

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the classifications used in 1999.

2.  ACQUISITIONS

     On November 5, 1997, the Company's Zila Pharmaceuticals, Inc. subsidiary completed its acquisition of the Peridex(R) product line ("Peridex"), a prescription anti-bacterial oral rinse from The Procter & Gamble Company ("P&G"). The purchase price was $12.0 million plus the value of acquired inventory. The Company has paid $11.0 million as of July 31, 1999 and final payment of $1.0 million is due in November 1999.

     On November 10, 1997, the Company acquired, by merger, Oxycal. Oxycal develops, manufactures and markets a patented, unique form of Vitamin C under the trademark Ester-C(R). The Company paid $28,000,000 for all outstanding shares of Oxycal. The Company raised the funds to consummate the merger in a private placement of 30,000 shares of the Company's Series A Convertible Redeemable Preferred Stock ("Preferred Stock") and warrants to purchase 360,000 shares of the Company's common stock for $30,000,000.

     The Peridex and Oxycal acquisitions were accounted for using the purchase method of accounting for business combinations. In connection with the Oxycal acquisition, trademarks and goodwill of $11,096,280 and $3,698,760, respectively, were recorded and are amortized on a straight-line basis over 25 and 20 years. In connection with the Peridex acquisition, goodwill of $11,570,637 was recorded and is amortized on a straight-line basis over 12 years. Results of operations of Peridex and Oxycal have been included in the Company's statement of operations from their respective acquisition dates.

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

                                                      1998                1997
                                                   ------------        ------------
Revenues                                           $ 68,329,759        $ 65,757,902

Net income                                         $  4,991,556        $  3,942,566

Series A Preferred Stock embedded dividend         $  7,314,600        $  7,314,600

Net loss attributable to common shareholders       $ (2,323,044)       $ (3,372,034)

Basic loss per share                               $      (0.07)       $      (0.11)

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

3.  INVENTORIES

    Inventories consist of the following at July 31:

                              1999                1998
                         ------------        ------------
Finished goods           $  7,531,175        $  7,048,539
Raw materials               4,174,321           4,807,214
Inventory reserves           (299,613)           (305,744)
                         ------------        ------------
Total inventories        $ 11,405,883        $ 11,550,009
                         ============        ============

Amounts reflected in cost of products sold related to inventory reserves during fiscal 1999, 1998 and 1997 were $-0-, $129,880 and $396,996, respectively.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at July 31:

                                                        1999             1998
                                                     ----------       ----------
Land                                                 $1,221,097       $  817,911
Building and improvements                             2,112,065        2,069,626
Furniture and equipment                               2,989,752        2,700,739
Leasehold improvements and other assets                 526,828          374,229
Production and warehouse equipment                    2,715,507        1,912,037
                                                     ----------       ----------
Total property and equipment                          9,565,249        7,874,542
Less accumulated depreciation                         3,884,968        2,918,681
                                                     ----------       ----------
Property and equipment -- net                        $5,680,281       $4,955,861
                                                     ==========       ==========

         Depreciation expense for 1999, 1998, and 1997 was $1,038,507, $769,866, and $498,342, respectively.

5.  INTANGIBLE ASSETS

    Intangible assets consist of the following at July 31:

                                                                1999              1998
                                                             -----------       -----------
Purchased technology rights -- net of accumulated
  amortization of $1,382,058 (1999) and $945,619             $ 6,037,415       $ 6,473,854
  (1998)                                                     ===========       ===========
Goodwill -- net of accumulated amortization of
  $2,535,283 (1999) and $1,205,338 (1998)                    $15,679,969       $17,009,914
                                                             ===========       ===========
Trademarks - net of accumulated amortization of
  $765,936 (1999) and $427,193 (1998)                        $10,782,029       $11,131,925
                                                             ===========       ===========

Other intangible assets:
     Patents                                                 $ 1,370,300       $ 1,110,644
     Licensing costs                                           1,648,133         1,692,853
     Other                                                       748,299           265,844
                                                             -----------       -----------
     Total other intangible assets                             3,766,732         3,069,341
     Less accumulated amortization                             1,334,125           895,989
                                                             -----------       -----------
     Other intangible assets -- net                          $ 2,432,607       $ 2,173,352
                                                             ===========       ===========

    Licensing costs consist primarily of professional fees associated with obtaining FDA approval for a new product, OraTest(R). The recoverability of the deferred licensing costs and purchased technology rights is dependent upon both FDA approval and sufficient revenues generated from sales of OraTest(R) (see
Note 11). Purchased technology rights relate to the acquisition of CTM, Inc in fiscal year 1996.

    Amortization of the Company's intangible assets during fiscal 1999, 1998 and 1997, was $2,543,261, $2,000,090 and $656,086, respectively.

6.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Short-term borrowings consisted of $116,950 at July 31, 1999 and $87,598 at July 31, 1998, for installments due on the Company's various insurance policies.

Long-term debt consisted of the following at July 31:                           1999              1998
                                                                             -----------      ------------
         Revolving line of credit, (1)                                       $ 4,200,000              --
         IDA Bond Payable, Series A, (2)                                       3,900,000              --
         IDA Bond Payable, Series B, (2)                                       1,100,000              --
         Mortgage note payable, interest rate 9%, monthly payments of
         $2,315 with a balloon due April 1, 2001                                 326,440       $   354,223
         Note payable, P&G, final payment due November 1999, net of
         unamortized discount (see Note 2)                                       975,411         1,858,365
         Notes payable for equipment with interest rates between 3.06%
         and 9.44% with maturities no later  than 2001                           240,303            95,916
                                                                             -----------       -----------
                                                                              10,742,154         2,308,504
         Less current portion                                                  1,164,399           952,957
                                                                             -----------       -----------
         Long term portion                                                   $ 9,577,755       $ 1,355,547
                                                                             -----------       -----------

    (1) The Company obtained a $9,000,000 bank line of credit in February 1999, which is collateralized by trade accounts receivable, inventories and rights to payment. This line of credit expires December 1, 2000. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (8.00% at July 31, 1999) plus .25%. At July 31, 1999, the Company had borrowings of $4,200,000 against this line. All borrowings are secured by Zila, Inc. corporate assets and guarantees of its subsidiaries.

    (2) In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until which time construction costs are incurred. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of April 30, 1999, carried interest rates of 3.60% and 5.00%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by the Company.

    Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:

                               2000                                $ 1,164,399
                               2001                                  4,926,854
                               2002                                    436,589
                               2003                                    457,203
                               2004                                    453,469
                               2005 and beyond                       3,303,640
                                                                   -----------
                               Total                               $10,742,154
                               Less current portion                  1,164,399
                                                                   -----------
                               Long-term portion                   $ 9,577,755
                                                                   ===========

    Under the mortgage note and line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 1999, the Company was not in compliance with one of these covenants. The Company has received a waiver from the bank with respect to this covenant at July 31, 1999 and the covenant has been modified for measurement dates subsequent to July 31, 1999.

7.  STOCK OPTIONS AND WARRANTS

    As a result of the merger with Bio-Dental, each Bio-Dental stock option or stock purchase warrant that was outstanding at the merger date can be used to purchase .825 shares of Zila, Inc. common stock. The exercise price of outstanding Bio-Dental options and warrants was also adjusted at the merger date. The new exercise prices are calculated by dividing the original exercise price by .825. The summary of activity related to options and warrants below includes Bio-Dental options and warrants adjusted for the terms of the merger.

    a. Options -- The Company adopted the 1997 Stock Option Award Plan which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors of the Company to purchase up to 1,000,000 shares of the Company's common stock. The options are issuable at an exercise price no less than market value at the date of grant. Options may be exercised up to five to ten years from the date of grant. At July 31, 1999, 231,474 shares were available for grant under this plan.

    The Company adopted a Stock Option Award Plan which became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company's common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options are issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 1999, no shares were available for grant under this plan.

    The Company adopted a Non-Employee Directors Stock Option Plan which became effective October 20, 1989, authorizing the Board of Directors to grant options to 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options are issuable at exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 1999, 57,500 shares were available for grant under this plan.

    A summary of the status of the option plans as of July 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                1999                              1998                            1997
                                    ----------------------------     ----------------------------    -----------------------------
                                                      WEIGHTED                       WEIGHTED                         WEIGHTED
                                                       AVERAGE                        AVERAGE                          AVERAGE
                                                      EXERCISE                        EXERCISE                         EXERCISE
                                       SHARES          PRICE          SHARES            PRICE          SHARES            PRICE
                                    ---------        -----------     ---------        -----------     ---------        -----------
Outstanding at beginning of year    2,195,918        $      5.25     2,281,373        $      4.03     2,036,002        $      2.81
Granted                               419,500               7.40       586,000               5.97       712,558               6.98
Exercised                            (115,667)              2.61      (422,973)              3.15      (285,493)              1.90
Forfeited                            (239,828)              6.34      (248,482)              3.87      (181,694)              3.93
                                    ---------                        ---------                        ---------
Outstanding at end of year          2,259,923               5.38     2,195,918               5.26     2,281,373               4.03
                                    =========                        =========                        =========
Options exercisable at year-end     1,488,078                        1,494,866                        1,703,267
                                    =========                        =========                        =========
Weighted average fair value of
options granted during the  year   $     5.98                       $     1.96                       $     2.54
                                   ==========                       ==========                       ==========

    The following table summarizes information about fixed stock options outstanding at July 31, 1999:


                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  --------------------------------------------------------------     ----------------------------
                                        NUMBER          WEIGHTED        WEIGHTED        NUMBER         WEIGHTED
                                      OUTSTANDING        AVERAGE         AVERAGE      EXERCISABLE       AVERAGE
                     RANGE OF             AT            REMAINING       EXERCISE          AT           EXERCISE
                  EXERCISE PRICES    JULY 31, 1999  CONTRACTUAL LIFE      PRICE      JULY 31, 1999       PRICE
                  ---------------    -------------  ----------------    --------     -------------     ----------
                    $ .12 - 1.31          249,752        1.43            $ 1.19          249,752         $ 1.19
                     2.42 - 4.00          511,076        5.05              3.21          411,076           3.16
                     4.24 - 6.13          664,137        7.12              5.52          457,337           5.48
                     6.50 - 8.19          580,958        5.13              6.97          252,578           6.97
                          9.88            254,000        9.37              9.88          117,335           9.88
                                       ----------                                      ---------
                       .12 - 9.88       2,259,923        5.76              5.38        1,488,078           4.72
                                        =========                                      =========

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for its stock-based employee compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net loss attributable to common shareholders and loss per share attributable to common shareholders for the years ended July 31, 1999, 1998 and 1997 would have been reduced (increased) to the pro forma amounts indicated below, followed by the model assumptions used:

                                                                                                 JULY 31,
                                                                           -------------------------------------------------
                                                                                1999               1998               1997
                                                                           -------------       -------------       -----------
                    Net loss attributable
                    to common shareholders:
                      As reported                                          $(1,967,000)        $(5,014,000)        $(6,458,000)
                      Pro forma                                            $(2,838,440)        $(6,114,000)        $(7,791,000)
                    Net loss attributable
                    to common shareholder per
                    basic shares outstanding:
                      As reported                                          $       (.05)       $       (.15)       $       (.20)
                      Pro forma                                            $       (.07)       $       (.18)       $       (.25)
                    Black-Scholes model assumptions:
                      Risk-free interest rate                                  4.4 - 4.5%         4.2 - 4.4%         5.5 -  6.0%
                      Expected volatility                                             82%                38%                 39%
                      Expected term                                           3 - 6 years       2 -  6 years         2 - 6 years
                      Dividend yield                                                   0%                 0%                  0%

    b. Warrants -- The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided and purchases of the Company's stock. Activity related to such warrants, which expire at various dates through October 2000, is summarized as follows:

                                                                       NUMBER OF     WARRANT PRICE
                                                                        SHARES         PER SHARE
                                                                        ------         ---------
                                   Outstanding, August 1, 1996         770,672      $.60 -   3.77
                                     Issued                            300,000          8.6125
                                     Exercised                        (153,665)       .60 - 3.00
                                     Expired                           (14,992)       .75 - 2.41
                                                                      ---------
                                   Outstanding, July 31, 1997          902,015       .60 - 8.6125
                                     Issued                            456,000     7.625 - 9.92
                                     Exercised                        (214,609)       .60 - 3.00
                                                                     ----------
                                   Outstanding, July 31, 1998        1,143,406      3.00 - 9.915
                                     Exercised                         (35,975)          3.00
                                                                     ----------
                                   Outstanding, July 31, 1999        1,107,431     $3.00 - 9.915
                                                                     ==========

8.  INCOME TAXES

    The consolidated income tax (benefit) provision consists of the following for the years ended July 31:

                                        1999              1998               1997
                                    -----------        -----------        -----------
Current:
  Federal                           $    63,000        $   (51,000)       $  (312,000)
  State                                  11,000             (9,000)              --
                                    -----------        -----------        -----------
Total current                            74,000            (60,000)          (312,000)
                                    -----------        -----------        -----------
Deferred:
  Federal                              (570,000)        (1,479,000)          (304,000)
  State                                (100,000)          (261,000)            26,000
                                    -----------        -----------        -----------
Total deferred                         (670,000)        (1,740,000)          (278,000)
                                    -----------        -----------        -----------
Total consolidated income tax
benefit                             $  (596,000)       $(1,800,000)       $  (590,000)
                                    ===========        ===========        ===========

    The reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

                                                  1999         1998        1997
                                                  ----         ----        ----
Federal statutory rate                           (34)%         34%         (34)%
Adjustments:
  State income taxes -- net of federal
    benefit                                       (6)           6           (6)
  Non-deductible meal and entertainment
    expenses                                       4            7            2
  Non-deductible acquisition expenses and
    other                                         16           14
  Non-deductible goodwill amortization            23           74
  (Decrease) increase in valuation
    allowance                                    (26)        (494)          30
                                                ----         ----         ----
Effective tax rate                               (23)%       (359)%         (8)%
                                                ====         ====         ====

    The components of the Company's deferred income tax assets and liabilities for the years ended July 31 are shown below:

                                                  1999               1998               1997
                                               -----------        -----------        -----------
Current deferred income tax assets:
  Net operating loss carryforwards             $ 6,635,000        $ 7,062,000        $ 6,810,000
  Allowance for obsolete or
  discontinued inventory                           164,000            146,000            219,000

  Book basis vs. tax basis differences             370,000             49,000            227,000

  Reserve for litigation                            29,000             27,000            180,000

  Product warranty allowance                        78,000             45,000            173,000

  Allowance for doubtful accounts                  151,000            112,000            140,000

  Accrued vacation                                  78,000             79,000             40,000

  Other                                             61,000             36,000             20,000
                                               -----------        -----------        -----------

Total current deferred income tax assets         7,566,000          7,556,000          7,809,000

Valuation allowance                             (3,860,000)        (4,771,000)        (7,563,000)
                                               -----------        -----------        -----------
Net deferred income tax asset                  $ 3,706,000        $ 2,785,000        $   246,000
                                               ===========        ===========        ===========

    Approximately $2,063,000 of the deferred tax asset before valuation allowance relates to deductions generated by the exercise of stock options, which, if realized, will result in an increase in capital in excess of par value. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. The benefit for income taxes was $846,000 ($250,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) for the fiscal year ended July 31, 1999 compared to an income tax benefit of $2.6 million ($800,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) during the year ended July 31, 1998.

    At July 31, 1999, the Company had federal net operating loss carryforwards totaling approximately $18,561,000 which expire, if not previously utilized, from 2000 through 2019. Net operating loss carryforwards for state income tax purposes, totaling approximately $5,411,000, must be utilized within five years of the date of their origination, and expire from 2000 through 2004.

9.       REDEEMABLE PREFERRED STOCK

     On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock does not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock have the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. Per guidance from the Emerging Issues Task Force, the intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying fiscal 1998 consolidated statement of operations to arrive at the amount of net loss attributable to common shareholders. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the year ended July 31, 1999, 21,318 shares of the Preferred Stock were converted into common stock.

10.  COMMITMENTS AND CONTINGENCIES

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

    At July 31, 1999, approximately $1,820,000 has been spent. The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company's new products, until such time as three times the amount of funds expended on the Company's marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $31,000, $16,000 and $64,000, for the years ended July 31, 1999, 1998 and 1997, respectively.

    In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell, the inventor of one of the Company's treatment compositions, a royalty of 5% of gross sales of the treatment composition. Royalty expense to Dr. Tinnell for the years ended July 31, 1999, 1998 and 1997 was $390,170, $371,943 and $310,827, respectively.

     The Company is pursuing approval of a New Drug Application ("NDA") pending with the FDA for OraTest(R). The initiation of the marketing of OraTest(R) in the United States is dependent upon the approval of the NDA by the FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for OraTest, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November 1998, the FDA notified the Company that the OraTest(R) NDA was being given "priority review," which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA's Oncologic Drugs Advisory Committee (the "Committee") met to review the OraTest(R) NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in a meeting at the agency on March 1, 1999.

    On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. Following the March 1, 1999 meeting with the FDA, a new clinical research group was engaged and a protocol for a supplemental clinical study was prepared and submitted to the FDA for review. The FDA has provided the Company with comments on the protocol and an action plan is being developed. The Company intends to use the data from this study to amend its present NDA. Also, as a result of the March 1st meeting, the Company has terminated the 12-site clinical study begun in 1995, and all the data from this study will be submitted to the agency as supplemental information. Management is committed to completing the FDA review process.

    The Company leases a manufacturing facility in Phoenix, Arizona under a three year agreement which expires September 30, 2002. The agreement has an option to renew for an additional five years. Additionally, the Company leases offices, warehouse facilities and certain equipment, under operating leases which expire through 2004. Future minimum lease payments under these non-cancelable leases are as follows:

                 2000                       $393,939
                 2001                        236,388
                 2002                        154,316
                 2003                        113,352
                 2004                        104,630
                                          ----------
                 Total                    $1,002.625
                                          ==========

    Rent expense for the years ended July 31, 1999, 1998 and 1997 totaled $340,170, $270,297 and $209,110, respectively.

    The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Compliant filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

    In July 1995, one of Zila's subsidiaries, Bio-Dental, was named as a defendant, along with Bio-Dental's transfer agent and a shareholder of Bio-Dental ("Shareholder"), in a lawsuit. The lawsuit alleges that Bio-Dental wrongfully failed to register 200,000 Bio-Dental shares in the name of the plaintiffs which were pledged as security by the Shareholder for a debt owed by the Shareholder to the plaintiffs. Bio-Dental denied all of the material allegations of the lawsuit against it and has asserted various affirmative defenses. Bio-Dental accrued a liability of $450,000 in September 1996 because it believed a loss was probable at that time. This amount was Bio-Dental's best estimate of the loss in the event the outcome of the litigation was unfavorable to Bio-Dental. In November 1996, Bio-Dental was granted a summary judgment in which the court ruled in favor of Bio-Dental. In February 1997, the plaintiffs started the process to appeal the judgment. Subsequently, the appellate court upheld the lower court's summary judgment in favor of Bio-Dental. Accordingly, Bio-Dental reversed the amount of accrued liability.

    On September 8, 1999, the Securities and Exchange Commission (the "Commission") entered an order directing an investigation entitled "In the Matter of Zila, Inc." The Commission is investigating whether (i) there were purchases or sales of securities of the Company by persons while in possession of material non-public information concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest(R) NDA and whether the FDA would subsequently approve the NDA; (ii) such persons conveyed information regarding these matters to other persons who effected transactions in securities of the Company without disclosing the information; and (iii) there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning these matters. The Company does not believe it has violated any of the federal securities laws and is cooperating fully with the Commission in its investigation.

    The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

11.  EMPLOYEE BENEFIT PLAN

    The Company, except for Oxycal, has adopted the Zila, Inc. 401(k) Savings and Retirement Plan (the "Zila Plan") for the benefit of eligible employees. Participants may contribute, through payroll deductions, up to 15% of their basic compensation not to exceed Internal Revenue Code limitations. The Company may make matching or profit sharing contributions to the Zila Plan. During 1999, 1998, and 1997, the Company contributed approximately $62,000, $39,600 and $19,000, respectively, to the Zila Plan. Oxycal adopted a 401(k) defined contribution plan (the "Oxycal Plan") effective November 1, 1995 for all eligible employees. An employee may contribute up to a certain maximum amount each year. During 1999 and 1998, Oxycal contributed approximately $60,488 and $40,653, respectively to the Oxycal Plan. Effective July 1, 1999, the Oxycal Plan was merged into the Zila Plan.

12.  IMPAIRMENT OF ASSETS

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

13.  EQUITY LINE INVESTMENT AGREEMENT

    In April 1997, the Company entered into an investment agreement (the "Investment Agreement") with Deere Park Capital Management (the "Investor") which allowed the Company to sell up to $25,000,000 of the Company's common stock with the proceeds to be used to fund OraTest(R) marketing and general corporate purposes. Under the Investment Agreement the Company sold $13,000,000 of common stock. The option to sell stock to the Investor expired in September 1998.

    As a commitment fee for keeping the equity line available for the 12 Month Period, the Company issued warrants dated May 7, 1997 (the "Warrants") to the Investor exercisable for 300,000 shares of common stock at an exercise price of $8.6125 per share. The Warrants are exercisable for a three year period commencing October 31, 1997.

14.  SUBSEQUENT EVENT

     On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The purchase price was paid through the issuance of a note receivable which is collateralized by the assets of Procare and matures November 10, 1999.

15.  SEGMENT INFORMATION

     In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

     The Company is organized into three major product groups and further organized into six segments, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Pharmaceuticals which includes Zila Pharmaceuticals, Inc., OraTest products, Dental Supply which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. which does business under the name Zila Dental Supply, Dental Software, which includes Integrated Dental Technologies, Inc., the distributor for PracticeWorks, Dental Imaging which includes Cygnus Imaging, Inc. and Nutraceuticals which includes Oxycal Laboratories, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest segment.

The table below presents information about reported segments for the three years ended July 31 (in thousands):

                                                                    DENTAL    DENTAL     DENTAL
                                      PHARMACEUTICALS    ORATEST    SUPPLY   SOFTWARE    IMAGING       NUTRACEUTICALS     TOTAL
Net Revenues:
   1999 ..........................       $ 18,148       $    311   $ 31,534  $  4,516    $  1,781        $ 15,005       $ 71,295
   1998 ..........................         15,439            237     28,055     3,418       2,716          12,242         62,107
   1997 ..........................          6,719             20     26,532     2,194       3,200            --           38,665
Income (loss) before income taxes:
   1999 ..........................          5,801         (8,872)       658       509      (3,662)          3,003         (2,563)
   1998 ..........................          5,046         (5,727)       854      (273)     (1,573)          2,174            501
   1997 ..........................          1,699         (6,624)       678    (2,091)       (710)           --           (7,048)
Identifiable assets:
   1999 ..........................         13,157         18,861     10,136       871       3,734          29,797         76,556
   1998 ..........................         15,223         12,888      7,962       618       4,973          28,200         69,864
   1997 ..........................          6,598          5,586      7,883       534       3,003            --           23,604
Capital expenditures:
   1999 ..........................             13            681        115        85          79             790          1,763
   1998 ..........................             57            399         70        76         230             444          1,276
   1997 ..........................             43            296        178        73          11            --              601
Depreciation and amortization:
   1999 ..........................          1,011            920        293       103         422             833          3,582
   1998 ..........................            760            830        274        61         237             608          2,770
   1997 ..........................             54            720        224        27         129            --            1,154

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information is presented in the following summary:

                                                                        1998
                                      ------------------------------------------------------------------------
                                                                   Quarters Ended
                                      ------------------------------------------------------------------------
                                      October 31          January 31            April 30            July 31
                                      -----------         -----------         -----------         -----------
Net Revenues                          $ 10,800,182        $ 16,940,983        $ 17,723,721        $ 16,642,224
Gross Profit                             4,222,924           8,822,177           9,799,328           8,586,008
Net income (loss)                         (429,790)          1,281,999             220,661           1,228,198
Net loss attributable to common
shareholders                              (429,790)         (1,872,693)         (2,667,430)            (43,619)
Net loss attributable to common
shareholders - basic                         (0.01)              (0.05)              (0.08)              (0.00)
Net loss attributable to common
shareholder - diluted                        (0.01)              (0.05)              (0.08)              (0.00)


                                                                        1999
                                      ------------------------------------------------------------------------
                                                                   Quarters Ended
                                      ------------------------------------------------------------------------
                                      October 31          January 31            April 30            July 31
                                      -----------         -----------         -----------         -----------
Net Revenues                            $ 16,502,808       $ 18,121,619        $ 16,916,658        $ 19,753,666
Gross Profit                               8,644,162          9,496,567           8,481,157          10,337,521
Net income (loss)                            755,508         (1,147,298)         (2,420,984)            845,792
Net income (loss) attributable to
common shareholders                          755,508         (1,147,298)         (2,420,984)            845,792
Net income (loss) attributable to
common shareholders - basic                      .02              (0.03)              (0.06)               0.02
Net income (loss) attributable to
common shareholder - diluted                     .02              (0.03)              (0.06)               0.02

                                 Exhibits Index

EXHIBIT
NUMBER                                   DESCRIPTION                                               METHOD OF FILING
------                                   -----------                                               ----------------
3-A      Certificate of Incorporation, as amended                                                         *
3-B      Bylaws                                                                                           *
3-C      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                      D
4-A      Specimen Stock Certificate                                                                       *
4-B      Form Stock Purchase Warrant re Series A Preferred Stock                                          D
4-C      Deere Park Capital Management Warrant                                                            C
4-D      Bartholomew Investment, L.P. Warrant                                                             C
10-A     Revolving Line of Credit Loan Agreement dated February 1, 1999 between
         Zila, Inc. and Bank One, Arizona                                                                 *
10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                      A
10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                     A
10-D#    1997 Stock Option Award Plan                                                                     D
10-E     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
         and Zila Pharmaceuticals, Inc                                                                    B
10-F     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                        C
10-G     Amendment to Private Equity Line of Credit Agreement                                             C
10-H     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                           C
10-I     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P                                                             C
10-J     Securities Purchase Agreement dated as of October 17, 1997 by and
         among Zila, Inc. and certain investors                                                           D
10-K     Registration Rights Agreement dated October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                 D
10-L     Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus
         Imaging Inc. and Procare Laboratories, Inc.                                                      *
10-M     Secured Note dated October 28, 1999 between Zila, Inc. and Procare
         Laboratories, Inc.                                                                               *
21       Subsidiaries of Registrant                                                                       E
23       Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                         *

24-A     Power of Attorney of Joseph Hines
24-B     Power of Attorney of Bradley C. Anderson
24-C     Power of Attorney of Carl A. Schroeder
24-D     Power of Attorney of Patrick M. Lonergan
24-E     Power of Attorney of Michael S. Lesser
24-F     Power of Attorney of Curtis M. Rocca
24-G     Power of Attorney of Christopher D. Johnson
24-H     Power of Attorney of Kevin J. Tourek
27       Financial Data Schedule

*        Filed herewith


A Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996, as amended

C Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651

D Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997

E Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1998.