Form 10-K/A
period 1999-07-31
ZILA INC
filed 1999-12-06
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (602) 266-6700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------         -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's 1999 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

         The undersigned registrant hereby amends the following items, financial statements, exhibits and other portions of its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 as set forth in the pages attached hereto:

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K is hereby amended to include certain pro forma information, relating to the disposition of substantially all of the assets of Cygnus Imaging, Inc., in Note 14 of the Consolidated Financial Statements of the Company.

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

(b)      Reports on Form 8-K for the quarter ended July 31, 1999.

         None.

(c)      Exhibits.

EXHIBIT
NUMBER                              DESCRIPTION                                                    METHOD OF FILING
------                              -----------                                                    ----------------
3-A      Certificate of Incorporation, as amended                                                        **

3-B      Bylaws                                                                                          **

3-C      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                     D


4-A      Specimen Stock Certificate                                                                      **

4-B      Form Stock Purchase Warrant re Series A Preferred Stock                                         D

4-C      Deere Park Capital Management Warrant                                                           C

4-D      Bartholomew Investment, L.P. Warrant                                                            C

10-A     Revolving Line of Credit Loan Agreement dated February 1, 1999 between
         Zila, Inc. and Bank One, Arizona                                                                **

10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                     A

10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10,
         1991)                                                                                           A

10-D#    1997 Stock Option Award Plan                                                                    D

10-E     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co and
         Zila Pharmaceuticals, Inc.                                                                      B

10-F     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                       C

10-G     Amendment to Private Equity Line of Credit Agreement                                            C

10-H     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                          C

10-I     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P.                                                           C

10-J     Securities Purchase Agreement dated as of October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                D

10-K     Registration Rights Agreement dated October 17, 1997 by and among Zila,
         Inc. and certain investors                                                                      D

10-L     Asset Purchase Agreement dated October 28, 1999 between Zila, Inc.,
         Cygnus

         Imaging, Inc. and Procare Laboratories, Inc.                                                    **

10-M     Secured Note dated October 28, 1999 between Zila, Inc. and Procare
         Laboratories, Inc.                                                                              **

21       Subsidiaries of Registrant                                                                      E

23       Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                        **

24-A     Power of Attorney of Joseph Hines                                                               **

24-B     Power of Attorney of Bradley C. Anderson                                                        **

24-C     Power of Attorney of Carl A. Schroeder                                                          **

24-D     Power of Attorney of Patrick M. Lonergan                                                        **

24-E     Power of Attorney of Michael S. Lesser                                                          **

24-F     Power of Attorney of Curtis M. Rocca                                                            **

24-G     Power of Attorney of Christopher D. Johnson                                                     **

24-H     Power of Attorney of Kevin J. Tourek                                                            **

27       Financial Data Schedule                                                                         **

-------------
**       Previously filed

A Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996, as amended

C Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651

D Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997

E Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal Year ended July 31, 1998

14.  SUBSEQUENT EVENT

     On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The purchase price was paid through the issuance of a note receivable which was collateralized by the assets of Procare and matured November 10, 1999. The note was paid in full on November 10, 1999.

     The following unaudited pro forma condensed financial information presents the consolidated statement of operations as if the sale had occurred as of August 1, 1998 and balance sheet as if the sale had occurred on July 31, 1999. The pro forma data are not necessarily indicative of the financial position or results of operations which would actually have been reported had the transaction been consummated at the date mentioned above or which may be reported in the future.

         Unaudited Condensed Statement of Operations
          Year ended July 31, 1999                                              Historical
                                                                                ----------
          (in thousands except per share data)                           Zila                          Pro forma
                                                                      Consolidated      Cygnus (a)   Adjustments (b)    Pro Forma
                                                                      ------------      ----------   ---------------    ---------
     Net revenues                                                        $71,295        $1,781                         $69,514
     Cost of products sold                                                34,335         1,759                          32,576
     Selling, general & administrative expenses                           31,853         3,243                          28,610
     Research & development expenses                                       3,989             -                           3,989
     Depreciation & amortization                                           3,582           423                           3,159
     (Loss) income from operations                                        (2,464)       (3,644)                          1,180
     Net (loss) income                                                    (1,967)       38,013                           1,695

     Net (loss) income (basic)                                            $(0.05)       ($0.09)                          $0.04
     Basic shares outstanding                                             38,013        38,013                          38,013
     Net (loss) income (diluted)                                          $(0.05)       ($0.09)                          $0.04
     Diluted shares outstanding                                           38,013        38,013                          40,394

         Unaudited Condensed Balance Sheet as of July 31, 1999
          (in thousands)
     Trade receivables-net                                                $8,741          $707                          $8,034
     Inventories - net                                                    11,406           895                          10,511
     Total current assets                                                 30,750         1,701            4,000         33,049
     Goodwill - net                                                       15,680         1,776                          13,904
     Trademarks - net                                                     10,782             -                          10,782
     Total assets                                                         76,555         3,833            4,000         76,722
     Total current liabilities                                             8,704            36                           8,668
     Long-term debt                                                        9,578             -                           9,578
     Redeemable preferred stock                                            8,787             -                           8,787
     Stockholders equity                                                  49,487          (203)                          49,690
     Total liabilities & stockholders equity                              76,555          (167)                          76,722

         a. Represents Cygnus balances as of and for the year ended July 31, 1999. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

         b. The Company believes that no pro forma adjustments are required other than the proceeds to be received on the sale.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-32805 and No. 33-32970 of Zila, Inc. on Form S-8 and Registration Statements No. 33-46239, No. 333-06019, No. 333-00645 and No. 333-31651 of Zila, Inc. on
Form S-3 of our report dated October 27, 1999 appearing in this Annual Report on Form 10-K/A of Zila, Inc. for the year ended July 31, 1999.



DELOITTE & TOUCHE LLP
Phoenix, Arizona

December 3, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of December, 1999.

                              ZILA, INC., a Delaware corporation



                              By   /s/ BRADLEY C. ANDERSON
                                   --------------------------------------------
                                   Bradley C. Anderson
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)