Form 10-Q
period 1999-10-31
ZILA INC
filed 1999-12-15
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended October 31, 1999 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to__________________________

Commission file number 0-17521

                                    ZILA, INC
             (Exact Name of registrant as specified in its charter)

                Delaware                                       No. 86-0619668
(State or Other Jurisdiction of incorporation      (IRS Employer Identification number)
organization)

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

         The number of shares of the Company's common stock outstanding at October 31, 1999 was 41,019,488 shares.

                                                                Exhibit Index 18
                                                                  Total pages 19

                                TABLE OF CONTENTS

                                                                                                         Page no.
                                                                                                         --------
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of October 31, 1999 and July 31, 1999                 3


             Condensed consolidated statements of operations for the quarters and three months
             ended October 31, 1999 and 1998                                                                4

             Condensed consolidated statements of cash flows for the three months ended October
             31, 1999 and 1998                                                                              5

             Notes to condensed consolidated financial statements                                          6-10

   Item 2.  Management's discussion and analysis of financial condition and results of operations
                                                                                                          11-16

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                               17

   Item 5.  Other information                                                                               18

   Item 6.  Exhibits and reports on Form 8-K                                                                18

             SIGNATURES                                                                                     19

ZILA, INC. AND SUBSIDIARIES
---------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                     October             July
ASSETS                                                                              31, 1999         31, 1999
                                                                               --------------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  3,494,513      $  5,770,970
  Trade receivables - net                                                         9,493,196         8,741,283
  Note receivable                                                                 4,000,000                 -
  Inventories - net                                                              10,438,393        11,405,883
  Prepaid expenses and other current assets                                       1,315,582         1,126,773
  Deferred income taxes                                                           3,063,582         3,705,715
                                                                               -------------     ------------
         Total current assets                                                    32,455,266        30,750,624
                                                                               -------------     ------------

PROPERTY AND EQUIPMENT - Net                                                      5,597,260         5,680,281
PURCHASED TECHNOLOGY RIGHTS - Net                                                 5,928,305         6,037,415
GOODWILL - Net                                                                   13,609,261        15,679,969
TRADEMARKS - Net                                                                 10,626,451        10,782,029
CASH HELD BY TRUSTEE                                                              4,906,719         4,834,755
OTHER ASSETS                                                                      4,043,578         2,790,860
                                                                               -------------     ------------
TOTAL                                                                          $ 76,516,840      $ 76,555,933
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  3,581,306      $  3,680,639
  Accrued liabilities                                                             3,259,452         2,760,735
  Deferred revenue                                                                1,097,607           982,037
  Short-term borrowings                                                             365,137           116,950
  Current portion of long-term debt                                                 188,987         1,164,399
                                                                               -------------     ------------
         Total current liabilities                                                8,492,489         8,704,760

LONG-TERM DEBT - Net of current portion                                           9,553,816         9,577,755
                                                                               -------------     ------------
          Total liabilities                                                      18,046,305        18,282,515
                                                                               -------------     ------------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 5,925 shares (October 31, 1999) and
   7,482 shares (July 31, 1999); liquidation preference value: $1,220 per share   6,842,850         8,787,191
                                                                               -------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized
   2,500,000 shares; issued 30,000 shares of Series A
   Preferred Stock
  Common stock, $.001 par value - authorized,
   65,000,000 shares; issued 41,019,488 shares
   (October 31, 1999) and 40,378,588 shares (July 31, 1999)                          41,019            40,379
  Capital in excess of par value                                                 71,588,176        69,395,976
  Deficit                                                                       (20,001,085)      (19,949,703)
                                                                               -------------     ------------
                                                                                 51,628,110        49,486,652
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                               (425)             (425)
                                                                               -------------     ------------
        Total shareholders' equity                                               51,627,685        49,486,227
                                                                               -------------     ------------
TOTAL                                                                          $ 75,516,840      $ 76,555,933
                                                                               =============     ============


See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                     Quarters ended October 31,
                                                                  ------------------------------
                                                                         1999              1998
                                                                  ------------     -------------
 NET REVENUES                                                     $19,171,593      $ 16,502,808
                                                                  ------------     -------------

 OPERATING COSTS AND EXPENSES:
   Cost of products sold                                            9,476,536         7,858,646
   Selling, general and administrative                              8,744,370         6,830,861
   Research & development                                             730,127           781,091
   Depreciation and amortization                                      916,882           886,318
                                                                  ------------     -------------
                                                                   19,867,915        16,356,916
                                                                  ------------     -------------

 (LOSS) INCOME FROM OPERATIONS                                       (696,322)          145,892
                                                                  ------------     -------------

 OTHER INCOME (EXPENSES):
   Interest income                                                     77,766            76,804
   Interest expense                                                  (127,163)          (70,222)
   Other (expense) income                                             (14,875)            7,034
   Realized gain on sale of assets                                    139,212
                                                                  ------------     -------------
                                                                       74,940            13,616
                                                                  ------------     -------------

 (LOSS) INCOME BEFORE INCOME
   TAX BENEFIT                                                       (621,382)          159,508

 INCOME TAX BENEFIT                                                   570,000           596,000
                                                                  ------------     -------------

 NET (LOSS) INCOME                                                $   (51,382)     $    755,508
                                                                  ============     =============

 NET (LOSS) INCOME  PER SHARE - BASIC                             $     (0.00)     $       0.02
                                                                  ============     =============

 NET (LOSS) INCOME PER SHARE - DILUTED                            $     (0.00)     $       0.02
                                                                  ============     =============

 BASIC SHARES OUTSTANDING                                          40,867,566        35,000,460
 EQUIVALENT SHARES                                                                    7,400,238
                                                                  ------------     -------------
 BASIC AND DILUTED SHARES OUTSTANDING                              40,867,566        42,400,698
                                                                  ============     =============


See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                         Quarters ended October 31,
                                                                                 -------------------------------------------
                                                                                          1999                         1998
                                                                                 -------------                 ------------
OPERATING ACTIVITIES:
     Net (loss) income                                                           $     (51,382)                $    755,508
     Adjustments to reconcile net (loss) income to
         net cash used in operating activities:
         Depreciation and amortization                                                 916,882                      886,318
         Gain on sale of assets                                                       (139,212)                           -
         Deferred income taxes                                                        (577,867)                    (596,000)
         Other                                                                          23,090                       46,459
         Change in assets and liabilities:
            Receivables - net                                                       (1,322,982)                    (400,223)
            Inventories                                                                (88,524)                    (756,745)
            Prepaid expenses and other assets                                         (416,187)                    (381,804)
            Accounts payable and accrued expenses                                      364,963                     (739,877)
            Deferred revenue                                                           115,570                      101,558
                                                                                 -------------                 ------------

              Net cash used in operating activities                                 (1,175,649)                  (1,084,806)
                                                                                 -------------                 ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (319,625)                    (820,388)
     Purchases of intangible assets                                                     (5,430)                     (60,040)
                                                                                 -------------                 ------------

         Net cash used in investing activities                                        (325,055)                    (880,428)
                                                                                 -------------                 ------------

FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                                           248,187                       34,119
     Net proceeds from issuance of common stock                                              -                       27,597
     Principal payments on long-term debt                                           (1,023,940)                     (16,911)
                                                                                 -------------                 ------------

         Net cash (used in) provided by financing activities                          (775,753)                      44,805
                                                                                 -------------                 ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (2,276,457)                  (1,920,429)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   $   5,770,970                 $  5,241,201
                                                                                 -------------                 ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   3,494,513                 $  3,320,772
                                                                                 =============                 ============

CASH PAID FOR INTEREST                                                           $     102,574                 $     23,762
                                                                                 =============                 ============

CASH PAID FOR INCOME TAXES                                                       $           -                 $          -
                                                                                 =============                 ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 1999:

     Non-cash aspects of Cygnus sale of assets:
         Net Book Value of assets sold and liabilities assumed                   $   3,860,788
                                                                                 -------------

         Value of Note Receivable                                                $   4,000,000
                                                                                 -------------

     Income tax benefit attributable to exercise of common stock options         $     250,000                 $    250,000
                                                                                 -------------                 ------------
     Conversion of Series A Convertible Redeemable Preferred stock               $   1,944,341                 $  2,414,874
                                                                                 -------------                 ------------

See notes to condensed consolidated financial statements.

                           ZILA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

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

         In the opinion of management of Zila, Inc. and its subsidiaries (collectively referred to herein as "Zila" or the "Company"), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  NET (LOSS) INCOME PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                                           For the three months ended October 31,
                                                                                1999                     1998
                                                                            ----------               ----------

         Net (loss) income                                                  $  (51,382)                $755,508
                                                                            ----------               ----------
         Average outstanding common shares                                  40,867,566               35,000,460
                                                                            ----------               ----------
         Basic net (loss) income per share                                      $(0.00)                   $0.02
         Diluted net (loss) income per share:
             Net (loss) income available for diluted earnings               $ (621,382)                $755,508
                                                                            ==========                 ========

         Average outstanding common shares from above                       40,867,566               35,000,460
         Additional dilutive shares related to stock
             options and warrants                                                                       461,898
         Additional dilutive shares related to convertible
             preferred stock                                                                          6,938,340
         Average outstanding and potentially dilutive
             common shares                                                  40,867,566               42,400,698
                                                                            ==========               ==========
         Dilutive net (loss) income per share                                  $(0.00)                    $0.02
                                                                            ----------               ----------

         Since a loss was incurred for the quarter ended October 31, 1999, options and warrants to purchase shares of common stock and shares related to convertible preferred stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3.  INVENTORIES

         Inventories consist of the following:

                                                     October 31,              July 31,
                                                         1999                   1999
                                                     -----------             ----------
       Finished goods                                $ 7,381,751             $ 7,531,175
       Raw materials                                   3,207,642               4,174,321
       Inventory reserves                               (151,000)               (299,613)
                                                     -----------             -----------
                                                     $10,438,393             $11,405,883
                                                     ===========             ===========


4.  INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. In the quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the prior year quarter ended October 31, 1998, the Company recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.

5.  NEW ACCOUNTING PRONOUNCEMENTS

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

6.  REDEEMABLE PREFERRED STOCK

         On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the first three months of fiscal year 2000, 1,557 shares of the Preferred Stock were converted into common stock.

7. SALE OF CYGNUS ASSETS

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The purchase price was paid through the issuance of a note receivable which was collateralized by the assets of Procare and matured on November 10, 1999. The note was paid in full on November 10, 1999. The sale resulted in a $139,000 gain.

         The following unaudited pro forma information presents the condensed consolidated results of operations as if the sale had occurred as of the beginning of each period presented and does not purport to be indicative of what would have occurred had the sale been made as of those dates.

                                                                                        Quarter ended October 31,
                                                                                        -------------------------
                                                                                     1999                      1998
                                                                                     ----                      ----
                                                                                 (in thousands, except per share data)

                 Net revenues                                                      $18,978                  $15,754

                 Net income                                                           $622                   $1,233

                 Net income per common and common
                     equivalent share (basic)                                        $0.02                    $0.04

                 Net income per common and common
                     equivalent share (diluted)                                      $0.01                    $0.03


8. SEGMENT INFORMATION

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

         The Company is organized into three major product groups and further organized into six segments, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc., OraTest products, Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply, Dental Software, which includes Integrated Dental Technologies, Inc., (a subsidiary of Bio-Dental Technologies Corporation) the distributor for PracticeWorks, Dental Imaging, which includes Cygnus Imaging, Inc. and Nutraceuticals, which includes Oxycal Laboratories, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest segment.

         The table below presents information about reported segments as of and for the three months ended October 31 (in thousands):

                                                                 Dental      Dental       Dental
                                  Pharmaceuticals   OraTest      Supply      Software     Imaging    Nutraceuticals  Total
     Net revenues:
            1999                          $3,713         $34     $9,571      $1,118        $193          $4,543      $19,172
            1998                           4,365         195      7,291       1,008         749           2,895       16,503
     Income (loss) before
       income taxes:
            1999                             878     (2,360)        119          48       (534)           1,228         (621)
            1998                           1,553     (1,598)        187          13       (477)             482          160
     Depreciation and
       amortization:
            1999                             252         243         75          26         111             210          917
            1998                             252         213         74          19          94             234          886
     Total assets:
            1999                          13,242      16,945     10,969       1,082       3,814          29,645       75,697
            1998                          14,620      13,608      8,178         931       5,180          27,805       70,322

9. COMMITMENTS AND CONTINGENCIES

         On November 2, 1999, the Company contracted with ILEX(TM) Oncology Services, Inc., a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. Current commitments under the agreement include estimated professional fees and related expenses of approximately $300,000. In addition, the Company expects to incur costs of approximately $500,000 in the current fiscal year, related to toxicity and chemical analysis studies resulting from the Company's ongoing efforts to obtain FDA approval of OraTest(R).

         The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. On or about October 29, 1999, the plaintiffs filed with the court a response to the motion to dismiss. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

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

10.  SUBSEQUENT EVENTS

         On November 1, 1999, the Company announced the signing of a letter of intent to sell its PracticeWorks division to Infocure Corporation, a leading provider of healthcare practice management software products and services. The estimated $4.6 million cash transaction is expected to be completed in December 1999. Ten percent (10%) of the sales price will be held in escrow for one year in order to secure the warranties, representations and covenants made by the Company to Infocure Corporation.

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identity forward-looking statements. These forward-looking statements are based largely on the Company's expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company's control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Included among the factors affecting OraTest(R) are the FDA's ultimate decision regarding OraTest(R); the length and expense of the FDA review process; the possibility that the FDA will not accept an amendment to its New Drug Application ("NDA") and will require the filing of a new NDA; the limitations on indicated uses for which OraTest(R) may be marketed; and, if approved, the market reception to OraTest(R) and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest(R). There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company's future results, please refer to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW:

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer detection system. The Professional Products Group includes Zila Dental Supply, a national distributor of professional dental supplies, Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Integrated Dental Technologies, Inc. which distributes PracticeWorks, a dental practice management software product. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, which are manufacturers and distributors of a patented and unique form of vitamin C under the trademark Ester-C(R).

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The purchase price was paid through the issuance of a note receivable which was collateralized by the assets of Procare and matured November 10, 1999. The note was paid in full on November 10, 1999. The sale resulted in a $139,000 gain. Cygnus had revenue of approximately $193,000 and a net loss of $720,000 for the quarter ended October 31, 1999. The sale did not include the assumption by Procare of all of Cygnus's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of Cygnus's former operations. In management's opinion, such claims would not have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

         Total net revenues grew 16.2% to $19.2 million for the quarter ended October 31, 1999 compared to revenues of $16.5 million during the first quarter of the prior fiscal year.

         Net revenues for Zila Dental Supply increased 31.3% to $9.6 million for the quarter ended October 31, 1999 compared to $7.3 million for the corresponding fiscal quarter in 1999. This increase was primarily attributable to an increase in mail order and internet sales and an expansion of its full service sales force. Zila Pharmaceuticals had net revenues of $3.7 million for the quarter ended October 31, 1999, an 14.9% decrease over the $4.4 million recorded during the corresponding quarter last year. The decrease was due primarily to a decline in sales of Peridex(R) due to increased pricing pressures from generic equivalents.

         Net revenues for Oxycal for the quarter ended October 31, 1999 were $4.5 million, a 56.9 % increase when compared to the $2.9 million for the corresponding 1999 fiscal quarter. Oxycal's international sales increased 131.8% during the quarter ended October 31, 1999 as compared to the previous year quarter due to improved economic conditions in their foreign markets. In addition, Oxycal had increases in all of its domestic product lines when compared to the fiscal 1999 quarter. PracticeWorks(TM) had net revenues of $ 1.1 million for the quarter ended October 31, 1999, an increase of 10.8% over net revenues of $1.0 million in the corresponding 1999 quarter. The increase was primarily due to an expansion of its dealer network and increased demand for Windows based and Year 2000 ready dental software systems.

         For the quarter ended October 31, 1999, cost of products sold was $9.5 million, a 20.6% increase from $7.9 million for the quarter ended October 31, 1998. Cost of products sold as a percentage of net revenues increased to 49.4% in the quarter ended October 31, 1999 from 47.6% in the quarter ended October 31, 1998. The increase for the quarter reflects the growth of Zila Dental Supply as a percentage total revenues, 50.0% for the quarter ended October 31, 1999 compared to 44.2% for the previous year quarter. Margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 73.8% for the quarter ended October 31, 1999 from
75.1 % for the quarter ended October 31, 1998 primarily due to vendor rebate programs. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 20.2% in the quarter ended October 31, 1999 from 15.3% in the quarter ended October 31, 1998. The increase for the quarter is a result of a change in the mix of products sold.

         Cost of products sold as a percentage of net revenues for Oxycal improved slightly to 27.6% in the quarter ended October 31, 1999 from 28.1% in the quarter ended October 31, 1998. The decrease is a result of favorable raw material purchase contracts in effect for the current quarter as compared to the corresponding period last year. PracticeWorks had a decrease in cost of products sold as a percentage of net revenues from 7.0% in the quarter ended October 31, 1998 to 4.7% in the current fiscal quarter. The decrease is mainly due to an increase in higher software and support revenue and lower training costs.

         The Company incurred selling, general and administrative expenses of $8.7 million, or 45.6% of net revenues during the first quarter of fiscal year 2000 compared to $6.8 million, or 41.4% of net revenue in the same period in fiscal 1999. The increase for the quarter ended October 31, 1999 is attributable to increased costs related to the expansion of the sales force and the service department at Zila Dental Supply, increased administrative costs related to OraTest(R), increased marketing and selling expenses at Oxycal and increased corporate legal, professional and insurance expenses.

         Research and development expenses decreased $51,000, or 6.5%, from $781,000 in the first quarter of fiscal year 1999 to $730,000 for the same period in fiscal year 2000. The decrease was primarily due to reduced expenses related to research and clinical activities associated with OraTest(R).

         The Company recorded interest expense of $127,000 for the quarter ended October 31, 1999 compared to $70,000 in the same period of the previous year. The increase was attributable to additional debt obligations during the fiscal year 2000 quarter related to the funding of a new manufacturing and laboratory facility for Oxycal and additional bank borrowings.

         Depreciation and amortization expenses increased $31,000 from $886,000 in the first quarter of fiscal year 1999 to $917,000 for the same period in fiscal year 2000. The increase is due primarily to the depreciation of assets associated with the OraTest(R) manufacturing facility which were placed in service August 1, 1999.

         In the quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the prior year quarter ended October 31, 1998 the Company recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.

         For the quarter ended October 31, 1999, the Company had a net loss of $51,000 compared to net income of $756,000 for the quarter ended October 31, 1998. The decrease in profitability is primarily due to increased losses at Cygnus from the technical difficulties associated with the digital x-ray systems.

LIQUIDITY AND CAPITAL RESOURSES

         At October 31, 1999, the Company's primary sources of liquidity included cash and cash equivalents of $3.5 million and a bank line of credit. Working capital increased to $23.3 million at October 31, 1999 from $22.0 million at July 31, 1999 and the current ratio increased to 3.7 from 3.5.

         In February 1999, the Company increased its line of credit with Bank One Corporation to $9 million and extended the commitment period to December 1, 2000. Additionally, the interest rate was reduced to the prime rate (8.25% at October 31, 1999) plus .25%. At October 31, 1999, the Company had borrowings of $4.2 million against the line of credit. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At October 31, 1999, the Company was in compliance with such covenants.

         Net cash used in operating activities was $1.2 million during the quarter ended October 31, 1999 attributable to the net loss of $51,000 as adjusted for the effects of non-cash items of $223,000 and changes in operating assets and liabilities totaling $1.3 million. Significant changes in operating assets and liabilities were primarily comprised of an increase in accounts receivable of $1.3 million as the sales in the current quarter were higher than sales in the July 1999 quarter, an increase in prepaid expenses of $416,000 related to the renewal of insurance policies partially offset by an increase in accounts payable and accrued expenses of $365,000.

         Net cash used in investing activities was $325,000 consisting primarily of manufacturing additions for OraTest(R) and furniture and computer systems at PracticeWorks.

         The net cash of $776,000 used in financing activities for the quarter ended October 1999 was comprised of the final payment of $1 million made to The Procter & Gamble Company related to the acquisition of the Peridex product line, partially offset by net borrowings of approximately $248,000 related to the financing of insurance policies.

         At October 31, 1999, the Company had income tax net operating loss carryforwards of approximately $23.2 million, which expire in years 2000 through 2019.

         In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until such time as construction costs are incurred. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of October 31, 1999, carried interest rates of 3.70% and 5.50%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila. The facility is expected to be completed by mid-2000.

         On November 1, 1999, the Company announced the signing of a letter of intent to sell its PracticeWorks division to Infocure Corporation, a leading provider of healthcare practice management software products and services. The estimated $4.6 million cash transaction is expected to be completed in December 1999. Ten percent (10%) of the sales price will be held in escrow for one year in order to secure the warranties, representations and covenants made by the Company to Infocure Corporation.

         On November 2, 1999, the Company contracted with ILEX(TM) Oncology Services, Inc., a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. Current commitments under the agreement include estimated professional fees and related expenses of approximately $300,000. In addition, the Company expects to incur costs of approximately $500,000 in the current fiscal year, related to toxicity and chemical analysis studies resulting from the Company's ongoing efforts to obtain FDA approval of OraTest(R).

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors.

         The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its level of operations, anticipated capital expenditures and stock repurchase program. The Company may require additional financing to support the production and future OraTest(R) clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurances that such funds would be available on terms acceptable to the Company.

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

         In addition to risks associated with the Company's own computer systems, software and equipment, the Company's business may be adversely affected by any third party with whom it transacts business that have not resolved the Year 2000 issue. These include financial institutions, suppliers, vendors and governmental agencies. The Company is reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been sent to most critical entities with which the Company does business to assess their Year 2000 readiness. Responses to the questionnaires arrive periodically and are helping the Company evaluate the extent to which it maybe vulnerable to its vendors' own Year 2000 issues. As of October 31, 1999, the Company's individual business units have reported that a majority of the responses have been received and the Company has not discovered any significant negative third party Year 2000 compliance issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. If a significant number of the Company's suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial condition and results of operations of the Company.

Costs

         The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are managed within each business unit. The total estimated cost for the Company's Year 2000 work is approximately $200,000, of which approximately $190,000 has been incurred as of October 31, 1999; however, such costs are subject to change as a result of ongoing evaluation of the extent of the Year 2000 problem at the Company. The total costs of the Year 2000 systems upgrades and assessments are currently funded through cash flow from operating activities.

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

PART II - OTHER INFORMATION

ITEM 1.- Legal Proceedings

        The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Compliant filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. On or about October 29, 1999, the plaintiffs filed with the court a response to the motion to dismiss. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

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

       The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of the Company.

ITEM 2  - CHANGES IN SECURITIES

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

Item 5 - OTHER INFORMATION

         On November 1, 1999, the Company announced the signing of a letter of intent to sell its PracticeWorks division to Infocure Corporation, a leading provider of healthcare practice management software products and services. The estimated $4.6 million cash transaction is expected to be completed in December 1999. Ten percent (10%) of the sales price will be held in escrow for one year in order to secure the warranties, representations and covenants made by the Company to Infocure Corporation.

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors.

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


Date: December 15, 1999                    By /s/ Joseph Hines
                                              --------------------------------
                                           Joseph Hines
                                           President, Chairman of the Board
                                           (Principal Executive Officer)



                                           By /s/ Bradley C. Anderson
                                              --------------------------------
                                           Bradley C. Anderson
                                           Vice President and Chief
                                           Financial Officer (Principal
                                           Financial & Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.               Description

27                        Financial Data Schedule