Form 10-Q
period 2000-01-31
ZILA INC
filed 2000-03-15
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended January 31, 2000 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [X]    No.[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at January 31, 2000 was 43,138,055 shares.

                                                                Exhibit Index 18
                                                                  Total pages 19

                                TABLE OF CONTENTS
                                                                                                    Page no.
                                                                                                    --------
PART   I    FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed consolidated balance sheets as of January 31, 2000 and July 31, 1999              3

            Condensed consolidated statements of operations for the quarter and six months ended
            January 31, 2000 and 1999                                                                   4

            Condensed consolidated statements of cash flows for the six months ended January 31,
            2000 and 1999                                                                               5

            Notes to condensed consolidated financial statements                                       6-10

   Item 2.  Management's discussion and analysis of financial condition and results of operations      11-16

PART II     OTHER INFORMATION

   Item 1.  Legal proceedings                                                                          16

   Item 5.  Other information                                                                          17

   Item 6.  Exhibits and reports on Form 8-K                                                           17-18

            SIGNATURES                                                                                 19


ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                                                                        January              July
                                                                                       31, 2000          31, 1999
                                                                                    -----------       -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 8,592,888       $ 5,770,970
  Trade receivables - net                                                             8,913,587         8,741,283
  Inventories - net                                                                  10,125,513        11,405,883
  Prepaid expenses and other current assets                                           1,619,848         1,126,773
  Deferred income taxes                                                                 244,788         3,705,715
                                                                                    -----------       -----------

         Total current assets                                                        29,496,624        30,750,624
                                                                                    -----------       -----------

PROPERTY AND EQUIPMENT - Net                                                          5,639,153         5,680,281
PURCHASED TECHNOLOGY RIGHTS - Net                                                     5,819,195         6,037,415
GOODWILL - Net                                                                       13,314,833        15,679,969
TRADEMARKS - Net                                                                     10,521,105        10,782,029
CASH HELD BY TRUSTEE                                                                  5,027,511         4,834,755
OTHER ASSETS                                                                          3,629,047         2,790,860
                                                                                    -----------       -----------


TOTAL                                                                               $73,447,468       $76,555,933
                                                                                    ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 4,190,982       $ 3,680,639
  Accrued liabilities                                                                 3,421,371         2,760,735
  Deferred revenue                                                                       27,500           982,037
  Short-term borrowings                                                                 214,596           116,950
  Current portion of long-term debt                                                     185,087         1,164,399
                                                                                    -----------       -----------

         Total current liabilities                                                    8,039,536         8,704,760

LONG-TERM DEBT - Net of current portion                                               5,333,593         9,577,755
                                                                                    -----------       -----------

          Total liabilities                                                          13,373,129        18,282,515
                                                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; outstanding 500 shares (January 31, 2000) and
  7,482 shares (July 31, 1999); liquidation preference value: $1,220 per share          610,001         8,787,191
                                                                                    -----------       -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized 2,500,000 shares issued 30,000 shares of Series A Preferred Stock

  Common stock, $.001 par value - authorized, 65,000,000 shares issued
  43,138,055 shares (January 31, 2000) and 40,378,588 shares (July 31, 1999)             43,138            40,379
  Capital in excess of par value                                                     77,830,871        69,395,976
  Treasury stock, at cost (125,000 shares)                                             (372,413)
  Deficit                                                                           (18,036,833)      (19,949,703)
                                                                                    -----------       -----------

                                                                                     59,464,763        49,486,652
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost)                                                                   (425)             (425)
                                                                                    -----------       -----------

        Total shareholders' equity                                                   59,464,338        49,486,227
                                                                                    -----------       -----------

TOTAL                                                                               $73,447,468       $76,555,933
                                                                                    ===========       ===========

            See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
QUARTERS AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999



                                                      Quarters ended                    Six months ended
                                           --------------------------------      -------------------------------
                                            January 31,        January 31,       January 31,         January 31,
                                                   2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------
NET REVENUES                               $ 20,216,797       $ 18,121,619       $ 39,388,390       $ 34,624,427
                                           ------------       ------------       ------------       ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                      10,266,743          8,625,052         19,743,279         16,483,698
  Selling, general and administrative         8,287,478          8,390,430         17,031,849         15,221,291
  Research & development                        372,772          1,386,347          1,102,899          2,167,438
  Depreciation and amortization                 804,971            855,555          1,721,853          1,741,873
                                           ------------       ------------       ------------       ------------
                                             19,731,964         19,257,384         39,599,880         35,614,300
                                           ------------       ------------       ------------       ------------
INCOME (LOSS) FROM OPERATIONS                   484,833         (1,135,765)          (211,490)          (989,873)
                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
  Interest income                                97,239             56,373            175,005            133,177
  Interest expense                              (44,712)           (60,758)          (171,874)          (130,980)
  Other (expense) income                         (9,083)            (7,148)           (23,958)              (114)
  Realized gain on sale of assets             4,519,915                             4,659,127
                                           ------------       ------------       ------------       ------------
                                              4,563,359            (11,533)         4,638,300              2,083
                                           ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES             5,048,192         (1,147,298)         4,426,810           (987,790)

INCOME TAX (EXPENSE) BENEFIT                 (3,083,940)              --           (2,513,940)           596,000
                                           ------------       ------------       ------------       ------------
NET INCOME (LOSS)                          $  1,964,252       $ (1,147,298)      $  1,912,870       $   (391,790)
                                           ============       ============       ============       ============
NET INCOME (LOSS)  PER SHARE - BASIC       $       0.05       $      (0.03)      $       0.05       $      (0.01)
                                           ============       ============       ============       ============
NET INCOME (LOSS) PER SHARE - DILUTED      $       0.05       $      (0.03)      $       0.05       $      (0.01)
                                           ============       ============       ============       ============
BASIC SHARES OUTSTANDING                     41,961,935         37,655,846         41,636,741         36,142,529
EQUIVALENT SHARES                               382,030               --              388,908               --
                                           ------------       ------------       ------------       ------------
BASIC AND DILUTED SHARES OUTSTANDING         42,343,965         37,655,846         42,025,649         36,142,529
                                           ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JANUARY 31, 2000 AND 1999


                                                                                                        2000               1999
                                                                                                ------------       ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                                          $  1,912,870       $   (391,790)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                             1,721,853          1,741,873
         Gain on sale of assets                                                                   (4,659,127)              --
         Deferred income taxes                                                                     2,478,367           (631,600)
         Other                                                                                        20,089             69,666
         Change in operating assets and liabilities excluding the effects of dispositions:
            Receivables - net                                                                     (1,003,529)          (967,581)
            Inventories                                                                              188,071           (620,452)
            Prepaid expenses and other assets                                                       (398,264)          (728,760)
            Accounts payable and accrued expenses                                                  1,052,751           (673,342)
            Deferred revenue                                                                         110,781            220,027
                                                                                                ------------       ------------

              Net cash provided by (used in) operating activities                                  1,423,862         (1,981,959)
                                                                                                ------------       ------------

INVESTING ACTIVITIES:
     Net purchases of property and equipment                                                        (822,586)        (1,149,723)
     Net proceeds from sale of assets                                                              7,749,927
     Purchases of intangible assets                                                                  (21,418)          (349,468)
                                                                                                ------------       ------------

            Net cash provided by (used in) investing activities                                    6,905,923         (1,499,191)
                                                                                                ------------       ------------

FINANCING ACTIVITIES:
     Net proceeds (payments) from short-term borrowings                                               97,646            (18,695)
     Net proceeds from issuance of common stock                                                       14,963            234,474
     Acquisition of treasury stock                                                                  (372,413)              --
     Net proceeds from long-term debt                                                                                 1,200,000
     Reduction of debt                                                                            (5,248,063)        (1,051,208)
                                                                                                ------------       ------------

            Net cash (used in) provided by financing activities                                   (5,507,867)           364,571
                                                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               2,821,918         (3,116,579)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  $  5,770,970       $  5,241,201
                                                                                                ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  8,592,888       $  2,124,622
                                                                                                ============       ============



CASH PAID FOR INTEREST                                                                          $    147,285       $     61,314
                                                                                                ============       ============

CASH PAID FOR INCOME TAXES                                                                      $       --         $       --
                                                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 2000 AND 1999:


     Income tax benefit attributable to exercise of common stock options                        $    250,000       $    250,000
                                                                                                ------------       ------------

     Conversion of Series A Convertible Redeemable Preferred stock                              $  8,177,190       $ 18,938,810
                                                                                                ------------       ------------

            See notes to condensed consolidated financial statements.

                           ZILA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Zila Technologies, Inc. formerly Cygnus Imaging, Inc. ("Cygnus"), and Oxycal Laboratories, Inc. ("Oxycal"). All significant intercompany balances and transactions are eliminated in consolidation.

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

2.  NET INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                         For the three months ended            For the six months ended
                                                                  January 31,                          January 31,
                                                              2000               1999               2000                 1999
                                                      ------------       ------------       ------------       --------------
Net income (loss)                                      $ 1,964,252       $ (1,147,298)      $  1,912,870       $     (391,790)

Average outstanding common shares                       41,961,935         37,655,846         41,636,741           36,142,529
Basic net income (loss) per share                      $      0.05       $      (0.03)      $       0.05       $        (0.01)

Diluted net income (loss) per share:
Net income (loss) available for diluted earnings      $  1,964,252       $ (1,147,298)      $  1,912,870       $     (391,790)
Average outstanding common shares from above            41,961,935         37,655,846         41,636,741           36,142,529
Additional dilutive shares related to stock
options and warrants                                       189,856                               196,734
Additional dilutive shares related to
convertible preferred stock                                192,174                               192,174
Average outstanding and potentially dilutive
common shares                                           42,343,965                            42,025,649
Dilutive net income (loss)  per share                 $       0.05       $      (0.03)      $       0.05       $        (0.01)

         Since a loss was incurred for the quarter and six months ended January 31, 1999, options and warrants to purchase shares of common stock and shares related to convertible preferred stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3.  INVENTORIES

         Inventories consist of the following:

                           January 31,         July 31,
                                 2000             1999
                          -----------         --------
Finished goods           $ 7,379,740        $ 7,531,175
Raw materials              2,896,773          4,174,321
Inventory reserves          (151,000)          (299,613)
                        ------------        -----------
                         $10,125,513        $11,405,883
                        ============        ===========

4.  INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. During the quarter ended October 31, 1999, the Company reduced its valuation allowance by $820,000. In the six months ended January 31, 2000, the Company recorded income tax expense of $2,513,940 which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the six months ended January 31, 1999, the Company reduced its valuation allowance resulting in an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value), which was partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.

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

6.  REDEEMABLE PREFERRED STOCK

         On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal. The Preferred Stock is convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. Additionally, because the Preferred Stock has conditions for redemption that are not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and has been accreted to its redemption value. During the first six months of fiscal year 2000, 6,982 shares of the Preferred Stock were converted into common stock.

7. DISPOSITION OF ASSETS

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The sale resulted in a $139,000 gain during the first quarter of fiscal year 2000.

         On December 20, 1999, the Company, through its wholly owned subsidiary, Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

         The following unaudited pro forma condensed statement of operations data for the six months ended January 31, 2000, present historical statement of operations data for the Company, Cygnus and IDT as if the Cygnus and IDT transactions had occurred as of August 1, 1999. The pro forma data are not necessarily indicative of the financial position or results of operations which would actually have been reported had the transactions been consummated at the date mentioned above or which may be reported in the future.

Unaudited Pro Forma Condensed Statement of Operations
Six months ended January 31, 2000
(in thousands except per share data)                                   Historical
                                                          -------------------------------------
                                                             Zila                                   Pro forma
                                                          Consolidated     Cygnus       IDT        Adjustments        Pro Forma
                                                          ------------   ----------  ----------    ---------------    ---------
                                                                             (a)         (a)           (b)
                                                                             ---         ---           ---
Net revenues                                                $ 39,388       $    193     $  1,515                       $ 37,680
Cost of products sold                                         19,743            110           69                         19,564
Selling, general & administrative expenses                    17,032            491        1,188                         15,353
Research & development expenses                                1,103            155          120                            828
Depreciation & amortization                                    1,722            110           35                          1,577
(Loss) income from operations                                   (211)          (673)         103                            359
Other income (expense)                                         4,638                                      (4,659)           (21)
Income tax (expense) benefit                                  (2,514)                                     (2,761)           247
Net income (loss)                                              1,913           (673)         103          (1,898)           585

Net income per share (basic)                                $   0.05                                                    $  0.01
Basic shares outstanding                                      41,637                                                     41,637
Net income per share (diluted)                              $   0.05                                                    $  0.01
Diluted shares outstanding                                    42,026                                                     42,026

(a) Represents Cygnus and IDT balances for the six months ended January 31, 2000. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

(b) The Company believes that no pro forma adjustments are required to the transactions other than the elimination of the gain on the sale of the assets and the resulting income tax effect recorded in the consolidated statement of operations.

8. SEGMENT INFORMATION

         The Company is organized into three major product groups and further organized into six segments, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc.; OraTest products; Dental Supply, which includes Bio-Dental and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental) which does business under the name Zila Dental Supply; Dental Software, which includes IDT, (a subsidiary of Bio-Dental) the distributor for PracticeWorks; Dental Imaging, which includes Cygnus and Nutraceuticals, which includes Oxycal. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest segment.

         The table below presents information about reported segments as of and for the six months ended January 31 (in thousands):

                                                                Dental      Dental      Dental
                                  Pharmaceuticals    OraTest    Supply      Software    Imaging     Nutraceuticals   Total
     Net revenues:
            2000                          $8,328        $62     $19,670      $1,515        $193          $9,620     $39,388
            1999                           8,642        243      14,924       2,249       1,018           7,548      34,624
     Income (loss) before
       income taxes:
            2000                           2,419    (5,045)         287       4,825       (734)           2,675       4,427
            1999                           2,898    (4,382)         356         254     (1,413)           1,299       (988)
     Depreciation and
       amortization:
            2000                             504        503         149          35         111             420       1,722
            1999                             505        436         147          49         191             414       1,742
     Total assets:
            2000                          13,805     18,225      11,760         470        (46)          29,233      73,447
            1999                          14,068     14,772       8,730       1,080       4,981          26,072      69,703

9. COMMITMENTS AND CONTINGENCIES

         On November 2, 1999, the Company contracted with ILEX(TM) Oncology Services, Inc., a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. Current commitments under the agreement include estimated professional fees and related expenses of approximately $300,000. In addition, the Company expects to incur costs of approximately $500,000 in the current fiscal year, related to studies associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R).

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

10.  STOCKHOLDERS' EQUITY

         During the quarter ended January 31, 2000, the Company began acquiring shares of its common stock in conjunction with a stock repurchase program announced in November 1999. That program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. The Company purchased 125,000 of common stock during the current quarter at an aggregate cost of $372,413.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          ZILA, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company's control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Included among the factors affecting OraTest(R) are the FDA's ultimate decision regarding OraTest(R); the length and expense of the FDA review process; the possibility that the FDA will not accept an amendment to its New Drug Application ("NDA") and will require the filing of a new NDA; the limitations on indicated uses for which OraTest(R) may be marketed; and, if approved, the market reception to OraTest(R) and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest(R). There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company's future results, please refer to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW:

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major product groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and the OraTest(R) oral cancer detection system. The Professional Products Group includes Zila Dental Supply, a national distributor of professional dental supplies, Zila Technologies, Inc., formerly Cygnus Imaging ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Integrated Dental Technologies, Inc. ("IDT") which distributed PracticeWorks, a dental practice management software product. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, which are manufacturers and distributors of a patented and unique form of vitamin C under the trademark Ester-C(R) and of the Palmettex(TM) botanical product.

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus, Egidio Cianciosi. The sale resulted in a $139,000 gain during the first quarter of fiscal year 2000. The sale did not include the assumption by Procare of all of Cygnus's liabilities, and therefore, no assurances can be given that claims will not be made against the Company in the future arising out of Cygnus's former operations. In management's opinion, such claims would not have a material adverse effect on the Company's financial condition and results of operations.

         On December 20, 1999, the Company, through its wholly owned subsidiary, Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure, Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

                  Total net revenues grew 11.6% to $20.2 million for the quarter ended January 31, 2000, compared to revenues of $18.1 million during the second quarter of the prior fiscal year.

                  Net revenues for Zila Dental Supply increased 32.3% to $10.1 million for the quarter ended January 31, 2000 compared to $7.6 million for the corresponding fiscal quarter in 1999. This increase was primarily attributable to improved results in its full-service operations and an increase in internet sales . Zila Pharmaceuticals had net revenues of $4.6 million for the quarter ended January 31, 2000, a 7.9% increase over the $4.3 million recorded during the corresponding quarter last year. The increase was due primarily to a 60% increase in over the counter product sales, specifically Zilactin Toothache Swabs and Zilactin-L product lines, when compared to the corresponding quarter last year offset by a decline in sales of Peridex(R) of 40% due to increased pricing pressures from generic equivalents.

                  Net revenues for Oxycal for the quarter ended January 31, 2000, were $5.1 million, a 9.1% increase when compared to the $4.7 million for the corresponding 1999 fiscal quarter. Oxycal's international sales increased approximately 95% during the current quarter as compared to the previous year quarter due to improved economic conditions in the foreign markets. In addition, Oxycal had increases in all of its domestic product lines when compared to the fiscal 1999 quarter.

                  For the quarter ended January 31, 2000, cost of products sold was $10.3 million, a 19.0% increase from $8.6 million for the quarter ended January 31, 1999. Cost of products sold as a percentage of net revenues increased to 50.8% in the quarter ended January 31, 2000 from 47.6% in the quarter ended January 31, 1999. The increase for the quarter reflects the growth of Zila Dental Supply as a percentage of total revenues, 50.0% for the quarter ended January 31, 2000 compared to 42.1% for the previous year quarter. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues. Overall changes in cost of product sold as a percentage of net revenues for each business unit were not significantly different from the previous year quarter.

                  The Company incurred selling, general and administrative expenses of $8.3 million, or 41.0% of net revenues during the second quarter of fiscal year 2000 compared to $8.4 million, or 46.3% of net revenue in the same period in fiscal 1999. The decrease is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply, increased administrative costs related to

OraTest(R), increased marketing and selling expenses at Oxycal and increased corporate legal, professional and insurance expenses.

                  Research and development expenses decreased $1.0 million or 73.1%, from $1.4 million in the second quarter of fiscal year 1999 to $373,000 for the same period in fiscal year 2000. The decrease was primarily due to a reduction of costs related to the Cygnus and PracticeWorks businesses, reduced expenses related to research and clinical activities associated with OraTest(R), and reduced expenses related to the international approval of the OraTest(R) product.

                  Depreciation and amortization expenses decreased $51,000 from $856,000 in the second quarter of fiscal year 1999 to $805,000 for the same period in fiscal year 2000. The decrease is due primarily to a reduction in costs associated with the Cygnus and PracticeWorks businesses partially offset by the depreciation of assets related to the Company's Tolonium Chloride manufacturing facility that were placed in service August 1, 1999.

                  The Company recorded interest expense of $45,000 for the quarter ended January 31, 2000 compared to $61,000 in the same period of the previous year. The decrease was attributable to a reduction of debt obligations during the fiscal year 2000 quarter as compared to the previous year quarter.

         For the quarter ended January 31, 2000, the Company recorded income tax expense of $3.1 million. In the prior year quarter ended January 31, 1999, the Company recorded no income tax benefit or expense.

                  For the quarter ended January 31, 2000, the Company had net income of $2.0 million compared to a net loss of $1.1 million for the quarter ended January 31, 1999. The increase is attributable to the gain on the sale of the PracticeWorks assets and increased profitability in all of the Company's operating groups.


SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

                  Total net revenues grew 13.8% to $39.4 million for the six months ended January 31, 2000, compared to revenues of $34.6 million for the six months ended January 31, 1999.

                  Net revenues for Zila Dental Supply increased 31.8% to $19.7 million for the six months ended January 31, 2000, compared to $14.9 million for the corresponding six months in 1999. This increase was primarily attributable to an increase in full-service operations and increases in internet sales. Zila Pharmaceuticals had net revenues of $8.3 million for the six months ended January 31, 2000, a 3.6% decrease over the $8.6 million recorded during the corresponding period last year. The decrease was due primarily to a 38.4% decline in sales of Peridex(R) due to increased pricing pressures from generic equivalents. Over the counter product sales increased 30.6% when compared to the corresponding period last year primarily due to increased sales of the Toothache Swab and Zilactin-L product lines.

                  Net revenues for Oxycal for the six months ended January 31, 2000, were $9.6 million, a 27.5% increase when compared to the $7.5 million for the corresponding period in fiscal year 1999. Oxycal's international sales increased 106.6% to $2.7 million during the first six months of the current fiscal year as compared to the previous year amount due to improved economic conditions in the foreign markets. In addition, Oxycal had increases in all of its domestic product lines in the first six months of fiscal 2000 when compared to the fiscal 1999 period.

                  For the six months ended January 31, 2000, cost of products sold was $19.7 million, a 19.8% increase from $16.4 million for the six months ended January 31, 1999. Cost of products sold as a percentage of net revenues increased to 50.1% in the six months ended January 31, 2000 from 47.6% in the corresponding 1999 period. The increase for the period reflects the growth of Zila Dental Supply as a percentage total revenues, 49.9% for the six months ended January 31, 2000 compared to 43.1% for same period of the previous fiscal year. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

                  Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 74.3% for the six months ended January 31, 2000 from 74.9% for the six months ended January 31, 1999 primarily due to an increase in vendor rebate programs in the first quarter of fiscal 2000. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 19.7% in the six months ended January 31, 2000, compared to 16.8% for the corresponding period in fiscal 1999. The increase for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net revenues for Oxycal increased slightly to 28.8% in the six months ended January 31, 2000 from 28.3% in the six months ended January 31, 1999. The increase is a result of higher costs for raw materials for the current six months as compared to the corresponding period last year.

                  The Company incurred selling, general and administrative expenses of $17.0 million, or 43.2% of net revenues during the first six months of fiscal year 2000 compared to $15.2 million, or 44.0% of net revenue in the same period in fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply's full service branches, increased selling and administrative costs related to the OraTest(R) international product launches, increased marketing and selling expenses at Oxycal and increased corporate legal, professional and insurance expenses.

                  Research and development expenses decreased $1.1 million or 49.1%, from $2.2 million incurred in the six months of fiscal year 1999 to $1.1 million for the same period in fiscal year 2000. The decrease was primarily due to a reduction of costs incurred in the Cygnus and PracticeWorks businesses, reduced expenses related to research and clinical activities associated with OraTest(R), and reduced expenses related to the international approval of the OraTest(R) product.

                  Depreciation and amortization expenses decreased $20,000 from $1,742,000 in the six months of fiscal year 1999 to $1,722,000 for the same period in fiscal year 2000. The decrease is due primarily to the reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by the increase in the depreciation of assets associated with the Company's Tolonium Chloride manufacturing facility that were placed in service August 1, 1999.

                  The Company recorded interest expense of $172,000 for the six months ended January 31, 2000 compared to $131,000 in the same period of the previous year. The increase was attributable to increases in debt obligations incurred during the first quarter of fiscal year 2000 as compared to the previous year period.


                  In the six months ended January 31, 2000, the Company recorded income tax expense of $2,513,940 which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the six months ended January 31, 1999, the Company recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.


LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2000, the Company had cash and cash equivalents of $8.6 million and working capital of $21.5 million. The Company's current ratio increased to 3.7 at January 31, 2000, from 3.5 at July 31, 1999. Cash and cash equivalents are invested primarily in money market accounts.

         During the six months ended January 31, 2000, the Company generated $1.4 million of cash from operating activities primarily from net income of $1.9 million plus non-cash items of $1.4 million, reduced by the net gain on sale of assets of $1.9 million. Significant changes in operating assets and liabilities were primarily comprised of an increase in accounts receivable of $1.0 million as the sales in the current quarter were higher than sales in the July 1999 quarter, an increase in prepaid expenses and other assets of $398,000 related to the establishment of an escrow account related to the sale of PracticeWorks, partially offset by an increase in accounts payable and accrued expenses of $1.1 million.

         The Company generated cash from investing activities of $6.9 million during the six months ended January 31, 2000, including $7.7 million net proceeds from the sale of the Cygnus and PracticeWorks assets. These proceeds were used to purchase property and equipment of $823,000, consisting of manufacturing additions for Oxycal and OraTest(R) businesses. In addition, $5.5 million of the proceeds were used in financing activities for the six months ended January 31, 2000. The Company retired outstanding debt of $5.2 million, comprised of the final payment of $1.0 million made to The Procter & Gamble Company related to the acquisition of the Peridex product line and $4.2 million to repay in full its line of credit with Bank One. In addition, $372,000 was used to repurchased 125,000 shares of Zila common stock on the open market.

         At January 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $17.8 million, which expire in years 2000 through 2015.

         In February 1999, the Company increased its line of credit with Bank One Corporation to $9 million and extended the commitment period to December 1, 2000. Additionally, the interest rate was reduced to the prime rate (8.25% at January 31, 2000) plus .25%. At January 31, 2000, the Company had no borrowings against the line of credit. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At January 31, 2000, the Company was in compliance with such covenants.

         In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until such time as construction costs are incurred. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of January 31, 2000, carried interest rates of 3.50% and 5.94%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bond holders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila. During the current quarter, Oxycal signed a $4 million contract with Joe E. Woods the General Contractor for construction of the new facility which is expected to be completed by mid-2000.

         On December 20, 1999, IDT completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

         On November 2, 1999, the Company contracted with ILEX(TM) Oncology Services, Inc., a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. Current commitments under the agreement include estimated professional fees and related expenses of approximately $300,000. In addition, the Company expects to incur costs of approximately $500,000 in the current fiscal year, related to studies associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R).

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. During the quarter ended January 31, 2000, 125,000 shares were repurchased.

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


PART II - OTHER INFORMATION

ITEM 1.- Legal Proceedings

        The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Compliant filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. The plaintiffs have filed a response to the motion to dismiss, and defendant has filed their reply memorandum in support of the motion. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

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

     Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Company held its Annual Meeting on December 9, 1999.

         (b) Joseph Hines, Carl A. Schroeder, Patrick M. Lonergan, Michael Lesser, Curtis M. Rocca III, Christopher Johnson and Kevin Tourek were elected directors of the Company at the Annual Meeting.

         (c) At the Annual Meeting, the Company's stockholders ratified Deloitte & Touche LLP as auditors for the Company for its 2000 fiscal year. The vote was as follows:

                      Votes for                          Votes withheld                      Votes against
                      ---------                          --------------                      -------------
                      37,534,845                            174,091                             293,551

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

           Exhibit Number             Description

                 27                   Financial Data Schedule

    (b)    Reports on Form 8-K

                  On January 3, 2000, the Company filed a Current Report on Form 8-K to report that it had completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 15, 2000                  By /s/Joseph Hines
                                      Joseph Hines
                                      President, Chairman of the Board
                                      (Principal Executive Officer)



                                      By /s/Bradley C. Anderson
                                      Bradley C. Anderson
                                      Vice President and Chief
                                      Financial Officer (Principal
                                      Financial & Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

27                                     Financial Data Schedule