Form 10-Q
period 2000-04-30
ZILA INC
filed 2000-06-14
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended April 30, 2000 or

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  [X]    No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock outstanding at April 30, 2000 was 43,329,544 shares.

                                                                Exhibit Index 18
                                                                  Total pages 19

                                TABLE OF CONTENTS

                                                                        Page no.
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of
             April 30, 2000 and July 31, 1999                                3

             Condensed consolidated statements of operations
             for the quarters and nine months ended
             April 30, 2000 and 1999                                         4

             Condensed consolidated statements of cash flows
             for the nine months ended April 30, 2000 and 1999               5

             Notes to condensed consolidated financial statements         6-10

   Item 2.   Management's discussion and analysis of financial
             condition and results of operations                         11-16

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                               16

   Item 5.  Other information                                               17

   Item 6.  Exhibits and reports on Form 8-K                                17

             SIGNATURES                                                     18

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

                                                                                     April               July
ASSETS                                                                            30, 2000           31, 1999
                                                                                  --------           --------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  4,334,707    $  5,770,970
  Trade receivables - net ....................................................     10,904,728       8,741,283
  Inventories - net ..........................................................     11,790,091      11,405,883
  Prepaid expenses and other current assets ..................................      2,519,039       1,126,773
  Deferred income taxes ......................................................        244,788       3,705,715
                                                                                 ------------    ------------

         Total current assets ................................................     29,793,353      30,750,624
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT - Net .................................................      6,561,757       5,680,281
PURCHASED TECHNOLOGY RIGHTS - Net ............................................      5,710,086       6,037,415
GOODWILL - Net ...............................................................     13,020,405      15,679,969
TRADEMARKS - Net .............................................................     10,367,365      10,782,029
CASH HELD BY TRUSTEE .........................................................      4,488,182       4,834,755
OTHER ASSETS .................................................................      3,867,126       2,790,860
                                                                                 ------------    ------------


TOTAL ........................................................................   $ 73,808,274    $ 76,555,933
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................................   $  4,708,533    $  3,680,639
  Accrued liabilities ........................................................      3,281,797       2,760,735
  Deferred revenue ...........................................................         13,750         982,037
  Short-term borrowings ......................................................         53,065         116,950
  Current portion of long-term debt ..........................................        481,841       1,164,399
                                                                                 ------------    ------------

         Total current liabilities ...........................................      8,538,986       8,704,760

LONG-TERM DEBT - Net of current portion ......................................      4,977,046       9,577,755
                                                                                 ------------    ------------

          Total liabilities ..................................................     13,516,032      18,282,515
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued 30,000; zero outstanding (April 30, 2000) and
  7,482 shares (July 31, 1999); liquidation preference value: $1,220 per share              0       8,787,191
                                                                                 ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized 2,500,000 shares, issued 30,000 shares of Series A Preferred Stock

  Common stock, $.001 par value - authorized, 65,000,000 shares, issued
  43,329,544 shares (April 30,2000) and 40,378,588 shares (July 31, 1999) ....         43,330          40,379
  Capital in excess of par value .............................................     78,642,170      69,395,976
  Treasury stock, at cost (125,000 shares) ...................................       (372,413)
  Deficit ....................................................................    (18,020,420)    (19,949,703)
                                                                                 ------------    ------------

                                                                                   60,292,667      49,486,652
  Less 42,546 common shares held by wholly-owned
    subsidiary (at cost) .....................................................           (425)           (425)
                                                                                 ------------    ------------

        Total shareholders' equity ...........................................     60,292,242      49,486,227
                                                                                 ------------    ------------

TOTAL ........................................................................   $ 73,808,274    $ 76,555,933
                                                                                 ============    ============

See notes to condensed consolidated financial statements.

 ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 QUARTERS AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999


                                                Quarters ended                  Nine months ended
                                                --------------                  -----------------

                                        April 30,       April 30,         April 30,       April 30,
                                            2000            1999              2000            1999
                                        ---------       ---------         ---------      ---------


NET REVENUES ........................   $ 19,422,777    $ 16,916,658    $ 58,811,167    $ 51,541,085
                                        ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold .............     10,020,367       8,435,501      29,678,102      24,919,199
  Selling, general and administrative      8,351,277       8,912,238      25,383,126      24,345,960
  Research and development ..........        379,535       1,057,527       1,482,434       3,012,534
  Depreciation and amortization .....        841,893         897,050       2,649,290       2,638,923
                                        ------------    ------------    ------------    ------------
                                          19,593,072      19,302,316      59,192,952      54,916,616
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ................       (170,295)     (2,385,658)       (381,785)     (3,375,531)
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest income ...................        118,317          41,160         293,322         174,337
  Interest expense ..................        (20,400)        (79,107)       (192,274)       (210,087)
  Other (expense) income ............         (6,979)          2,621         (30,937)          2,507
  Realized gain on sale of assets ...                                      4,659,127
                                        ------------    ------------    ------------    ------------

                                              90,938         (35,326)      4,729,238         (33,243)
                                        ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES ...        (79,357)     (2,420,984)      4,347,453      (3,408,774)

INCOME TAX (EXPENSE) BENEFIT ........         95,770            --        (2,418,170)        596,000
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS) ...................   $     16,413    $ (2,420,984)   $  1,929,283    $ (2,812,774)
                                        ============    ============    ============    ============

NET INCOME (LOSS)  PER SHARE - BASIC    $       0.00    $      (0.06)   $       0.05    $      (0.08)
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE - DILUTED   $       0.00    $      (0.06)   $       0.05    $      (0.08)
                                        ============    ============    ============    ============

BASIC SHARES OUTSTANDING ............     43,271,080      39,068,984      42,175,534      37,358,081
EQUIVALENT SHARES ...................        548,915            --           313,685            --
                                        ------------    ------------    ------------    ------------
BASIC AND DILUTED SHARES OUTSTANDING      43,819,995      39,068,984      42,489,219      37,358,081
                                        ============    ============    ============    ============



See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED APRIL 30, 2000 AND 1999


                                                                           2000            1999
                                                                   ------------    ------------
OPERATING ACTIVITIES:
     Net income (loss)                                             $  1,929,283    $ (2,812,774)

     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                2,649,290       2,638,923
         Gain on sale of assets                                      (4,659,127)
         Deferred income taxes                                        2,334,127        (662,419)
         Other                                                           21,411          93,060
         Change in operating assets and liabilities excluding
         the effects of dispositions:
             Receivables - net                                       (2,994,671)       (462,321)
             Inventories                                             (1,476,507)        137,384
             Prepaid expenses and other assets                       (1,240,197)       (258,346)
             Accounts payable and accrued expenses                    1,430,728      (1,558,860)
             Deferred revenue                                            97,031         285,227
                                                                   ------------    ------------

               Net cash used in operating activities                 (1,908,632)     (2,600,126)
                                                                   ------------    ------------

INVESTING ACTIVITIES:
     Net purchases of property and equipment                         (2,030,067)     (1,417,046)
     Net proceeds from sale of assets                                 7,749,927
     Purchases of intangible assets                                     (45,938)       (525,901)
                                                                   ------------    ------------

             Net cash provided by (used in) investing activities      5,673,922      (1,942,947)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
     Net proceeds (repayments) of short-term borrowings                 (63,885)        148,721
     Net proceeds from issuance of common stock                         196,028         247,498
     Cash released (held) by trustee                                    346,573      (4,841,352)
     Acquisition of treasury stock                                     (372,413)
     Net proceeds from long-term debt                                                 9,209,486
     Principal payments on debt                                      (5,307,856)       (871,182)
                                                                   ------------    ------------

             Net cash (used in) provided by financing activities     (5,201,553)      3,893,171
                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,436,263)       (649,902)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     $  5,770,970    $  5,241,201
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,334,707    $  4,591,299
                                                                   ============    ============



CASH PAID FOR INTEREST                                             $    167,685    $    117,026
                                                                   ============    ============

CASH PAID FOR INCOME TAXES                                         $     86,650    $       --
                                                                   ============    ============


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 2000 AND 1999:


     Income tax benefit attributable to exercise of common
     stock options                                                 $    250,000    $    250,000
                                                                   ------------    ------------

     Conversion of Series A Convertible Redeemable
      Preferred stock                                              $  8,787,191    $ 21,872,331
                                                                   ------------    ------------

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

2.  NET INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

                                                  For the three months ended       For the nine months
                                                          April 30,                  ended April 30,
                                                     2000           1999           2000           1999
                                              -------------------------------------------------------------
Net income (loss)                              $     16,413   $ (2,420,984)   $  1,929,283   $ (2,812,774)

Average outstanding common shares                43,271,080     39,068,984      42,175,534     37,358,081
Basic net income (loss) per share              $       0.00   $      (0.06)   $       0.05   $      (0.08)

Diluted net income (loss) per share:
Net income (loss) available for diluted
earnings                                       $     16,413   $ (2,420,984)   $  1,929,283   $ (2,812,774)
Average outstanding common shares
from above                                       43,271,080     39,068,984      42,175,534     37,358,081
Additional dilutive shares related to stock
options and warrants                                548,915                        313,685
Average outstanding and potentially dilutive
common shares                                    43,819,995                     42,489,219
Dilutive net income (loss)  per share          $       0.00   $      (0.06)   $       0.05   $      (0.08)

Since a loss was incurred for the three months and nine months ended April 30, 1999, options and warrants to purchase shares of common stock and shares related to convertible preferred stock were not included in the computation of dilutive net income per share because their effect would be antidilutive.

3.  INVENTORIES

  Inventories consist of the following:

                                    April 30,        July 31,
                                        2000            1999

Finished goods                  $  8,168,980    $  7,531,175
Raw materials                      3,772,111       4,174,321
Inventory reserves                 (151,000)       (299,613)
                                ------------    ------------

                                  11,790,091    $ 11,405,883
                                ============    ============

4.  INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the past, the Company had fully offset its net deferred tax asset with a valuation allowance due to the Company's lack of earnings history. During the quarter ended October 31, 1999, the Company reduced its valuation allowance by $820,000. In the nine months ended April 30, 2000, the Company recorded income tax expense of $2,418,170 which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). The Company's effective tax rate for the three month and nine month period ended April 30, 2000 is significantly higher than the statutory rate due primarily to amortization of intangible assets that is not deductible for tax purposes. Additionally, approximately $1.7 million of goodwill related to the sale of Cygnus was not deductible for tax purposes.

         In the nine months ended April 30, 1999, the Company reduced its valuation allowance resulting in an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value), which was partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.

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

6.  REDEEMABLE PREFERRED STOCK

         On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal. The Preferred Stock was convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. Additionally, because the Preferred Stock had conditions for redemption that were not solely within the control of the Company, it has been classified outside of permanent equity in the accompanying consolidated balance sheet and had been accreted to its redemption value. During the first nine months of fiscal year 2000, the remaining 7,482 of the outstanding shares of the Preferred Stock were converted into common stock.

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

         On December 20, 1999, the Company, through its wholly-owned subsidiary, Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

         The following unaudited pro forma condensed statement of operations data for the nine months ended April 30, 2000, present historical statement of operations data for the Company, Cygnus and IDT as if the Cygnus and IDT transactions had occurred as of August 1, 1999. The pro forma data are not necessarily indicative of the financial position or results of operations that would actually have been reported had the transactions been consummated at the date mentioned above or which may be reported in the future.

       Unaudited Pro Forma Condensed Statement of Operations                 Historical
       Nine months ended April 30, 2000                          --------------------------------
       (in thousands except per share data)                           Zila                             Pro forma
                                                                 Consolidated   Cygnus        IDT     Adjustments         Pro Forma
                                                                 ------------   ------        ---     -----------         ---------
                                                                                   (a)        (a)         (b)
       Net revenues                                                 $58,811      $193        $1,515                        $57,103
       Cost of products sold                                         29,678       110            69                         29,499
       Selling, general and administrative expenses                  25,383       491         1,188                         23,704
       Research and development expenses                              1,483       155           120                          1,208
       Depreciation and amortization                                  2,649       110            35                          2,504
       (Loss) income from operations                                  (382)      (673)          103                            188
       Other income (expense)                                         4,729                             (4,659)                 70
       Income tax (expense) benefit                                 (2,418)                             (2,761)                343
       Net income (loss)                                              1,929      (673)          103     (1,898)                601

       Net income per share (basic)                                   $0.05                                                  $0.01
       Basic shares outstanding                                      42,176                                                 42,176
       Net income per share (diluted)                                 $0.05                                                  $0.01
       Diluted shares outstanding                                    42,489                                                 42,489

(a) Represents Cygnus and IDT balances for the nine months ended April 30, 2000. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

(b) The Company believes that no pro forma adjustments are required to the transactions other than the elimination of the gain on the sale of the assets and the resulting income tax effect recorded in the consolidated statement of operations.


8. SEGMENT INFORMATION

         The Company is organized into three major product groups and further organized into six segments, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc.; OraTest products; Dental Supply, which includes Bio-Dental and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental) which does business under the name Zila Dental Supply; Dental Software, which includes IDT, (a subsidiary of Bio-Dental) the distributor for PracticeWorks; Dental Imaging, which includes Cygnus and Nutraceuticals, which includes Oxycal. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest segment. (See Note 7 regarding the sale of the Cygnus and PracticeWorks businesses.)

         The table below presents information about reported segments as of and for the nine months ended April 30 (in thousands):

                                                                   Dental      Dental     Dental
                                       Pharmaceuticals  OraTest    Supply     Software    Imaging     Nutraceuticals  Total
     Net revenues:
            2000                         $12,326          $104     $29,817      $1,515        $193         $14,856     $58,811
            1999                          12,504           278      23,093       3,410       1,522          10,734      51,541
     Income (loss) before
       income taxes:
            2000                           3,605        (7,858)        319       4,830        (734)          4,185       4,347
            1999                           3,889        (6,674)        418         382       (2763)          1,339      (3,409)
     Depreciation and
       amortization:
            2000                             756           763         227          35         110             758       2,649
            1999                             758           678         221          71         288             623       2,639
     Total assets:
            2000                          13,444        16,928      11,987         470           0          30,979      73,808
            1999                          13,289        17,327       9,211       1,195       3,979          29,854      74,855

9. COMMITMENTS AND CONTINGENCIES

         In November 1999, the Company contracted with ILEX(TM) Oncology Services, Inc. ("ILEX"), a wholly-owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R). Current commitments under the ILEX agreement include fourth quarter professional fees and expenses of approximately $150,000 plus clinical and patient-related costs as they occur during the course of the study. The contract or any workplan may be terminated at any time by Zila upon not less than ninety (90) days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

         The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. The plaintiffs filed with the court a response to the motion to dismiss and the defendant has filed their reply memorandum in support of the motion. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

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


10.  STOCKHOLDERS' EQUITY

         During the quarter ended January 31, 2000, the Company began acquiring shares of its common stock in conjunction with a stock repurchase program announced in November 1999. That program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of April 30, 2000, the Company has purchased 125,000 shares of common stock at an aggregate cost of $372,413.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company's control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Included among the factors affecting OraTest(R) are the FDA's ultimate decision regarding OraTest(R); the length and expense of the new clinical study and the FDA review process; the limitations on indicated uses for which OraTest(R) may be marketed; and, if approved, the market reception to OraTest(R) and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest(R). There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company's future results, please refer to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1999 filed with the Securities and Exchange Commission.

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

                  On December 20, 1999, the Company, through its wholly-owned subsidiary, Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure, Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                  Total net revenues grew 14.8% to $19.4 million for the quarter ended April 30, 2000, compared to revenues of $16.9 million during the third quarter of the prior fiscal year.

                  Net revenues for Zila Dental Supply increased 24.2% to $10.1 million for the quarter ended April 30, 2000 compared to $8.2 million for the corresponding fiscal quarter in 1999. This increase was primarily attributable to improved results in its full-service operations and an increase in internet sales. Zila Pharmaceuticals had net revenues of $4.0 million for the quarter ended April 30, 2000, a 3.5% increase over the $3.9 million recorded during the corresponding quarter last year. The increase was due primarily to a 42.7% increase in over the counter product sales, specifically Zilactin Toothache Swabs and Zilactin-L product lines, when compared to the corresponding quarter last year and offset by a decline in sales of Peridex(R) of 37.0% due to increased pricing pressures from generic equivalents. In addition, the OraTest product was launched in the United Kingdom, Bahrain and Greece during the current quarter.

                  Net revenues for Oxycal for the quarter ended April 30, 2000, were $5.2 million, a 64.3% increase when compared to the $3.2 million for the corresponding 1999 fiscal quarter. Oxycal's international sales increased approximately 96% during the current quarter as compared to the previous year quarter due to improved economic conditions in foreign markets primarily in the Pacific Rim region. In addition, Oxycal had increases in all of its domestic product lines when compared to the fiscal 1999 quarter.

                  For the quarter ended April 30, 2000, cost of products sold was $10.0 million, an 18.8% increase from $8.4 million for the quarter ended April 30, 1999. Cost of products sold as a percentage of net revenues increased to 51.6% in the quarter ended April 30, 2000 from 49.9% in the quarter ended April 30, 1999. The increase for the quarter reflects the growth of Zila Dental Supply as a percentage of total revenues, 52.2% for the quarter ended April 30, 2000 compared to 48.3% for the previous year quarter. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues. Overall changes in cost of product sold, as a percentage of net revenues for each business unit were not significantly different from the previous year quarter.

                  The Company incurred selling, general and administrative expenses of $8.4 million, or 43.0% of net revenues during the third quarter of fiscal year 2000 compared to $8.9 million, or 52.7% of net revenue in the same period in fiscal 1999. The decrease is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply, increased marketing and selling costs related to the OraTest(R) product introductions in the United Kingdom and Greece, increased marketing and selling expenses at Oxycal and increased corporate legal, professional and insurance expenses.

                  Research and development expenses decreased $678,000 or 64.1%, from $1.1 million in the third quarter of fiscal year 1999 to $380,000 for the same period in fiscal year 2000. The decrease was primarily due to reduced expenses related to research and clinical activities associated with OraTest(R), a reduction of costs related to the Cygnus and PracticeWorks businesses, and reduced expenses related to seeking international approval of the OraTest(R) product.

                  Depreciation and amortization expenses decreased $55,000 from $897,000 in the third quarter of fiscal year 1999 to $842,000 for the same period in fiscal year 2000. The decrease is due primarily to a reduction in costs associated with the Cygnus and PracticeWorks businesses partially offset by the depreciation of assets related to the Company's tolonium chloride manufacturing facility that were placed in service August 1, 1999.

                  The Company recorded interest expense of $20,000 for the quarter ended April 30, 2000 compared to $79,000 in the same period of the previous year. The decrease was attributable to a reduction of debt obligations during the fiscal year 2000 quarter as compared to the previous year quarter. Interest income rose to $118,000 during the current quarter compared to $41,000 in the same period last year. The increase was attributable to increased cash and investment balances, which included the cash held by trustee.

                  For the quarter ended April 30, 2000, the Company recorded an income tax benefit of $96,000 related to the net loss before income taxes incurred during the quarter. The Company's effective tax rate for the three month period ended April 30, 2000 is significantly higher than the statutory rate due primarily to amortization of intangible assets that is not deductible for tax purposes. In the prior year quarter ended April 30, 1999, the Company recorded no income tax benefit or expense.

                  The Company had net income of $16,413 for the quarter ended April 30, 2000, compared to a net loss of $2.4 million for the quarter ended April 30, 1999. The decrease in loss is due primarily to the elimination of losses associated with the Cygnus business and increased profitability in the Nutraceuticals Group.



NINE MONTHS ENDED APRIL 30, 2000 AND 1999

                  Total net revenues grew 14.1% to $58.8 million for the nine months ended April 30, 2000, compared to revenues of $51.5 million for the nine months ended April 30, 1999.

                  Net revenues for Zila Dental Supply increased 29.1% to $29.8 million for the nine months ended April 30, 2000, compared to $23.1 million for the corresponding nine months in 1999. This increase was primarily attributable to an increase in full-service operations and increases in internet sales. Zila Pharmaceuticals had net revenues of $12.3 million for the nine months ended April 30, 2000, a 1.4% decrease from the $12.5 million recorded during the corresponding period last year. The decrease was due primarily to a 38.0% decline in sales of Peridex(R) due to increased pricing pressures from generic equivalents. Over the counter product sales increased 34.4% when compared to the corresponding period last year primarily due to increased sales of the Toothache Swab and Zilactin-L product lines.

                  Net revenues for Oxycal for the nine months ended April 30, 2000, were $14.9 million, a 38.4% increase when compared to the $10.7 million for the corresponding period in fiscal year 1999. Oxycal's international sales increased 108.1% to $4.1 million during the first nine months of the current fiscal year as compared to the previous year amount due to improved economic conditions in foreign markets primarily in the Pacific Rim region. In addition, Oxycal had increases in all of its domestic product lines in the first nine months of fiscal 2000 when compared to the fiscal 1999 period.

                  For the nine months ended April 30, 2000, cost of products sold was $29.7 million, a 19.1% increase from $24.9 million for the nine months ended April 30, 1999. Cost of products sold as a percentage of net revenues increased to 50.5% in the nine months ended April 30, 2000 from 48.3% in the corresponding 1999 period. The increase for the period reflects the growth of Zila Dental Supply as a percentage of total revenues, 50.7% for the nine months ended April 30, 2000 compared to 44.8% for same period of the previous fiscal year. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

                  Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 74.5% for the nine months ended April 30, 2000 from 75.0% for the nine months ended April 30, 1999 primarily due to an increase in vendor rebate programs in the first quarter of fiscal 2000. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 20.2% in the nine months ended April 30, 2000, compared to 17.2% for the corresponding period in fiscal 1999. The increase for the period is a result of a change in the mix of products sold. Cost of products sold as a percentage of net revenues for Oxycal decreased slightly to 27.2% in the nine months ended April 30, 2000 from 27.4% in the nine months ended April 30, 1999.

                  The Company incurred selling, general and administrative expenses of $25.4 million, or 43.2% of net revenues during the first nine months of fiscal year 2000 compared to $24.3 million, or 47.2% of net revenue in the same period in fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply's full service branches, increased selling and administrative costs related to the OraTest(R) international product launches, increased marketing and selling expenses at Oxycal and increased corporate legal, professional and insurance expenses.

                  Research and development expenses decreased $1.5 million or 50.8%, from $3.0 million incurred in the nine months of fiscal year 1999 to $1.5 million for the same period in fiscal year 2000. The decrease was primarily due to a reduction of costs incurred in the Cygnus and PracticeWorks businesses, reduced expenses related to research and clinical activities associated with OraTest(R), and reduced expenses related to seeking international approval of the OraTest(R) product.

                  The Company recorded interest expense of $192,000 for the nine months ended April 30, 2000 compared to $210,000 in the same period of the previous year. The decrease was attributable to decreases in debt obligations incurred during fiscal year 2000 as compared to the previous year period.

                  In the nine months ended April 30, 2000, the Company recorded income tax expense of $2.4 million which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). The Company's effective tax rate for the nine month period ended April 30, 2000 is significantly higher than the statutory rate due primarily to amortization of intangible assets that is not deductible for tax purposes. Additionally, approximately $1.7 million of goodwill related to the sale of Cygnus was not deductible for tax purposes. In the nine months ended April 30, 1999, the Company recorded an income tax benefit of $910,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value), partially offset by an income tax expense of $64,000 related to the first quarter of fiscal year 1999.



LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had cash and cash equivalents of $4.3 million and working capital of $21.3 million. The Company's current ratio remained the same at 3.5 at April 30, 2000, from 3.5 at July 31, 1999. Cash and cash equivalents are invested primarily in money market accounts.

         During the nine months ended April 30, 2000, the Company used $1.9 million of cash in operating activities primarily related to net income of $1.9 million plus non-cash depreciation and amortization of $2.6 million, reduced by the net gain on sale of assets of $1.9 million, deferred income taxes of $0.3 million and changes in operating assets and liabilities of $4.2 million. Significant changes in operating assets and liabilities were primarily comprised of an increase in accounts receivable of $3.0 million as the sales in the current quarter were higher than sales in the July 1999 quarter, an increase in inventories of $1.5 million primarily because of new product introductions at Oxycal and large purchases during the third quarter to qualify for rebates and lower prices at Zila Dental Supply, an increase in prepaid expenses and other assets of $1.3 million primarily related to the deposit paid to ILEX and renewal of general insurance, partially offset by an increase in accounts payable and accrued expenses of $1.4 million.

         The Company generated cash from investing activities of $5.7 million during the nine months ended April 30, 2000, including $7.7 million net proceeds from the sale of the Cygnus and PracticeWorks assets. These proceeds were used to purchase property and equipment of $2.0 million, consisting of manufacturing additions for Oxycal and OraTest(R) businesses. In addition, $5.2 million of the proceeds were used in financing activities for the nine months ended April 30, 2000. The Company retired outstanding debt of $5.3 million, comprised of the final payment of $1.0 million made to The Procter & Gamble Company related to the acquisition of the Peridex product line and $4.2 million to repay in full its line of credit with Bank One. In addition, $372,000 was used to repurchase 125,000 shares of Zila common stock on the open market.

         At April 30, 2000, the Company had federal income tax net operating loss carryforwards of approximately $17.8 million, which expire in years 2000 through 2015.

         In February 1999, the Company increased its line of credit with Bank One to $9 million and extended the commitment period to December 1, 2000. Additionally, the interest rate was reduced to the prime rate (9.0% at April 30, 2000) plus .25%. At April 30, 2000, the Company had no borrowings against the line of credit. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At April 30, 2000, the Company was in compliance with such covenants.

         During the current quarter, Oxycal began construction of a new manufacturing and laboratory facility that is expected to be completed by mid-2000. In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of the facility. The trustee, Bank One, Arizona, is holding the Bond proceeds but released $346,573 during the quarter to pay for construction costs. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of April 30, 2000, carried interest rates of 5.20% and 6.20%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

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

         In November 1999, the Company contracted with ILEX(TM) Oncology Services, Inc. ("ILEX"), a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R). Current commitments under the ILEX agreement include fourth quarter professional fees and expenses of approximately $150,000 plus clinical and patient-related costs as they occur during the course of the study. The contract or any workplan may be terminated at any time by Zila upon not less than ninety (90) days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. During the nine months ended April 30, 2000, 125,000 shares were repurchased.

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


PART II - OTHER INFORMATION

ITEM 1.- Legal Proceedings

        The Company and certain of its officers have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona, under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Compliant seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's securities. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. On September 10, 1999, the Company and the individual defendants filed with the Court a motion to dismiss the First Amended Class Action Complaint in its entirety. The plaintiffs have filed a response to the motion to dismiss, and the defendant has filed their reply memorandum in support of the motion. It is not possible to predict with any degree of certainty when the Court will rule on the defendants' motion to dismiss.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

           Exhibit Number             Description

                      27              Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 2000                            By /s/Joseph Hines
                                               ---------------------------------
                                               Joseph Hines
                                               President, Chairman of the Board
                                               (Principal Executive Officer)



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