Form 10-K
period 2000-07-31
ZILA INC
filed 2000-10-27
CIK 827156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At September 29, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was $ 157,236,000.

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

         At September 29, 2000, the number of shares of common stock outstanding was 43,512,520

                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's 2000 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I .....................................................................................     1
         Item 1.  BUSINESS..................................................................     1
         Item 2.  PROPERTIES................................................................    15
         Item 3.  LEGAL PROCEEDINGS.........................................................    16
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................    17

PART II ....................................................................................    17
         Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.......................................................    17
         Item 6.  SELECTED FINANCIAL DATA...................................................    18
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.....................................................    18
         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................    24
         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES.................................................    24

PART III ...................................................................................    24

PART IV ....................................................................................    24
         Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K..........    24

SIGNATURES..................................................................................    26

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Cautionary Factors that May Affect Future Results" on page 12 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Zila, Inc., a Delaware corporation, is an international manufacturer and marketer of pharmaceutical, biomedical, dental, and nutraceutical products. The Company's business is organized into three major product groups:
Pharmaceuticals, Professional Products and Nutraceuticals. Unless the context otherwise indicates, the terms "Zila" and "Company" as used herein refer to Zila, Inc. and each of its subsidiaries.

         The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse and the OraTest(R) oral cancer detection system. The Pharmaceuticals Group operates under the wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc., a Nevada corporation.

         The Professional Products Group operates through the Company's wholly owned subsidiaries Bio-Dental Technologies Corporation, a California corporation, and Zila Technologies, Inc., formerly Cygnus Imaging Inc., an Arizona corporation. Bio-Dental Technologies Corporation has two subsidiaries, Ryker Dental of Kentucky, Inc., a Kentucky corporation, which does business under the name Zila Dental Supply ("ZDS") and is a national distributor of professional dental supplies, and Integrated Dental Technologies, Inc. ("IDT"), a California corporation that distributed PracticeWorks(TM) dental practice management software.

         On October 28, 1999, Cygnus Imaging, Inc. ("Cygnus"), a manufacturer and marketer of dental imaging products including digital x-ray systems and intraoral cameras, completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million.

                  On December 20, 1999, IDT completed the sale of substantially all of it's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, 10% of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

         The Nutraceuticals Group includes Oxycal Laboratories, Inc., an Arizona corporation ("Oxycal"), and its two subsidiaries, Inter-Cal Corporation, Inc, ("Inter-Cal"), an Arizona corporation, and Oxycal Export, Inc., a U.S. Virgin Islands corporation. Oxycal and its subsidiaries manufacture and distribute a patented and unique form of Vitamin C under the trademark Ester-C(R) and a line of botanical ingredients that includes the Palmettx(TM) saw palmetto product.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Company Overview" for the Company's acquisition history.

         Financial information for each group or segment for each of the last three fiscal years is included in the Audited Consolidated Financial Statements.

         The Company's principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and its telephone number is (602) 266-6700.

                                                       PRODUCTS

PHARMACEUTICALS GROUP


 -Zilactin(R)           The Zilactin(R) line includes six over-the-counter
                        ("OTC"), non-prescription products: Zilactin(R),
                        Zilactin(R)-B, Zilactin(R)-L, Zilactin(R)-Lip,
                        Zilactin(R) Baby and Zilactin(R) Toothache Swabs. The
                        Zilactin(R) products are used topically for the purposes described below:

                           - ZILACTIN(R) -- a protective film for canker sores, cold sores and fever blisters.

                           -        ZILACTIN(R)-B -- Zilactin(R)-B is a
                                    medicated gel containing benzocaine with the patented film-forming properties of Zilactin(R). Zilactin(R)-B has been formulated for a segment of the market which prefers a film-forming application with a topical anesthetic. Zilactin(R)-B quickly controls the pain associated with mouth sores while shielding them from the environment of the mouth.

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

                           - ZILACTIN(R) TOOTHACHE SWABS - Zilactin(R) Toothache Swabs is a new medication for aching teeth, sore gums and pain from dentures and braces. Each single use dry handle swab applicator is saturated with a unique Zilactin Toothache formula with 20 percent benzocaine and is packaged 8 swabs to a box.

                        The Zilactin(R) treatment composition is covered by a patent owned by the Company. This patent covers the composition and the film-forming properties of the product formula. See "Business -- Patents and Trademarks." Zilactin(R) and Zilactin(R)-B formulas incorporate these proprietary treatment compositions.

                        Zilactin(R) and Zilactin(R)-B are packaged as gels in .25 ounce plastic tubes. Zilactin(R)-L, is a liquid packaged in a 7.4 ml plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels contain an active ingredient that forms a thin, transparent, pliable film that holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to six hours inside the mouth, a feature that makes the formulation suitable for a variety of dental applications.

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

- Peridex(R)            Peridex(R) is a prescription antibacterial oral rinse
                        used between dental visits as part of a professional program for the treatment of gingivitis. The active ingredient in Peridex(R) is 0.12% chlorhexidine gluconate. Peridex(R) was the first rinse to receive the American Dental Association seal for reduction of plaque and gingivitis. Peridex(R) effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone. The Company acquired the Peridex(R) product line from Procter & Gamble on November 5, 1997.

- OraTest(R)            The OraTest(R) product, a diagnostic adjunct for oral
                        cancer and site delineation for biopsy and surgical excision, is an easy-to-use, five minute chair-side oral rinse or swab that can be administered by either a medical practitioner or dentist. OraTest(R) contains the active ingredient Zila(R) Tolonium Chloride, a staining agent, that will adhere to specific cell types within the mouth that are abnormal and that are not visible to physicians or dentists. The product has been approved for distribution in the United Kingdom, Australia, Taiwan, Belgium, Holland, Luxembourg, Finland, Greece,
                        Portugal, China, Bermuda and the Bahamas. The Company is currently moving forward with a Phase III clinical study in order to receive government approval from the Food and Drug Administration (the "FDA") to distribute the OraTest(R) product in the United States. Currently,
                        OraTest(R) is marketed in the U.K., China and Taiwan.

                        According to the American Cancer Society, 30,200 new oral, nasopharyngeal and laryngeal cancers will be diagnosed and approximately 7,800 oral cancer related deaths will occur in the U.S. in 2000. Worldwide, nearly 900,000 new cases of oral cancer occurred in 1996. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. In most people diagnosed with oral cancer, the disease has metastasized, resulting in a poor prognosis because the usual method of detecting the disease is a visual examination. Those who do survive frequently undergo significantly disfiguring surgery. When oral cancer is detected early, survival rates are as high as 80%; detected late the survival rate plummets to 18%. OraTest(R) has been shown to identify even early-stage oral cancer cells that are asymptomatic and clinically unobservable.

PROFESSIONAL PRODUCTS GROUP

 -Dental Supplies       Zila Dental Supply is a national distributor of
                        professional dental supplies and equipment, carrying brand names such as Eastman Kodak, Dentsply, Sybron/Kerr and 3M. Most of Zila Dental Supply's sales are through direct mail, outside sales force, telemarketing and the internet.

                        Zila Dental Supply distributes over 27,000 consumable supplies and small equipment as well as a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs in limited geographical markets and represents the products of over 500 dental manufacturers. The Company believes that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, Zila Dental Supply carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, latex gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, operative, hygiene and surgical instruments, and a variety of other widely used items.

                        Dentists have traditionally purchased their supplies from local full-service supply companies, or from mail-order firms. Historically, Zila Dental Supply has operated primarily as a direct mail distributor with full-service operations in certain geographical markets. The mail order operation uses the efficiencies of direct mail and telemarketing to provide service, convenience and competitive prices. The full service operation combines competitive prices with an even higher level of service to the dental customer, usually resulting in a higher level of sales per customer. Zila Dental Supply will continue to provide the benefits of a mail order company while, at the same time, seeking to expand its full-service operations to other geographical markets and expand its e-commerce business development via its Ole' on-line order entry system.

NUTRACEUTICALS GROUP

 -Ester-C(R)            Oxycal, located in Prescott, Arizona, manufactures a
                        patented and unique form of Vitamin C under the trademark Ester-C(R). Inter-Cal Corporation, an Oxycal subsidiary, distributes its products. Products manufactured with Ester-C(R) nutritional ingredients are sold throughout the U.S. and in over 41 countries worldwide. Inter-Cal requires its customers to display the federally-registered Ester-C(R) logo on their packaging. Opportunities for Ester-C(R) nutritional ingredients exist among topical applications (such as skin creams), chewable vitamins, nutrition bars, sport drinks and food fortification. Oxycal holds two patents on the use of Vitamin C metabolites and their impact on pharmaceutical products as well as nutritional supplements. Ester-C(R) Topical Concentrate, a liquid formulation for skin care products, provides a stable form of Vitamin C that penetrates to the collagen-producing layers of the skin without chemicals.
                        Ordinary Vitamin C is quite unstable in most health and beauty care products and thus does not last long enough for the skin to reap the benefits of Vitamin C.
                        Ester-C(R) Topical Concentrate is non-acidic and free of chemical esters. Ester-C(R) Chelated Mineral Blend provides the benefits of supplemental Vitamin C for animals. EsterC(R) Beverage Grade mineral ascorbate is characterized by a uniform particle size and shape that blends easily into formulations for vitamin and sports drinks, chewable tablets and other products where delivery and dispersibility are important.

                        In November 1999, Inter-Cal introduced Palmettx(TM), a standardized extract of the saw palmetto plant that retains high concentrations of the active phytosterol components and is extracted without chemicals, toxic solvents or excessive heat. Saw Palmetto extract is used to reduce the symptoms associated with glandular swelling in patients with Benign Prostatic Hyperplasia
                        (BPH), a problem that affects as much as 50% of the male population by the age of 60 years. Inter-Cal produces Palmettx(TM) using a proprietary supercritical carbon dioxide (CO2) fluid bioprocessing method, PureXtrax(TM), which extracts botanicals naturally, without solvents such as hexane and alcohol. The process is non-hazardous to the environment, and the Company believes it assures the highest product integrity, superior storage stability and virtual elimination of all enzymes, microorganisms, viruses, molds and spores.

                                    MARKETING

PHARMACEUTICALS GROUP

 -Strategy for          The Company's Pharmaceuticals Group employs three
OTC Products            strategies to market its OTC products:

                           - Education - educate several key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. During fiscal year 2000, the Company participated in over thirty meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals.

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

 -Peridex(R)            During fiscal year 2000, Peridex(R) was marketed to
                        healthcare professionals and pharmacists with extensive support from OnCall, Ltd., a national contract detailing organization. On August 4, 2000, Omnii Products became the exclusive dental profession sales and distribution organization for Peridex(R). Omnii Products has an extensive and growing national network of field sales representatives with excellent coverage of dental professionals. Additionally, Omnii Products representatives call upon the nation's 54 dental and 200 hygiene schools, as well as managed care organizations, pharmacists and wholesalers, to reinforce support for Peridex(R) and Zila's other brands.

 -OraTest(R)            During the first half of fiscal 2000, OraTest(R) was
                        marketed in the U.K. by Zila's U.K. licensee, Stafford-Miller Ltd. (a division of Block Drug Company), under the name OraScreen(TM) to general practitioners.
                        The marketing effort for OraScreen(TM) in the U.K. was a multilevel strategy designed to educate dentists, specialists and staff on the accuracy of the OraScreen(TM) product and the strong benefits of the early detection of oral cancer. The license agreement with Stafford-Miller expired on December 31, 1999 and was not renewed.

                        In January 2000, the Company, through it's wholly owned subsidiary Zila Ltd U.K., contracted with Quedos Dental (Sales) Ltd. to provide a six person sales force plus a field sales manager to sell OraTest(R) products under the OraTest(R) name in the U.K. Additionally, Zila Ltd. has contracted with CPG Holdings Ltd, a third party fulfillment organization, to warehouse and ship OraTest(R) products throughout the European Union and other selected countries.

PROFESSIONAL PRODUCTS GROUP

                        Zila Dental Supply markets its products directly to the end user primarily by direct mail, an outside sales force, trade shows, telemarketing and its award-winning website. Zila Dental Supply believes it delivers their customers the best value in the dental supply business by providing competitive prices on dental supplies while providing excellent customer service. Its award-winning catalog provides a comprehensive reference of the top-selling products available to the professional dentist. Every month customers receive a special sale flyer that offers significant savings and highlights many manufacturers' specials. Zila Dental Supply offers a 110% low price guarantee and free ground shipping on all orders over $50.00.

NUTRACEUTICALS GROUP

                        Oxycal's manufacturing and marketing division, Inter-Cal Corporation, supports education and sales of its value-added Vitamin C products with a multi-million dollar advertising program and in 2000 added Palmettx(TM), a branded saw palmetto utilizing patented PureXtrax(TM) CO2 extraction process, to its product offerings. Inter-Cal promotes the patented Ester-C(R) ingredient on behalf of more than one hundred manufacturers and marketers of finished Ester-C(R) products. National radio advertising with targeted print advertising is utilized in both the United States and Canada. With the help of the advertising, Ester-C(R) is transitioning from being a product sold primarily in natural food outlets to one with more broad-based availability in mass market and chain stores.

                        International sales activities are managed by local distributors and are encouraged by advertising assistance programs. Additionally, the Company has sponsored public relations and advertising support in the U.K.

                            MANUFACTURING AND SUPPLY

PHARMACEUTICALS GROUP

                        The Company employs a network of outside manufacturers to produce and package all of its products within the Pharmaceuticals Group. The following is a breakdown by product line.

 -Zilactin(R)           Arizona Natural Resources of Phoenix, Arizona
                        manufactures the Zilactin(R) line of products, and Ivers
                        Lee Corporation, dba Sharp of West Caldwell, New Jersey manufactures all Zilactin(R) sample packets. National
                        Healthcare Manufacturing Corporation of Antioch,
                        Illinois manufactures the Zilactin(R) Toothache Swabs.
                        The Company places orders with each supplier based on its anticipated needs for the products. The Company supplies packaging components to each manufacturer.
                        Secondary suppliers are maintained as alternate supply sources, and are an integral part of the Company's strategy to maintain its product pipeline.

- Peridex(R)            Xttrium of Chicago, Illinois is the primary manufacturer
                        of Peridex(R). Peridex(R) was manufactured by Procter &
                        Gamble through June 1998.

- OraTest(R)            Fleet Laboratories Ltd. of Watford, Herts, United
                        Kingdom ("Fleet"), produces and packages the OraTest(R) product for distribution in the U.K. and for sale to other selected countries. The Company has also identified a U.S.-based company with the capacity to manufacture the OraTest(R) rinse kits and swabs.

                        No GMP producer of toluidine blue existed worldwide. In order to ensure an available and stable supply of Zila(R) Tolonium Chloride, the world's only pharmaceutical grade toluidine blue and the active ingredient in the OraTest(R) product, the Company established its own manufacturing facility. The facility was certified as an approved facility for the manufacturing of Zila(R) Tolonium Chloride under federally regulated Good Manufacturing Practices (GMP) standards, assuring pharmaceutical-grade quality.

PROFESSIONAL PRODUCTS GROUP

                        Zila Dental Supply distributes products from over 500 manufacturers.

NUTRACEUTICALS GROUP

                        All products within the Nutraceuticals Group are manufactured at Oxycal's Prescott, Arizona location.

                                   COMPETITION

PHARMACEUTICALS GROUP

                        All industries in which the Company sells its products are highly competitive. A number of companies, almost all of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products that may compete with the Company's products. The pharmaceutical industry is characterized by extensive and ongoing research efforts that may result in development by other companies of products comparable or superior to any that are now on the market, including those sold by the Company.

- Zilactin(R)           Numerous products exist for treatment of herpes simplex
                        virus I ("HSV I") symptoms (i.e., cold sores, fever blisters), including the following products: Orajel and Tanac by Del Pharmaceuticals, Inc., Anbesol by Whitehall
                        Labs, Herpecin-L by Anthem, Inc., and Carmex by Carma
                        Lab, Inc. Although there can be no assurance in this regard, management of the Company believes that there is a substantial potential demand for products that are effective in the treatment of these conditions. The
                        Company does not believe that any of these treatments have achieved a dominant market share. Based upon clinical studies and comments received by the Company from physicians and dentists, management believes that its products will be able to meet much of that demand and that Zilactin(R), Zilactin(R)-B and Zilactin(R)-L will provide more effective symptomatic relief of HSV I infections than the treatments of the Company's current competitors.

- Peridex(R)

                        Peridex(R) competitors include generic versions and name brands such as Periogard, made by Colgate Oral Pharmaceuticals. Many of the competitors possess greater financial resources than the Company. However, the Company believes that Peridex's(R) reputation as the "gold standard" of prescription antibacterial oral rinse within the dental profession and the change in distribution strategies should allow the Company to compete more effectively in the marketplace.

- OraTest(R)            OraTest(R), was introduced in Canada in May 1993, in
                        Australia in 1993 and in the U.K. in April 1998. In
                        April 1998, regulatory approvals were obtained in Portugal, Belgium, Luxembourg, Holland, Finland and
                        Greece. In 1999, regulatory approval was obtained in China.

                        Zila(R) Tolonium Chloride is the active ingredient in the Company's oral cancer detection system, OraTest(R). Zila(R) Tolonium Chloride is the world's only pharmaceutical grade toluidine blue, produced in compliance with stringent FDA current GMP regulations. Zila(R) Tolonium Chloride and its technology are protected by issued and pending patents. See also "Business -- Patents and Trademarks."

PROFESSIONAL PRODUCTS GROUP

- Dental Supplies       Zila Dental Supply competes with approximately 200
                        dental supply dealers and mail order supply houses in the United States, some of which have significantly greater financial resources than the Company. Zila
                        Dental Supply's sales make up less than 2% of the total domestic market for dental supplies. Zila Dental
                        Supply's position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information. However, the Company believes that approximately 60 percent of the market is dominated by two public companies: Patterson Dental Company and Henry
                        Schein, Inc.

NUTRACEUTICALS GROUP

- Ester-C               Within the Vitamin C market, the Company's competitors
                        include all other Vitamin C manufacturers, such as Roche and Takeda. Many of the Company's competitors, particularly those in markets other than the health food and vitamin store market, have substantially greater financial resources than the Company. The Company believes that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The
                        Company believes that it competes favorably with other producers of Vitamin C because of the positive attributes of its Ester-C(R) product, high customer-order fill rate, strong distribution network, and advertising and promotional support.

                                    LICENSING

PHARMACEUTICALS GROUP

                        In certain instances the Company has expanded the distribution of its products by licensing certain of its patents to other companies.

                        In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest(R) product. The Company is obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest(R) product. During the 1995 fiscal year, the Company entered into a licensing agreement pursuant to which Stafford-Miller Ltd. (a division of Block Drug Company, Inc.) ("Block") was given the right to distribute the OraTest(R) product under the name OraScreen(TM) in certain markets not previously pursued by the Company. The Company receives royalties from Block equal to a set percentage of the net sales of OraScreen(TM) by Block. This agreement was terminated in December 1999.

                        In August 1998, the Company entered into a license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval and market the OraTest(R) product in Japan.

                             GOVERNMENT REGULATIONS

General The Company's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of its products. The Company devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with "good manufacturing practices" established by the FDA. Compliance with good manufacturing practices guidelines requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both the Company's manufacturing facilities and its contract manufacturing plants to assure compliance. The FDA may cause a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect the Company's business and results of operations.

                        In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of its products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that any clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical product in one country does not assure that such product will be approved in another country. The Company is also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products, which the Company plans to introduce into the market, are "new drugs" or "new devices," those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

                        The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law, which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product.

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

- Zilactin(R)           Zilactin(R) is marketed by the Company as a treatment
                        for the symptomatic relief of canker sores (oral mucosal ulcers and lesions), cold sores and fever blisters. The
                        Company is not required to file a New Drug Application
                        ("NDA") covering these uses of Zilactin(R); however, the Company may not market Zilactin(R) as a treatment of genital herpes or shingles unless NDAs for such purposes are filed and approved.

                        The FDA's regulation of most of the OTC drug products in the United States (such as Zila's Zilactin(R) family of products) has not been finalized. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

- OraTest(R)            In 1994, the FDA approved an Investigational New Drug
                        Application ("IND") for the Company's OraTest(R) product. In November 1998, the FDA notified the Company that the OraTest(R) NDA was being given "priority review," which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA's Oncologic Drugs Advisory Committee (the
                        "Committee") met to review the OraTest(R) NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in several meetings at the agency in 1999 and 2000.

                        On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, the Company contracted with ILEX(TM) Oncology Services, Inc. ("ILEX"), a wholly-owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company's pursuit of regulatory approval for the OraTest(R) product. In August 2000, the Company received FDA approval to proceed with a new clinical study.

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

                        In January 1998, Zila submitted a Mutual Recognition Procedure ("MRP") application through the MCA for regulatory approval of OraTest(R) in the European Union ("EU"). In April 1998, Belgium, the Netherlands, Luxembourg, Portugal, Finland and Greece gave their regulatory approval through this application. Zila has also received licenses to sell in Greece, Luxembourg, Finland, Belgium, Portugal and the Netherlands and is finalizing the license procedure for the remaining EU member nations. The Company is pursuing approvals as the procedure warrants with all of the remaining countries.

                             PATENTS AND TRADEMARKS

- ZILACTIN(R)           A comprehensive U.S. patent covering present
                        film-forming Zilactin(R) products was issued on January
                        14, 1992. The patent was granted for a period of seventeen years from the grant date and gives the Company the right to exclude others from making, using or selling the patent-protected products in the United
                        States. A Canadian patent, which covers the composition and extended applications, was granted on December 3, 1985.

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

- PERIDEX(R)            Peridex(R) as a brand name has become the gold standard
                        within the dental industry for prescription oral rinses in both the U.S. and Canada. Concurrent with the purchase of the Peridex(R) brand from Procter & Gamble, Zila Pharmaceuticals purchased the trademark rights to Peridex(R). Accordingly, Procter & Gamble has assigned the Peridex(R) trademark to the Company for each country where it has been previously registered, except for certain countries in Western Europe. The Company recorded its trademark assignment for Peridex(R) with the U.S. Patent and Trademark office on June 26, 1998 and with the Canadian Registrar of Trademarks on July 3, 1998. Additionally, the Company is in the process of recording trademark assignments in other countries where the Peridex(R) trademark had been previously registered by Procter & Gamble. As international sales opportunities continue to develop, the Company intends to register the Peridex(R) trademark in countries where it has not been previously registered.

- ORATEST(R)            The Company has issued patents in the United States and
                        either has patent applications or issued patents in major foreign countries protecting the basic OraTest(R) oral diagnostic product. The Company is the exclusive licensee of the National Institutes of Health under its U.S. and Canadian patents covering a protocol for the use of toluidine blue for detection of oral cancer. In addition, the Company has been granted a patent in the United States and filed applications in many foreign countries covering the process the Company developed for manufacturing its Zila(R) Tolonium Chloride drug substance and covering other dyes which are chemically related to toluidine blue for use in detecting epithelial cancer.

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

- ESTER-C(R)            Three U.S. patents were issued in connection with
                        Ester-C(R) nutritional ingredients, in 1989, 1990 and 1992. All three patents expire in the year 2007. The first patent covers compositions for administering
                        Vitamin C that contains theonate or other Vitamin C metabolites. The second and third patents cover the metabolite technology which improved the absorption of Vitamin C from the Ester-C(R) formulation and is applicable to a wide variety of other non-prescription and prescription drugs. Oxycal has filed and is currently pursuing corresponding patent applications in all major foreign countries. Most patents have already been issued on these foreign applications and the remainders are being diligently pursued.

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

                                    EMPLOYEES

         As of July 31, 2000, the Company and its operating subsidiaries had 241 employees in the following categories:

                      Categories                   Number of Employees
            ------------------------------         -------------------
                  Executive Officers                         4
                  Sales and Service                         79
            Accounting and Administration                   80
             Purchasing and Distribution                    50
                    Manufacturing                           28

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

- Uncertainties of      The rigorous clinical testing and an extensive
Regulatory              regulatory approval process mandated by the FDA and
Approval                equivalent foreign authorities before the Company can
                        market any new drug can take a number of years and require the expenditure of substantial resources.
                        Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

                        A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

- Introduction of       Zila has not received final FDA approval for OraTest(R)
OraTest(R) in the       and is in the process of initiating additional studies
United States           to include in an amended NDA. As of July 31, 2000, Zila
                        expensed approximately $17.7 million for OraTest(R) including a significant financial investment towards obtaining FDA approval of OraTest(R) and to prepare for the introduction of OraTest(R) to the United States market. There can be no assurance that the FDA will issue a final approval of OraTest(R), and the failure of the FDA to approve OraTest(R) would make it impossible for Zila to recoup its investment through sales of OraTest(R) in the United States. The failure of the FDA to finally approve OraTest(R) will have a material adverse effect on the Company's results of operations.
                        If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of OraTest(R).

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

- Possible Claims       The Company could be exposed to possible claims for
Relating to             personal injury resulting from allegedly defective
Products                products manufactured by third parties with whom it has
                        entered into manufacturing agreements. The Company maintains product liability insurance coverage for claims arising from the use of all its products.
                        However, the Company could be subject to product liability claims in excess of its insurance coverage.
                        Any significant product liability claims not within the scope of the Company's insurance coverage could have a material adverse effect on the Company.

- Competition           The pharmaceutical industry is highly competitive. A
Research and            number of companies, many of which have greater
Development             financial resources, marketing capabilities and research
                        and development capacities than the Company, are actively engaged in the development of products similar to those products produced and marketed by the Company.
                        The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those marketed by the Company. Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as Zilactin(R). In addition, Zila Dental Supply faces significant competition, primarily from a various number of dental supply dealers and mail order supply houses in the United States. It may be difficult for the Company to maintain or increase sales volume and market share due to such competition.

- Generic               In the U.S., competition with producers of generic
Competition             products is a major challenge. The Company's loss of any
                        of its products' patent protection could lead to a dramatic loss in sales of the product in the U.S.
                        market.

- Dependence on         Zila relies on a combination of patent, copyright,
Proprietary             trademark and trade secret protection, nondisclosure
Rights                  agreements and licensing arrangements to establish and
                        protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications, and intends to seek additional patent applications, as it deems appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover
                        Zila's products or to effectively limit competition against Zila is uncertain. Furthermore, any patents that may be issued to Zila may be challenged, invalidated or circumvented. Litigation may result from the Company's use of registered trademarks or common law marks and, if litigation against Zila were successful, a resulting loss of the right to use a trademark could reduce sales of Zila's products and could result in a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult.
                        International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which in the Company does business.

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

- Future Capital        The development of the Company's products will require
  Requirements          the commitment of substantial resources to conduct the
  and Uncertainty       time-consuming research and development, clinical
  of Future             studies and regulatory activities necessary to bring any
  Funding               potential product to market and to establish production,
                        marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

- Possible              The market price for the Company's common stock has
Volatility of           fluctuated significantly in the past. Management of Zila
Common Stock            believes that such fluctuations may have been caused by
Price                   announcements of new products, quarterly fluctuations in
                        the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Zila and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. Zila anticipates that the market price for its common stock may continue to be volatile.

- Issuance of           The Company's Board of Directors has the authority,
Preferred Stock         without any further vote by the Company's stockholders,
                        to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On October 17, 1997, the Company issued 30,000 shares of its Series A Convertible
                        Preferred Stock as well as warrants to purchase 360,000 shares of common stock to various investors for consideration of $30.0 million. As of July 31, 2000, all of the shares of the Series A Preferred Stock have been converted into shares of the Company's common stock.

- Environmental         The Company is subject to federal, state and local laws
  and Controlled        and regulations governing the use, generation,
  Use of                manufacture, storage, discharge, handling and disposal
  Hazardous             of certain materials and wastes used in its operations,
  Materials             some of which are classified as "hazardous." The Company
                        could be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, and the operations, business and future profitability of the Company could be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

Foreign Currency        The Company transacts business in various foreign
                        countries. Foreign currency exposures are primarily, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies could have a material adverse effect on the Company's results of operations.
ITEM 2. PROPERTIES

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

- Manufacturing         The Company leases 7,040 square feet for a manufacturing
Facilities              facility in Phoenix, Arizona. This facility produces
                        Zila(R) Tolonium Chloride, which is the active ingredient in OraTest(R). The facility is leased under a three-year agreement, which expires September 30, 2002, and is located in an area with property available for expansion. The agreement has an option to renew for an additional five years. Monthly lease payments are $4,640. The Company does not currently intend to invest in any other plants or manufacturing facilities.
                        Together with the Company's laboratory facilities, the Company believes that its current manufacturers are capable of performing all necessary production functions. See "Item 1. Business -- Manufacturing and
                        Distribution."

                        The Company's Oxycal subsidiary owns 2.79 acres and occupies a 27,440 square foot facility located at 533 Madison Avenue, Prescott, Arizona 86301. The property is free of liens. This facility manufactures and distributes a patented and enhanced form of Vitamin C under the trademark Ester-C(R). In November 1999, Oxycal broke ground on a new 65,000 square-foot production and product development facility in Prescott, Arizona's Prescott Airpark which is financed by Yavapai County Industrial Development Authority Bond proceeds. The new building will feature larger production, laboratory, packaging, storage and shipping areas as well as a controlled environment. The construction is scheduled for completion in the fall of 2000. Additionally, Oxycal leases 14,400 square feet of warehouse space located at 1066 Spire Drive, Prescott, Arizona. The facility is leased under a one-year agreement that expired on April 30, 2000 but continued on a month-to-month basis beginning May 1, 2000. Monthly lease payments are $7,055.

- Other The Company's subsidiaries hold additional leases on seven separate facilities. Bio-Dental leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,837 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on November 30, 2001. Bio-Dental's administrative offices are located in the Rancho Cordova facility.

                        Zila Dental Supply leases 19,200 square feet in an office/warehouse complex at 172 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $3,124 per month, and expires on December 31, 2000. Zila Dental Supply leases 7,500 square feet in an office building at 125 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $9,603 per month, and expires on December 31, 2004. On December 1, 1998, Zila Dental Supply entered into a three-year lease for 3,915 square feet at 4544 South Pinemont, Suite 204, Houston, Texas for their Houston branch office. The current lease rate is $2,145 per month. On November 19, 1999, Zila Dental Supply entered into a five-year lease for 4,761 square feet at 555 Menlo Drive, Suite B, Rocklin, California for their Rocklin branch office. The current lease rate is $4,047 per month.

ITEM 3.  LEGAL PROCEEDINGS

                        The Company and certain officers of the Company have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws, specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's common stock in violation of the federal securities laws. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. In September 2000, the Court denied the defendants' motion to dismiss the First Amended Class Action Complaint and ordered that the matter proceed to trial on the issue of liability commencing on February 26, 2001.

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

                                                  HIGH              LOW
                                                  ----              ---
         FISCAL YEAR ENDED JULY 31, 2000
                        First Quarter             3.688            3.000
                        Second Quarter            5.375            2.625
                        Third Quarter             8.000            3.094
                        Fourth Quarter            4.938            3.125

         FISCAL YEAR ENDED JULY 31, 1999
                        First Quarter             6.625            3.875
                        Second Quarter           12.063            4.125
                        Third Quarter             5.000            3.250
                        Fourth Quarter            4.000            2.750

         The number of stockholders of record of the Common Stock as of July 31, 2000 and September 29, 2000 were approximately 3,239 and 3,270, respectively. As of July 31, 2000 there are no shares of the Company's Preferred Stock outstanding.

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

         On March 23, 2000, the Company issued a warrant to purchase 10,000 shares of the Company's common stock, $0.001 par value per share, to a financial advisor. The warrant was issued pursuant to the terms of an engagement agreement, and the exercise price is $4.906 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

                                                                       FISCAL YEAR ENDED JULY 31,
                                              ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                     2000            1999            1998(1)            1997           1996
                                              ------------    ------------    ------------       ------------    -----------
Net Sales                                     $ 77,491,741    $ 71,159,241    $ 61,942,765       $ 38,592,252    $37,479,546
Licensing Fees and Royalty  Revenue                 89,167         135,510         164,345             72,640      2,100,484
Net Income (Loss)                                2,932,027      (1,966,982)      2,301,068         (6,458,377)     1,217,298
Net Income (Loss) Attributable to Common
  Shareholders                                   2,932,027      (1,966,982)     (5,013,532)        (6,458,377)     1,217,298
Net Income (Loss) Per Share Attributable To
  Common Shareholders                                 0.07           (0.05)          (0.15)             (0.20)          0.04

                                                                                AT JULY 31
                                              ------------------------------------------------------------------------------
BALANCE SHEET DATA:                               2000            1999            1998(1)            1997           1996
                                              ------------    ------------    ------------       ------------    -----------
Current Assets                                $ 31,380,071    $ 30,750,624    $ 27,992,138       $ 10,779,049    $13,251,960
Current Liabilities                             11,050,668       8,704,760       8,777,242          5,804,965      6,672,497
Total Assets                                    77,711,459      76,555,933      69,863,877         23,604,032     25,309,781
Long-Term Debt                                   4,548,953       9,577,755       1,355,547            375,908        382,006
Total Liabilities                               15,599,621      18,282,515      10,132,789          6,180,873      7,054,503
Series A Convertible Redeemable Preferred
  Stock                                                          8,787,191      33,801,930
Shareholders' Equity                            62,111,838      49,486,227      25,929,158         17,423,159     18,255,278

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

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer detection system. The Professional Products Group includes

Zila Dental Supply, a national distributor of professional dental supplies, Zila Technologies, Inc., formerly Cygnus Imaging Inc. ("Cygnus") and Integrated Dental Technologies, Inc. ("IDT"). The Nutraceuticals Group is presently comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary ("Inter-Cal"), a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C(R) and the Palmettx botanical line of products.

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

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus.

         On December 20, 1999, IDT completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on NASDAQ under the symbol INCX. Under the terms of the agreement, 10% of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

OPERATING RESULTS

         Fiscal year ended July 31, 2000. Total net revenues grew 8.8% to $77.6 million for the 2000 fiscal year, compared to revenues of $71.3 million for the prior fiscal year.

         Net revenues in 2000 for Zila Dental Supply increased 26.3% to $39.8 million compared to $31.5 million for the previous fiscal year. This increase was primarily attributable to an increase in full-service operations due to the contribution of the two additional branch offices opened in fiscal 1999 and increases in internet sales. Zila Pharmaceuticals had net revenues of $16.8 million for the 2000 fiscal year, a 7.6% decrease from the $18.1 million recorded during the corresponding period last year. The decrease was due primarily to a 44.1% decline in sales of Peridex(R) due to increased pricing pressures from generic equivalents. In order to increase sales of Peridex, Zila Pharmaceuticals has signed a distribution agreement with Omnii Products. Omnii is a national marketer and detailer of dental products that targets dispensing dentist professionals in the United States. Over-the-counter product sales of the Zilactin(R) family of products increased 28.4% when compared to the corresponding period last year, primarily due to increased sales of the Zilactin(R) Toothache Swab and Zilactin-L product lines. Net revenues for Inter-Cal for fiscal year 2000 were $19.1 million, a 27.5% increase when compared to $15.0 million for fiscal year 1999. Inter-Cal's international sales increased 104% to $6.1 million during the current fiscal year as compared to the previous year due to improved economic conditions in foreign markets, primarily in the Pacific Rim region. In addition, Inter-Cal had increased demand for all of its major domestic product lines in fiscal 2000 when compared to the fiscal 1999 year.

         Cost of products sold were $40.0 million for the fiscal year ended July 31, 2000, a 16.5% increase from $34.3 million for the previous fiscal year. Cost of products sold as a percentage of net revenues increased to 51.6% in fiscal year 2000 from 48.2% in the corresponding 1999 period. The increase for the period reflects the growth of Zila Dental Supply as a percentage of total revenues, 51.3% for fiscal 2000 compared to 44.2% for same period of the previous fiscal year. The gross profit margin for Zila Dental Supply is lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 74.3% in fiscal year 2000 from 74.6% in fiscal year 1999 primarily due to an increase in vendor rebate programs in the first quarter of fiscal 2000. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 23.2% in fiscal year 2000, compared to 17.9% for the corresponding period in fiscal 1999. The increase for the period is a result of a change in the mix of products sold as well as a promotional program for Peridex(R) that offered the product at reduced pricing during the second half of the year. Cost of products sold as a percentage of net revenues for Inter-Cal decreased slightly to 27.2% for the current fiscal year from 27.9% due primarily to favorable raw material contracts in effect for fiscal year 2000 as compared to fiscal year 1999.

         The Company incurred selling, general and administrative expenses of $32.4 million, or 41.8% of net revenues during the fiscal year ended July 31, 2000 compared to $31.9 million, or 44.7% of net revenue in fiscal year 1999. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply's full service branches, increased selling and administrative costs related to the OraTest(R) international product launches, increased marketing and selling expenses at Inter-Cal and increased corporate legal, professional and insurance expenses.

         Research and development expenses decreased $2.4 million or 59.2%, from $4.0 million incurred in fiscal year 1999 to $1.6 million for the same period in fiscal year 2000. The decrease was primarily due to reduced expenses related to research and clinical activities associated with the OraTest(R) product, and reduced expenses related to seeking international approval of OraTest(R) and a reduction of costs incurred in the Cygnus and PracticeWorks businesses which were sold in fiscal year 2000.

         Depreciation and amortization expenses decreased $104,000 from $3.6 million in fiscal year 1999 to $3.5 million in fiscal year 2000. The decrease was mainly related to the sale of the Cygnus and PracticeWorks businesses.

         The Company recorded interest expense of $212,000 for the year ended July 31, 2000 compared to $393,000 in the prior fiscal year, a decrease of $181,000. The decrease was attributable to decreases in debt obligations incurred during fiscal year 2000 as compared to the previous year period.

         In the year ended July 31, 2000, the Company recorded income tax expense of $1.8 million which is net of $2.9 million in income tax benefit resulting from the reversal of a valuation allowance ($1 million of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) as compared to an income tax benefit of $846,000 ($250,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) for the fiscal year ended July 31, 1999. The reversal of the valuation allowance was based on the Company's estimate that it is more likely than not that certain net operating losses of prior years will be realized. Excluding the effects of the reversal of the valuation allowance, the Company's effective tax rate for the current fiscal year is higher than the statutory rate due primarily to the amortization of intangible assets that is not deductible for tax purposes and the non-deductibility of the Company's foreign operating losses. Additionally, approximately $1.7 million of goodwill related to the sale of Cygnus was not deductible for tax purposes.

         For the fiscal year ended July 31, 2000, the Company had net income of $2.9 million compared to a net loss of $2.0 for 1999. The increase in profitability is due primarily to the increased profitability in the Nutraceuticals Group, the sale of the PracticeWorks business and the elimination of losses associated with the Cygnus business.

         Fiscal year ended July 31, 1999. Net revenues during the 1999 fiscal year totaled $71.3 million compared to net revenues of $62.1 million for the prior fiscal year, an increase of 14.8%.

         Net revenues in 1999 for Zila Dental Supply were $31.5 million compared to $28.1 million for the previous fiscal year, an increase of 12.4%. The increase was mainly due to improved mail order sales, expansion of the sales force in conjunction with the opening of two additional branch offices and increased internet sales. Zila Pharmaceuticals, marketer of Peridex(R) and the Zilactin(R) family of products, had net revenues of $18.1 million for the fiscal year ended July 31, 1999, an increase of 17.5% over fiscal year 1998 sales of $15.4 million. The main increase in net revenues was due to the acquisition of Peridex(R) in the second quarter of fiscal year 1998. As a result, the twelve months ended July 31, 1998 reflect nine months of Peridex(R) revenues whereas the twelve months ended July 31, 1999 reflect a full twelve months of Peridex(R) revenues. Also contributing to the increased revenues was the addition of the Zilactin(R) Toothache Swab product launched during fiscal year 1999, increased revenues in the Zilactin(R)-L, Zilactin(R) Baby and Zilactin(R)-B product lines. Net revenues in 1999 for Oxycal were $15.0 million compared to $12.2 million for the previous fiscal year, an increase of 22.6%. Oxycal was acquired during the second quarter of fiscal year 1998 and therefore the net revenues for fiscal year 1998 reflect nine months of revenues whereas the twelve months ended July 31, 1999 reflect a full twelve months of Oxycal revenues. PracticeWorks had net revenues of $4.5 million for fiscal year 1999, an increase of 32.1% over net revenues of $3.4 million in fiscal year 1998. The increase was primarily due to expansion of its dealer network and increased demand for Windows based and Year 2000 ready dental software systems. Net revenues in 1999 for Cygnus were $1.8 million compared to $2.7 million for the previous fiscal year, a decrease of 34.4%. Technical difficulties with the digital x-ray systems were the primary reason for the decrease in sales as compared to the previous year.

         Cost of products sold were $34.3 million for the fiscal year ended July 31, 1999, an increase of 11.9% as compared to $30.7 million for the previous fiscal year. Cost of products sold as a percentage of net revenues decreased to 48.2% compared to 49.4% in fiscal year 1998. Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased to 74.6% in fiscal year 1999 from 75.8% in fiscal year 1998. This decrease was mainly due to reduced costs resulting from vendor rebate programs. Cost of products sold as a percentage of net revenues for Zila Pharmaceuticals increased to 17.9% in fiscal year 1999 as compared to 16.7% in fiscal year 1998. This increase was due mainly to the introduction and market expansion of newer products, which have higher costs as compared to the existing products. Also contributing to the increase in 1999, were promotions for Peridex(R), which offered the product at reduced pricing throughout fiscal year 1999. Cost of products sold as a percentage of net revenues for Oxycal decreased to 27.9% in fiscal year 1999 as compared to 29.7% in fiscal year 1998. The decrease was a result of favorable raw materials purchase contracts in effect for fiscal year 1999 as compared to fiscal year 1998. PracticeWorks had a decrease in cost of products sold as a percentage of net revenues from 10.3% in fiscal year 1998 to 6.2% in fiscal year 1999. The decrease is mainly due to an increase in higher software and support revenue and lower training costs. Cygnus had an increase in cost of sales as a percentage of net revenues from 76.9% in fiscal year 1998 to 98.8% in fiscal year 1999. The increase is primarily related to the technical difficulties with the digital x-ray systems and related inventory write-offs.

         The Company incurred selling, general and administrative expenses of $31.9 million or 44.7% of net revenues during the fiscal year ended July 31, 1999 compared to $25.5 million or 41.0% of net revenues in the fiscal year ended July 31, 1998. This increase was mainly attributable to selling, general and administrative expenses resulting from the Oxycal and Peridex(R) acquisitions in the second quarter of fiscal year 1998, corporate regulatory affairs, legal, public relations and professional services as well as increased selling expense at Zila Dental Supply. Costs associated with resolving technical problems with the CygnusRay2(TM), Cygnus's digital x-ray system, also contributed to the increase.

         Research and development expenses increased $1.3 million, or 49.9%, from $2.7 million in fiscal year 1998 to $4.0 million in fiscal year 1999. The increase was mainly related to research and clinical activities associated with OraTest(R) and Ester-C(R), as well as product development expenses related to the digital x-ray systems and dental practice management software.

         Depreciation and amortization expenses increased $800,000 from $2.8 million in fiscal year 1998 to $3.6 million in fiscal year 1999. The increase was mainly due to the additional amortization of intangibles and goodwill from the Oxycal and Peridex(R) acquisitions, which occurred during the second quarter of fiscal year 1998.

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

         For the fiscal year ended July 31, 1999, the Company had a net loss of $2.0 million compared to net income of $2.3 million for 1998. The decrease in profitability is primarily due to increased spending in OraTest(R), increased losses at Cygnus resulting from the technical difficulties with the digital x-ray system and lower tax benefit recognized in 1999 compared to 1998. In fiscal year 1998, net income was reduced in the amount of $7.3 million by the accretion of an embedded dividend on the Series A Preferred Stock issued in November 1997 to arrive at net loss attributable to common shareholders. As a result, for the fiscal year 1998, the Company had a net loss attributable to common shareholders of $5.0 million after taking into account the embedded dividend.

INFLATION AND SEASONALITY

         Inflation has had no material effect on the operations or financial condition of the Company. The Company's operations are not considered seasonal in nature.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2000, the Company had cash and cash equivalents of $5.6 million compared to $5.8 million at July 31, 1999. Excess cash and cash equivalents are invested primarily in money market accounts. The Company's working capital was $20.3 million at July 31, 2000 as compared to $22.0 million at July 31, 1999. Working capital decreased primarily due to a reduction in deferred income taxes related to the use of tax loss carryforwards in fiscal 2000. The Company's current ratio was 2.8 at July 31, 2000, compared to 3.5 at July 31, 1999.

         During the year ended July 31, 2000, cash provided by operating activities totaled $1.1 million primarily related to net income of $2.9 million plus non-cash depreciation and amortization of $3.5 million and deferred taxes of $1.5 million, reduced by the gain on sale of assets of $4.7 million. Significant changes in operating assets and liabilities were comprised of (i) an increase in accounts receivable of $2.0 million due to increased sales at Zila Dental Supply and Inter-Cal during the current fiscal year, (ii) an increase in inventories of $2.9 million primarily because of new product introductions at Inter-Cal and increased purchases of dental supplies and equipment to support the growing sales at Zila Dental Supply and (iii) an increase in prepaid expenses of $1.0 million primarily related to the deposit paid to ILEX(TM), all of which was partially offset by an increase in accounts payable and accrued expenses of $3.6 million related to the increase in inventory purchases.

         The Company generated cash from investing activities of $2.4 million during the year ended July 31, 2000, primarily due to the $7.7 million net proceeds from the sale of the Cygnus and PracticeWorks assets. Part of these proceeds were used to purchase property and equipment of $5.2 million, consisting of manufacturing additions for the Oxycal and OraTest(R) businesses. Additionally, $3.7 million was used in financing activities during the 2000 fiscal year. The Company retired outstanding debt of $5.4 million, comprised of the final payment of $1.0 million made to P & G related to the acquisition of the Peridex product line and $4.2 million to repay in full its line of credit with Bank One. The Company used $409,750 to repurchase 135,000 shares of Zila common stock on the open market.

         At July 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $9.8 million, which expire in years 2007 through 2019.

         In February 1999, the Company increased its line of credit with Bank One to $9.0 million and extended the commitment period to December 1, 2000. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (9.5% at July 31, 2000) plus .25%. At July 31, 2000, the Company had no borrowings under the line of credit. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 2000, the Company was in compliance with such covenants.

         During the second quarter of fiscal year 2000, Inter-Cal began construction of a new manufacturing and laboratory facility that is expected to be completed by October 2000. In April 1999, Inter-Cal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Inter-Cal for the construction of the facility. The trustee, Bank One, Arizona, is holding the Bond proceeds but released $1.9 million during fiscal year 2000 to pay for construction costs and equipment. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of July 31, 2000, carried interest rates of 4.5% and 6.7%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that

Inter-Cal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

         On December 20, 1999, IDT completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on NASDAQ under the symbol INCX. Under the terms of the agreement, 10% of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

         In November 1999, the Company contracted with ILEX(TM) Oncology Services, Inc. ("ILEX"), a wholly owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration ("FDA") related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R). Current commitments under the ILEX agreement include a monthly installment payment of $76,000 plus reimbursement for out of pocket expenses as they occur during the course of the study. The contract or any workplan may be terminated at any time by Zila upon not less than 90 days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

         On November 10, 1999, the Company announced that the Company's Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. As of July 31, 2000, 135,000 shares had been repurchased for $409,750.

         The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its level of operations, anticipated capital expenditures and stock repurchase program through the next 12 months. The Company may require additional financing to support the production and future OraTest(R) clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurances that such funds will be available on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         The Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000. SAB No. 101 sets forth revenue recognition issues, including conceptual issues as well as certain industry specific guidance. The Company is required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth quarter of the fiscal year 2001. The effect of the change, if any, would be recognized as a cumulative effect of a change in accounting principle as of August 1, 2000. Prior year financial statements will not be restated. The Company has not yet made an evaluation of the impact of adopting these statements on the Company's financial position or operating results.

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective August 1, 2000 and the adoption did not have a material impact on the Company's results of operations as the Company has no significant derivative financial instruments or hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                   PART III

         The information called for by this Part III is, in accordance with General Instruction G (3) to Form 10-K, incorporated herein by reference to the information contained in the Company's definitive proxy statement for the annual meeting of stockholders of Zila to be held December 7, 2000, which will be filed with the SEC not later than 120 days after July 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                   METHOD OF FILING
                                                                                                   ----------------
(a)      Financial Statements

  (1)    Report of Deloitte & Touche LLP                                                            Filed herewith

  (2)    Consolidated Financial Statements and Notes thereto of the

         Company including Consolidated Balance Sheets as of July 31, 2000 and
         1999 and related Consolidated Statements of Operations and
         Comprehensive Income, Convertible Redeemable Preferred Stock and
         Shareholders' Equity, and Cash Flows for each of the years in the
         three-year period ended July 31, 2000                                                      Filed herewith

(b)      Reports on Form 8-K for the quarter ended July 31, 2000.

         None.

(c)      Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION                                               METHOD OF FILING
------                                   -----------                                               ----------------
3-A      Certificate of Incorporation, as amended                                                              A

3-B      Bylaws                                                                                                A

3-C      Certificate of Designations, Preferences and Rights of Series A
         Convertible Preferred Stock                                                                           E

4-A      Specimen Stock Certificate                                                                            A

4-B      Form Stock Purchase Warrant re Series A Preferred Stock                                               E

4-C      Deere Park Capital Management Warrant                                                                 D

4-D      Bartholomew Investment, L.P. Warrant                                                                  D

10-A     Revolving Line of Credit Loan Agreement dated February 1, 1999 between
         Zila, Inc. and Bank One, Arizona                                                                      A

10-B#    Stock Option Award Plan (as amended through April 10, 1991)                                           B

10-C#    Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                          B

10-D#    1997 Stock Option Award Plan                                                                          E

10-E     Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
         and Zila Pharmaceuticals, Inc                                                                         C

10-F     Private Equity Line of Credit between Deere Park Capital Management
         and Zila, Inc. Dated as of April 30, 1997                                                             D

10-G     Amendment to Private Equity Line of Credit Agreement                                                  D

10-H     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Deere Park Capital Management                                                                D

10-I     Registration Rights Agreement dated as of May 9, 1997 between Zila,
         Inc. and Bartholomew Investment, L.P                                                                  D

10-J     Securities Purchase Agreement dated as of October 17, 1997 by and
         among Zila, Inc. and certain investors                                                                E

10-K     Registration Rights Agreement dated October 17, 1997 by and among
         Zila, Inc. and certain investors                                                                      E

10-L     Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus
         Imaging, Inc. and Procare Laboratories, Inc.                                                          A

10-M     Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.                 A

10-N     Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc.,
         Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation                G

21       Subsidiaries of Registrant                                                                            F

23       Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
         Registration Statements)                                                                              *

24-A     Power of Attorney of Joseph Hines                                                                     *

24-B     Power of Attorney of Bradley C. Anderson                                                              *

24-C     Power of Attorney of Carl A. Schroeder                                                                *

24-D     Power of Attorney of Michael S. Lesser                                                                *

24-E     Power of Attorney of Curtis M. Rocca                                                                  *

24-F     Power of Attorney of Christopher D. Johnson

24-G     Power of Attorney of Kevin J. Tourek                                                                  *

27       Financial Data Schedule                                                                               *

*        Filed herewith

A Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal Year ended July 31, 1999

B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

C Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996, as amended

D Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651

E Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997

F Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal Year ended July 31, 1998

G Incorporated by reference to the Company's Annual Report on Form 8-K dated January 3, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2000.


                                       ZILA, INC., a Delaware corporation

                                       By /s/  BRADLEY C. ANDERSON
                                          ------------------------
                                          Bradley C. Anderson
                                          Vice President
                                          and Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    SIGNATURE                         TITLE                    DATE
                    ---------                         -----                    ----
/s/      JOSEPH HINES                    Chairman of the Board,          October 27, 2000
------------------------------------     President, Chief Executive
  Joseph Hines                           Officer

/s/      BRADLEY C. ANDERSON             Vice President and Chief        October 27, 2000
------------------------------------     Financial Officer
  Bradley C. Anderson


                        *                Director                        October 27, 2000
------------------------------------
  Carl A. Schroeder

                        *                Director                        October 27, 2000
------------------------------------
  Michael S. Lesser

                        *                Director                        October 27, 2000
------------------------------------
  Curtis M. Rocca III

                        *                Director                        October 27, 2000
------------------------------------
  Christopher D. Johnson

                        *                Director                        October 27, 2000
------------------------------------
  Kevin J. Tourek

*By /s/  BRADLEY C. ANDERSON                                             October 27, 2000
------------------------------------
  Bradley C. Anderson
  Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona


We have audited the consolidated balance sheets of Zila, Inc. and subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, convertible redeemable preferred stock and shareholders' equity, and of cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Phoenix, Arizona
September 29, 2000

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                        2000            1999
                                                                         ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $  5,558,487    $  5,770,970
  Trade receivables, less allowance for doubtful accounts
     of  $345,857 (2000)and $459,083 (1999)                                 9,893,587       8,741,283
  Inventories - net                                                        13,204,137      11,405,883
  Prepaid expenses and other current assets                                 2,479,072       1,126,773
  Deferred income taxes                                                       244,788       3,705,715
                                                                         ------------    ------------

         Total current assets                                              31,380,071      30,750,624
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT - net                                                9,442,278       5,680,281
PURCHASED TECHNOLOGY RIGHTS - net                                           5,600,975       6,037,415
GOODWILL - net                                                             12,725,978      15,679,969
TRADEMARKS and OTHER INTANGIBLE ASSETS- net                                12,423,632      13,214,636
CASH HELD BY TRUSTEE                                                        2,928,001       4,834,755
OTHER ASSETS                                                                3,210,524         358,253
                                                                         ------------    ------------


TOTAL                                                                    $ 77,711,459    $ 76,555,933
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $  6,599,702    $  3,724,820
  Accrued liabilities                                                       3,622,330       2,760,735
  Deferred revenue                                                                            982,037
  Short-term borrowings                                                        51,770          72,769
  Current portion of long-term debt                                           776,866       1,164,399
                                                                         ------------    ------------

         Total current liabilities                                         11,050,668       8,704,760

LONG-TERM DEBT - Net of current portion                                     4,548,953       9,577,755
                                                                         ------------    ------------

          Total liabilities                                                15,599,621      18,282,515
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)


SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Issued and outstanding 0 shares (2000) and 7,482 shares (1999)                            8,787,191
                                                                         ------------    ------------

SHAREHOLDERS' EQUITY:

  Preferred stock, $.001 par value - authorized 2,500,000 shares; none issued other than Series A Convertible Redeemable Preferred
     Stock shown above

  Common stock, $.001 par value - authorized, 65,000,000 shares;
      issued 43,362,658 shares (2000) and 40,378,588 shares (1999)             43,363          40,379
  Capital in excess of par value                                           79,424,235      69,395,551
  Accumulated other comprehensive income                                       71,666
  Deficit                                                                 (17,017,676)    (19,949,703)
  Less: 135,000 shares of common stock in treasury, at cost                  (409,750)
                                                                         ------------    ------------

        Total shareholders' equity                                         62,111,838      49,486,227
                                                                         ------------    ------------

TOTAL                                                                    $ 77,711,459    $ 76,555,933
                                                                         ============    ============

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED JULY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                   2000            1999              1998
                                                               ------------    ------------    ------------
NET REVENUES                                                   $ 77,580,908    $ 71,294,751    $ 62,107,110
                                                               ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                          40,004,391      34,335,344      30,676,673
  Selling, general and administrative                            32,449,161      31,853,421      25,469,787
  Research and development                                        1,628,580       3,988,028       2,660,135
  Depreciation and amortization                                   3,478,120       3,581,768       2,769,956
                                                               ------------    ------------    ------------
                                                                 77,560,252      73,758,561      61,576,551
                                                               ------------    ------------    ------------

 INCOME (LOSS) FROM OPERATIONS                                       20,656      (2,463,810)        530,559
                                                               ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest income                                                   388,773         288,918         319,774
  Interest expense                                                 (212,671)       (392,805)       (334,646)
  Other income (expense)                                           (182,921)          4,715         (14,619)
  Gain on sale of assets                                          4,677,860
                                                               ------------    ------------    ------------

                                                                  4,671,041         (99,172)        (29,491)
                                                               ------------    ------------    ------------


INCOME (LOSS) BEFORE INCOME TAXES                                 4,691,697      (2,562,982)        501,068

INCOME TAX (EXPENSE) BENEFIT                                     (1,759,670)        596,000       1,800,000
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                                 2,932,027      (1,966,982)      2,301,068

PREFERRED STOCK DIVIDEND REQUIREMENT:
  SERIES A EMBEDDED DIVIDEND                                                                      7,314,600
                                                               ------------    ------------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                          $  2,932,027    $ (1,966,982)   $ (5,013,532)
                                                               ============    ============    ============

NET INCOME  (LOSS) PER SHARE:
     BASIC                                                     $       0.07    $      (0.05)   $      (0.15)
                                                               ------------    ------------    ------------
     DILUTED                                                   $       0.07    $      (0.05)   $      (0.15)
                                                               ------------    ------------    ------------


WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING
     BASIC                                                       42,180,236      38,013,058      33,990,947
     DILUTED                                                     43,576,180      38,013,058      33,990,947



NET INCOME                                                     $  2,932,027
Other comprehensive income (loss), net of tax
        Foreign currency translation adjustment                      75,166
        Net unrealized loss on available-for-sale-securities         (3,500)
                                                               ------------
Other comprehensive income                                           71,666
                                                               ------------
COMPREHENSIVE INCOME                                           $  3,003,693
                                                               ============

See notes to consolidated financial statements.

                           ZILA, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
                              SHAREHOLDERS' EQUITY
                    Years Ended July 31, 2000, 1999 and 1998

                                                                                                                SHAREHOLDERS' EQUITY
                                                                                  --------------------------------------------------
                                                        CONVERTIBLE REDEEMABLE
                                                           PREFERRED STOCK            COMMON STOCK
                                                        ------------------------  ----------------------  CAPITAL IN
                                                                                                 PAR       EXCESS OF
                                                          SHARES      AMOUNT        SHARES      VALUE      PAR VALUE     DEFICIT
                                                        --------   -------------  ----------   --------   -----------  ------------
BALANCE, AUGUST 1, 1997                                        -              -   32,326,581   $ 32,327   $30,360,021  ($12,969,189)
  Issuance of preferred stock                             30,000   $ 36,555,000
  Preferred stock issuance fees                                      (1,352,750)
  Conversion of preferred stock into
    common stock                                          (1,200)    (1,400,320)     190,543        190     1,400,130
  Issuance of common stock                                                         1,588,869      1,589    10,177,534
  Exercise of common stock warrants                                                  214,609        215       609,862
  Exercise of common stock options                                                   422,973        423       529,588
  Income tax benefit - stock options                                                                          800,000
  Net income                                                                                                              2,301,068
  Series A embedded dividend                                                                                             (7,314,600)
                                                        --------   -------------  ----------   --------   -----------  ------------
BALANCE, JULY 31, 1998                                    28,800     33,801,930   34,743,575     34,744    43,877,135   (17,982,721)
  Conversion of preferred stock into
    common stock                                         (21,318)   (25,014,739)   5,483,371      5,483    25,009,256
  Exercise of common stock warrants                                                   35,975         36       107,889
  Exercise of common stock options                                                   115,667        116       151,271
  Income tax benefit - stock options                                                                          250,000
  Net loss                                                                                                               (1,966,982)
                                                        --------   -------------  ----------   --------   -----------  ------------
BALANCE, JULY 31, 1999                                     7,482      8,787,191   40,378,588     40,379    69,395,551   (19,949,703)
  Conversion of preferred stock into
    common stock                                          (7,482)    (8,787,191)   2,904,472      2,904     8,784,287
  Warrants issued for services provided                                                                        30,000
  Purchase of common stock for treasury
  Exercise of common stock warrants                                                   49,074         49        76,280
  Exercise of common stock options                                                    30,524         31       148,117
  Income tax benefit - stock options                                                                          990,000
  Foreign currency translation
  Net unrealized loss on available-for-sale securities
  Net income                                                                                                              2,932,027
                                                        --------   -------------  ----------   --------   -----------  ------------
BALANCE, JULY 31, 2000                                         -   $            - 43,362,658   $ 43,363   $79,424,235  $(17,017,676)
                                                        ========   ============== ==========   ========   ===========  ============


                                                        ----------------------------------------------

                                                                         ACCUMULATED        TOTAL
                                                                           OTHER            COMMON
                                                            TREASURY    COMPREHENSIVE    SHAREHOLDERS'
                                                             STOCK      INCOME (LOSS)       EQUITY
                                                           ----------   -------------    ------------
BALANCE, AUGUST 1, 1997                                             -             -      $ 17,423,159
  Issuance of preferred stock
  Preferred stock issuance fees
  Conversion of preferred stock into
    common stock                                                                            1,400,320
  Issuance of common stock                                                                 10,179,123
  Exercise of common stock warrants                                                           610,077
  Exercise of common stock options                                                            530,011
  Income tax benefit - stock options                                                          800,000
  Net income                                                                                2,301,068
  Series A embedded dividend                                                               (7,314,600)
                                                           ----------      --------      ------------
BALANCE, JULY 31, 1998                                              -             -        25,929,158
  Conversion of preferred stock into
    common stock                                                                           25,014,739
  Exercise of common stock warrants                                                           107,925
  Exercise of common stock options                                                            151,387
  Income tax benefit - stock options                                                          250,000
  Net loss                                                                                 (1,966,982)
                                                           ----------      --------      ------------
BALANCE, JULY 31, 1999                                              -             -        49,486,227
  Conversion of preferred stock into
    common stock                                                                            8,787,191
  Warrants issued for services provided                                                        30,000
  Purchase of common stock for treasury                      (409,750)                       (409,750)
  Exercise of common stock warrants                                                            76,329
  Exercise of common stock options                                                            148,148
  Income tax benefit - stock options                                                          990,000
  Foreign currency translation                                               75,166            75,166
  Net unrealized loss on available-for-sale securities                       (3,500)           (3,500)
  Net income                                                                                2,932,027
                                                           ----------      --------      ------------
BALANCE, JULY 31, 2000                                     $ (409,750)     $ 71,666      $ 62,111,838
                                                           ==========      ========      ============

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                  2000          1999           1998
                                                                              ------------   -----------   ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                        $  2,932,027   $(1,966,982)  $  2,301,068
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation and amortization                                           3,478,120     3,581,768      2,769,956
         Gain on sale of assets                                                 (4,677,860)
         Discount on contractual obligation and other                              122,189       117,046        288,365
         Warrants issued for services                                               30,000
         Deferred income taxes                                                   1,545,378      (670,285)    (1,800,000)
         Change in assets and liabilities:
            Receivables - net                                                   (1,983,531)   (1,580,043)     1,766,866
            Inventories                                                         (2,871,820)      144,126     (3,010,557)
            Prepaid expenses and other assets                                   (1,140,726)     (103,935)      (418,875)
            Accounts payable and accrued liabilities                             3,618,248      (727,357)       585,526
            Deferred revenue                                                        83,281       414,081        172,362
                                                                              ------------   -----------   ------------
              Net cash  provided by (used in) operating activities               1,135,306      (791,581)     2,654,711
                                                                              ------------   -----------   ------------
INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                            7,749,927
     Purchases of property and equipment                                        (5,198,064)   (1,762,927)    (1,276,262)
     Acquisitions, net of cash acquired                                                                     (33,595,322)
     Purchases of intangible assets                                               (159,210)     (686,236)      (942,284)
                                                                              ------------   -----------   ------------
         Net cash provided by (used in) investing activities                     2,392,653    (2,449,163)   (35,813,868)
                                                                              ------------   -----------   ------------
FINANCING ACTIVITIES:
     Net (repayments) proceeds from short-term borrowings                          (20,999)       29,352         87,598
     Net proceeds from issuance of common stock                                    224,477       259,312     10,559,611
     Net proceeds from issuance of preferred stock                                                           28,647,250
     Net proceeds from issuance of long-term debt                                              9,209,486         93,753
     Cash released (held) by trustee                                             1,906,754    (4,834,755)
     Purchase of common stock for treasury                                        (409,750)
     Principal payments on long-term debt                                       (5,440,924)     (892,882)    (3,059,417)
                                                                              ------------   -----------   ------------
         Net cash (used in) provided by financing activities                    (3,740,442)    3,770,513     36,328,795
                                                                              ------------   -----------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (212,483)      529,769      3,169,638

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   5,770,970     5,241,201      2,071,563
                                                                              ------------   -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  5,558,487   $ 5,770,970   $  5,241,201
                                                                              ============   ===========   ============

CASH PAID FOR INTEREST                                                        $    172,813   $   229,318   $     46,029
                                                                              ============   ===========   ============

CASH PAID FOR INCOME TAXES                                                    $    128,074   $             $     23,000
                                                                              ============   ===========   ============

                                                                     (continued)

ZILA, INC. AND SUBSIDIARIES

YEARS ENDED JULY 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:                                                        2000           1999          1998
                                                                              ------------   -----------   ------------
     Income tax benefit attributable to exercise of common stock options      $    990,000   $   250,000  $     800,000
                                                                              ============   ===========  =============

     Conversion of Series A Convertible Redeemable Preferred stock
         to common stock                                                      $  8,787,191   $25,014,739  $   1,400,320
                                                                              ============   ===========  =============

     Non-cash aspects of Oxycal acquisition:
         Fair value of assets acquired other than cash and cash
            equivalents                                                                                   $  12,787,836
                                                                                                          =============

         Liabilities assumed                                                                              $   1,213,729
                                                                                                          =============

         Intangible assets recorded in connection with acquisition of Oxycal                              $  14,795,040
                                                                                                          =============

     Non-cash aspects of Peridex acquisition:
         Fair value of assets acquired other than cash and cash
            equivalents                                                                                   $     220,000
                                                                                                          =============

         Contractual obligation recorded in connection with the acquisition
            of Peridex                                                                                    $   5,570,000
                                                                                                          =============

         Goodwill recorded in connection with the acquisition of Peridex                                  $  11,570,637
                                                                                                          =============

     Embedded dividend recorded in connection with issuance of
         Series A Convertible Redeemable Preferred Stock                                                  $   7,314,600
                                                                                                          =============

         See notes to consolidated financial statements.             (Concluded)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2000, 1999 AND 1998

1. NATURE OF BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business Activities -- Zila, Inc. ("Zila" or the "Company"), a Delaware corporation, is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has three major operating groups: Pharmaceuticals, Professional Products and Nutraceuticals. The Pharmaceuticals Group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products, Peridex(R) prescription mouth rinse, and OraTest(R), an oral cancer diagnostic system. The Professional Products Group includes Zila Dental Supply ("Zila Dental"), a national distributor of professional dental supplies, Zila Technologies, Inc, formerly known as Cygnus Imaging Inc. ("Cygnus"), a manufacturer and marketer of digital x-ray systems and intraoral cameras, and Integrated Dental Technologies, Inc. ("IDT"), which distributed PracticeWorks, a dental practice management software product. The Nutraceuticals Group is presently comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of vitamin C under the trademark Ester-C(R) and the Palmettex(TM) botanical line of products.

     On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus.

     On December 20, 1999, the Company, through IDT, completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, 10% of the sales price will be held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure.

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

     Principles of Consolidation -- The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Zila Technologies, Inc, and Oxycal Laboratories, Inc. Zila International Inc. has no operations. All significant intercompany balances and transactions are eliminated in consolidation.

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

     Other intangible assets consist of deferred patent and licensing costs, software rights, and covenants not to compete. Deferred patent and licensing costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration ("FDA") regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Covenants not to compete are amortized over the term of the agreement. Research and development costs totaling approximately $1,629,000, $3,988,000 and $2,660,000 in 2000, 1999 and
1998, respectively, were expensed.

     Net income (loss) per common share - Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants considered to be dilutive common stock equivalents. For the years ended July 31, 1999 and 1998, convertible preferred stock, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share.

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

     Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables. The Company provides credit, in the normal course of business, to pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers, convenience stores, and dentists. The Company performs ongoing credit evaluations of its customers and maintains an allowance for credit losses. Amounts included in selling, general and administrative expenses related to increases in the allowance for doubtful accounts receivable during fiscal 2000, 1999 and 1998 were $178,000, $371,000 and $90,000, respectively.

     Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the classifications used in 2000.

     Accounting for Derivative Instruments and Hedging Activities -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective August 1, 2000, and the adoption did not have a material impact on the Company's results of operations as the Company has no significant derivative financial instruments or hedging activities.

     New Accounting Pronouncements -- The Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 Revenue Recognition in Financial Statements on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000. SAB No. 101 sets forth revenue recognition issues, including conceptual issues as well as certain industry specific guidance. The Company is required to report the impact of SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, no later than the fourth quarter of the fiscal year 2001. The effect of the change, if any, would be recognized as a cumulative effect of a change in accounting principle as of August 1, 2000. Prior year financial statements will not be restated. The Company has not yet made an evaluation of the impact of adopting these statements on the Company's financial position or operating results.

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

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. The unaudited pro forma summary data for the year ended July 31, 1998, combines actual financial results of the Company for the year ended July 31, 1998, which includes Peridex and Oxycal results for the nine months ended July 31, 1998, and Peridex and Oxycal for the three months ended September 30, 1997. The embedded dividend for the year ended July 31, 1998 represents 270 days of accretion and is based on the assumption that the Preferred Stock had been issued at the beginning of the period.

                                                                 1998
                                                                 ----
            Revenues                                         $68,329,759

            Net income                                        $4,991,556

            Series A Preferred Stock embedded dividend        $7,314,600

            Net loss available to common shareholders        $(2,323,044)

            Basic loss per share                                  $(0.07)

     These pro forma results have been prepared for comparative purposes only and include certain adjustments such as the increase in amortization expense associated with goodwill as a result of applying the purchase method of accounting for the acquisitions.

3. SALE OF ASSETS

         As described in Note 1, on October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities and on December 20, 1999, the Company completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division.

         The following unaudited pro forma condensed statement of operations data for the year ended July 31, 2000, present historical statement of operations data for the Company, Cygnus and IDT as if the Cygnus and IDT transactions had occurred as of August 1, 1999. The pro forma data are not necessarily indicative of the results of operations that would actually have been reported had the transactions been consummated at the date mentioned above or which may be reported in the future.

         Unaudited Pro Forma Condensed Statement of Operations
         Year ended July 31, 2000                                       Historical
                                                         ---------------------------------------
         (in thousands except per share data)                Zila                                       Pro forma
                                                         Consolidated      Cygnus(a)      IDT(a)      Adjustments(b)      Pro Forma
         Net revenues                                         $77,581           $193      $1,515                            $75,873
         Cost of products sold                                 40,004            110          69                             39,825
         Selling, general and administrative expenses          32,449            491       1,188                             30,770
         Research and development expenses                      1,629            155         120                              1,354
         Depreciation and amortization                          3,478            110          35                              3,333
         Income (loss) from operations                             21           (673)        103                                591
         Other income (expense)                                 4,671                                        (4,678)             (7)
         Income tax (expense) benefit                          (1,760)                                       (2,761)          1,001
         Net income (loss)                                      2,932           (673)        103             (1,917)          1,585

         Net income per share (basic)                           $0.07                                                         $0.04
         Basic shares outstanding                              42,180                                                        42,180
         Net income per share (diluted)                         $0.07                                                         $0.04
         Diluted shares outstanding                            43,576                                                        43,576

(a) Represents Cygnus and IDT balances for the year ended July 31, 2000. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

(b) The Company believes that no pro forma adjustments are required other than the elimination of the gain on the sale of the assets and the resulting income tax effect recorded in the consolidated statement of operations.


4. INVENTORIES

   Inventories consist of the following at July 31:

                                        2000                   1999
                                        ----                   ----
          Finished goods            $  9,219,343           $  7,531,175
          Raw materials                4,168,834              4,174,321
          Inventory reserves            (184,040)              (299,613)
                                    ------------           ------------
          Total inventories         $ 13,204,137           $ 11,405,883
                                    ============           ============

Amounts included in cost of products sold related to increases in inventory reserves during fiscal 2000, 1999 and 1998 were $ 33,040, $-0- and $129,880, respectively.

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at July 31:

                                                                2000               1999
                                                                ----               ----
        Land                                                $ 1,221,097        $ 1,221,097
        Construction in progress                              3,618,340
        Building and improvements                             2,174,869          2,112,065
        Furniture and equipment                               2,995,821          2,989,752
        Leasehold improvements and other assets                 475,941            526,828
        Production and warehouse equipment                    3,470,101          2,715,507
                                                            -----------        -----------
        Total property and equipment                         13,956,169          9,565,249
        Less accumulated depreciation and amortization        4,513,891          3,884,968
                                                            -----------        -----------
        Property and equipment -- net                       $ 9,442,278        $ 5,680,281
                                                            ===========        ===========

         Depreciation and amortization expense related to property and equipment for 2000, 1999 and 1998 was $1,112,995, $1,038,507 and $769,866, respectively.

6. INTANGIBLE ASSETS

   Intangible assets consist of the following at July 31:

                                                                                       2000                   1999
                                                                                       ----                   ----
        Purchased technology rights -- net of accumulated amortization of
         $1,818,498 (2000) and $1,382,058 (1999)                                   $  5,600,975           $  6,037,415
                                                                                   ============           ============
        Goodwill -- net of accumulated amortization of $3,385,783 (2000) and
         $2,535,283 (1999)                                                         $ 12,725,978           $ 15,679,969
                                                                                   ============           ============

        Trademarks and other intangible assets:

             Trademarks                                                            $ 11,514,218           $ 11,547,965
             Patents                                                                  1,494,021              1,370,300

             Licensing costs                                                          1,548,818              1,648,133
             Other                                                                      472,736                748,299
                                                                                   ------------           ------------
        Total trademarks and other intangible assets                                 15,029,793             15,314,697
        Less accumulated amortization                                                 2,606,161              2,100,061
                                                                                   ------------           ------------
        Trademarks and other intangible assets -- net                              $ 12,423,632           $ 13,214,636
                                                                                   ============           ============


     Licensing costs consist primarily of professional fees associated with seeking FDA approval for a new product, OraTest(R). Purchased technology rights relate to the acquisition of CTM, Inc in fiscal year 1996. The recoverability of the deferred licensing costs and purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from sales of OraTest(R) (see Note 12).

     Amortization of the Company's intangible assets during fiscal 2000, 1999 and 1998 was $2,365,125, $2,543,261 and $2,000,090, respectively.

7. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings consisted of $51,770 at 7.12% and $72,769 at 6.29% at July 31, 2000 and 1999, respectively, for installments due on the Company's various insurance policies.

     Long-term debt consisted of the following at July 31:                2000                1999
                                                                          ----                ----
        Revolving line of credit, (1)                                                    $  4,200,000
        IDA bond payable, Series A, (2)                               $ 3,789,296           3,900,000
        IDA bond payable, Series B, (2)                                 1,068,776           1,100,000
        Mortgage note payable, interest at 9%, monthly
        payments of $2,315 with a balloon due April 1, 2001               298,659             326,440
        Note payable, P&G, paid in 1999, net of unamortized
        discount (see Note 2)                                                                 975,411
        Notes payable for equipment with interest rates between
        3.06% and 9.44% with maturities no later than 2001                169,088             240,303
                                                                      -----------        ------------
                                                                        5,325,819          10,742,154
        Less current portion                                              776,866           1,164,399
                                                                      -----------        ------------
        Long-term portion                                             $ 4,548,953        $  9,577,755
                                                                      -----------        ------------

     (1) The Company obtained a $9,000,000 bank line of credit in February 1999, which is collateralized by trade accounts receivable, inventories and rights to payment. This line of credit expires December 1, 2000. Interest is payable monthly on the unpaid balance outstanding at the bank's prime rate (9.50% at July 31, 2000) plus .25%. At July 31, 2000, the Company had no borrowings against this line. All borrowings are secured by Zila, Inc. corporate assets and guarantees of its subsidiaries.

     (2) In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The trustee, Bank One, Arizona, is holding the bond proceeds but released approximately $1.9 million during fiscal year 2000 to pay for construction and equipment costs. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of July 31, 2000, carried interest rates of 4.5% and 6.7%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by the Company.

     Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:

                         2001                          $  776,866
                         2002                             469,836
                         2003                             473,469
                         2004                             450,711
                         2005                             425,784
                         2006 and beyond                2,729,153
                                                       ----------
                         Total                          5,325,819
                         Less current portion             776,866
                                                       ----------
                         Long-term portion             $4,548,953
                                                       ==========

     Under the mortgage note and line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At July 31, 2000, the Company was in compliance with all of the covenants.

8. STOCK OPTIONS AND WARRANTS

         a. Options -- The Company adopted the 1997 Stock Option Award Plan, which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors of the Company to purchase up to 1,000,000 shares of the Company's common stock. The options are issuable at an exercise price no less than market value at the date of grant. Options may be exercised up to five to ten years from the date of grant. In fiscal 1997, 1998 and 1999 the Company granted 51,000, 74,900 and 285,000 options, respectively, to employees. These option grants will be effective under the Plan only if the stockholders approve an amendment to the Plan at the Company's 2000 annual meeting of stockholders to increase the number of shares covered by it. At July 31, 2000, no shares were available for grant under this plan and the Company had granted 410,900 more shares than authorized by the plan.

     The Company adopted a Stock Option Award Plan that became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company's common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options are issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 2000, no shares were available for grant under this plan.

     The Company adopted a Non-Employee Directors Stock Option Plan that became effective October 20, 1989, authorizing the Board of Directors to grant options of 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options are issuable at an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 2000, 137,500 shares were available for grant under this plan.

     A summary of the status of the option plans as of July 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                                  2000                            1999                            1998
                                        -------------------------       -------------------------       --------------------------
                                                         WEIGHTED                        WEIGHTED                         WEIGHTED
                                                         AVERAGE                         AVERAGE                          AVERAGE
                                                         EXERCISE                        EXERCISE                         EXERCISE
                                          SHARES          PRICE           SHARES          PRICE           SHARES           PRICE
Outstanding at beginning of year          2,306,678      $ 5.41           2,275,918      $ 5.25           2,281,373       $ 4.03
Granted                                     513,000        3.25             419,500        7.40             666,000         5.97
Exercised                                   (30,524)       4.85            (115,667)       2.61            (422,973)        3.15
Cancelled                                  (212,800)       4.37            (273,073)       6.34            (248,482)        3.87
                                        -----------                     -----------                     -----------
Outstanding at end of year                2,576,354        5.07           2,306,678        5.41           2,275,918         5.26
                                        ===========                     ===========                     ===========
Options exercisable at year-end           1,877,559                       1,488,078                       1,494,866
                                        ===========                     ===========                     ===========
Weighted average fair value of
  options granted during the year       $      2.22                     $      5.98                     $      1.96
                                        ===========                     ===========                     ===========

     The following table summarizes information regarding stock options outstanding as of July 31, 2000:

                                   OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
          --------------------------------------------------------------------    -----------------------------
                                NUMBER            WEIGHTED          WEIGHTED         NUMBER          WEIGHTED
                              OUTSTANDING         AVERAGE           AVERAGE        EXERCISABLE       AVERAGE
             RANGE OF             AT              REMAINING         EXERCISE           AT            EXERCISE
          EXERCISE PRICES    JULY 31, 2000    CONTRACTUAL LIFE       PRICE        JULY 31, 2000       PRICE
          ---------------    -------------    ----------------    ------------    -------------    ------------
           $  .12 - 1.50         249,752            0.4             $ 1.19            249,752        $ 1.19
             1.51 - 3.00         211,710            1.1               2.94            211,710          2.94
             3.01 - 4.50         704,471            7.8               3.37            206,471          3.64
             4.51 - 6.00         498,218            6.9               5.60            418,751          5.56
             6.01 - 8.00         675,203            6.1               6.87            648,535          6.86
             8.01 - 9.92         237,000            8.4               9.88            142,340          9.88
                             -------------                                        -------------
              .12 - 9.92       2,576,354           6.00               5.06          1,877,559          5.25
                             =============                                        =============

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for its stock-based employee compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company's net income (loss) attributable to common shareholders and income (loss) per share attributable to common shareholders for the years ended July 31, 2000, 1999 and 1998 would have been reduced (increased) to the pro forma amounts indicated below, followed by the model assumptions used:

                                                                                           JULY 31,
                                                                       ------------------------------------------------
                                                                           2000             1999               1998
                                                                       ------------     -------------     -------------
     Net income (loss) attributable to common shareholders:
       As reported                                                     $  2,932,000     $ (1,967,000)     $ (5,014,000)
       Pro forma                                                       $  2,539,000     $ (2,838,000)     $ (6,114,000)

     Net income (loss) attributable to common shareholders
     per basic share outstanding:
       As reported                                                     $        .07     $       (.05)     $       (.15)
       Pro forma                                                       $        .06     $       (.07)     $       (.18)

     Black-Scholes model assumptions:
       Risk-free interest rate                                                 5.3%        4.4 - 4.5%        4.2 - 4.4%
       Expected volatility                                                      78%               82%               38%
       Expected term                                                    3 - 6 years       3 - 6 years       2 - 6 years
       Dividend yield                                                            0%                0%                0%

     b. Warrants -- The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided and purchases of the Company's stock. Activity related to such warrants, which expire at various dates through March 2005, is summarized as follows:

                                               NUMBER OF      WARRANT PRICE
                                                SHARES          PER SHARE
                                              ----------      --------------
         Outstanding, August 1, 1997             902,015      $0.60 - 8.6125
           Issued                                456,000       7.625 - 9.92
           Exercised                            (214,609)       .60 - 3.00
                                               ---------
         Outstanding, July 31, 1998            1,143,406      $3.00 - 9.915
           Exercised                             (35,975)          3.00
                                               ---------
         Outstanding, July 31, 1999            1,107,431      $3.00 - 9.915
           Issued                                 10,000           4.90
           Exercised                             (49,074)          3.00
                                               ---------
         Outstanding, July 31, 2000            1,068,357      $3.00 - 9.915
                                               =========

9. INCOME TAXES

     The consolidated income tax expense (benefit) consists of the following for the years ended July 31:

                                                       2000           1999            1998
                                                    -----------    -----------    -------------
      Current:
        Federal                                     $   154,000    $   63,000     $    (51,000)
        State                                            60,000        11,000           (9,000)
                                                    -----------    -----------    -------------
      Total current                                     214,000        74,000          (60,000)
                                                    -----------    -----------    -------------
      Deferred:
        Federal                                       1,314,000      (570,000)      (1,479,000)
        State                                           232,000      (100,000)        (261,000)
                                                    -----------    -----------    -------------
      Total deferred                                  1,546,000      (670,000)      (1,740,000)
                                                    -----------    -----------    -------------
      Total consolidated income tax provision
      (benefit)                                     $ 1,760,000    $ (596,000)    $ (1,800,000)
                                                    ===========    ===========    =============

     The reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

                                                                 2000            1999            1998
                                                              ----------      ----------      ----------
      Federal statutory rate                                      34%            (34)%            34%
      Adjustments:
        State income taxes -- net of federal benefit              10              (6)              6
        Effect of foreign tax rates                                2

        Non-deductible meal and entertainment expenses             1               4               7
        Non-deductible acquisition expenses and other                             16              14
        Non-deductible intangible amortization                     9              23              74

        Non-deductible goodwill related to sale of assets         14
        Decrease in valuation allowance                          (32)            (26)           (494)
                                                              ----------      ----------      ----------
        Effective tax rate                                        38%            (23)%          (359)%
                                                              ==========      ==========      ==========

     The components of the Company's deferred income tax assets and liabilities for the years ended July 31 are shown below:

                                                         2000            1999            1998
                                                     -----------     -----------     ------------
     Deferred income tax assets:

       Net operating loss carryforwards              $ 3,767,000     $ 6,635,000     $  7,062,000

       Allowance for obsolete or discontinued
         inventory                                        59,000         164,000          146,000

       Alternative minimum tax credit                    154,000

       Book basis vs. tax basis differences             (547,000)        370,000           49,000

       Reserve for litigation                             16,000          29,000           27,000

       Product warranty allowance                                         78,000           45,000

       Allowance for doubtful accounts                   136,000         151,000          112,000

       Accrued vacation                                   93,000          78,000           79,000

       Accrued bonus                                     264,000          32,000

       Other                                             156,000          29,000           36,000
                                                     -----------     -----------     ------------
     Total deferred income tax assets                  4,098,000       7,566,000        7,556,000

     Valuation allowance                                (948,000)     (3,860,000)      (4,771,000)
                                                     -----------     -----------     ------------
     Net deferred income tax assets                  $ 3,150,000     $ 3,706,000     $  2,785,000
                                                     ===========     ===========     ============

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. The Company had offset its net deferred tax assets with a valuation allowance due to the Company's lack of earnings history. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At July 31, 2000, approximately $1,117,000 of the deferred tax asset before valuation allowance relates to deductions generated by the exercise of stock options, which, if realized, will result in an increase in capital in excess of par value and the Company recorded income tax expense of $1.8 million which is net of $2.9 million in income tax benefit resulting from the reversal of a valuation allowance ($1 million of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value). The benefit for income taxes was $846,000 ($250,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) for the fiscal year ended July 31, 1999 compared to an income tax benefit of $2.6 million ($800,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) during the year ended July 31, 1998.

     At July 31, 2000, the Company had federal net operating loss carryforwards totaling approximately $9,832,000 that expire, if not previously utilized, from 2007 through 2019. Net operating loss carryforwards for state income tax purposes, totaling approximately $948,000, must be utilized within five years of the date of their origination, and expire from 2001 through 2004.

10. REDEEMABLE PREFERRED STOCK

     On November 10, 1997, the Company completed a $30,000,000 financing involving the private placement of Series A Convertible Redeemable Preferred Stock. Proceeds from the sale were used primarily to acquire all the outstanding shares of Oxycal. The Preferred Stock was convertible into shares of the Company's common stock at a conversion rate based on the price of such common stock at the date of issuance. However, if the market price of the Company's common stock did not appreciate by a fixed percentage at various measurement dates, the holders of the Preferred Stock had the right to receive additional shares of the Company's common stock upon conversion, based on a repricing formula. The intrinsic value of the beneficial conversion feature of the Preferred Stock has been measured and recognized as an embedded dividend and such non-cash embedded dividend has been deducted from net income in the accompanying fiscal 1998 consolidated statement of operations to arrive at the amount of net loss attributable to common shareholders. Additionally, because the Preferred Stock had conditions for redemption that were not solely within the control of the Company, it was classified outside of permanent equity in the accompanying consolidated balance sheet and was accreted to its redemption value. During the year ended July 31, 2000, the remaining 7,482 shares of the Preferred Stock were converted into common stock.

11. TREASURY STOCK

     During the quarter ended January 31, 2000, the Company began acquiring shares of its common stock in conjunction with a stock repurchase program announced in November 1999. That program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2000, the Company purchased 135,000 shares of common stock at an aggregate cost of $409,750.

12. COMMITMENTS AND CONTINGENCIES

     In June 1992, the Company entered into an agreement with Daleco Capital Corporation to form a limited partnership known as Daleco Zila Partners II, L.P. (the "Partnership"). The Company and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000. At July 31, 2000, approximately $1,820,000 has been spent.

     The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company's products, until such time as three times the amount of funds expended on the Company's marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $16,000, $31,000 and $16,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

     In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell, the inventor of one of the Company's treatment compositions, a royalty of 5% of gross sales of the treatment composition. Royalty expense to Dr. Tinnell for the years ended July 31, 2000, 1999 and 1998 was $449,916, $390,170 and $371,943, respectively.

      The Company is pursuing approval of a New Drug Application ("NDA") with the FDA for OraTest(R). The initiation of the marketing of OraTest(R) in the United States is dependent upon the approval of the NDA by the

FDA. During 1994, the FDA approved the Company's application for an Investigational New Drug for OraTest, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November 1998, the FDA notified the Company that the OraTest(R) NDA was being given "priority review," which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA's Oncologic Drugs Advisory Committee (the "Committee") met to review the OraTest(R) NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in meetings at the agency in 1999 and 2000.

     On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest(R) NDA that prevented the FDA from approving the product at that time. The FDA's letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, the Company contracted with ILEX(TM) Oncology Services, Inc. ("ILEX"), a wholly-owned subsidiary of ILEX(TM) Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company's pursuit of regulatory approval for the OraTest(R) oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R). Current commitments under the ILEX agreement include a monthly installment payment of $76,000 plus reimbursement for out of pocket expenses as they occur during the course of the study. The contract or any workplan may be terminated at any time by Zila upon not less than 90 days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

     The Company leases offices, warehouse facilities and certain equipment, under operating leases that expire through 2005. Future minimum lease payments under these non-cancelable leases are as follows:

                      2001                 $   396,870
                      2002                     300,066
                      2003                     204,003
                      2004                     199,560
                      2005                      84,275
                                           -----------
                      Total                $ 1,184,774
                                           ===========

     Rent expense for the years ended July 31, 2000, 1999 and 1998 totaled $352,502, $340,170 and $270,297, respectively.

     The Company and certain officers of the Company have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission (the "Commission") the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's common stock in violation of the federal securities laws. The Company and the individual defendants deny all allegations of wrongdoing and are defending themselves vigorously. In September 2000, the Court denied the defendants' motion to dismiss the First Amended Class Action Complaint and ordered that the matter proceed to trial on the issue of liability commencing on February 26, 2001.

     On September 8, 1999, the Commission entered an order directing an investigation entitled "In the Matter of Zila, Inc." The Commission is investigating whether (i) there were purchases or sales of securities of the Company by persons while in possession of material non-public information concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest(R) NDA and whether the FDA would subsequently approve the NDA; (ii) such persons conveyed information regarding these matters to other persons who effected transactions in securities of the Company without disclosing the information; and (iii) there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning these matters. The Company does not believe it has violated any of the federal securities laws and is cooperating fully with the Commission in its investigation.

     The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

13. EMPLOYEE BENEFIT PLAN

     During fiscal year 2000, the Company has made available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the "Zila Plan"). Participants may contribute, through payroll deductions, up to 15% of their basic compensation not to exceed Internal Revenue Code limitations. The Company may make matching or profit sharing contributions to the Zila Plan. During 2000, 1999 and 1998, the Company contributed approximately $293,000, $62,000 and $39,600, respectively, to the Zila Plan. Prior to fiscal year 2000, eligible Oxycal employees participated in a different 401(k) defined contribution plan (the "Oxycal Plan") whereby an employee could contribute up to a certain maximum amount each year. During the 1999 and 1998 fiscal years, Oxycal contributed approximately $60,488 and $40,653, respectively to the Oxycal Plan. Effective July 1, 1999, the Oxycal Plan was merged into the Zila Plan.

14. SEGMENT INFORMATION

     The Company is organized into three major product groups and further organized into six segments, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc., OraTest products, Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. which does business under the name Zila Dental Supply, Dental Software, which includes Integrated Dental Technologies, Inc., the distributor for PracticeWorks, Dental Imaging, which includes Cygnus Imaging, Inc. and Nutraceuticals, which includes Oxycal Laboratories, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest segment. See
Note 3 regarding the disposition of the Dental Software and Dental Imaging businesses.

The table below presents information about reported segments for the three years ended July 31 (in thousands):

                                                                           DENTAL    DENTAL    DENTAL

                                             PHARMACEUTICALS    ORATEST    SUPPLY   SOFTWARE   IMAGING   NUTRACEUTICALS     TOTAL
Net revenues:
   2000................................              $16,765       $153   $39,817    $1,515       $193          $19,138   $77,581
   1999................................               18,148        311    31,534     4,516      1,781           15,005    71,295
   1998................................               15,439        237    28,055     3,418      2,716           12,242    62,107
Income (loss) before income taxes:

   2000................................                4,758    (10,325)      290     4,855       (734)           5,848     4,692
   1999................................                5,801     (8,872)      658       509     (3,662)           3,003    (2,563)
   1998................................                5,046     (5,727)      854      (273)    (1,573)           2,174       501
Identifiable assets:
   2000................................               13,461     18,836    12,292       478                      32,644    77,711
   1999................................               13,157     18,861    10,136       871      3,734           29,797    76,556
   1998................................               15,223     12,888     7,962       618      4,973           28,200    69,864
Capital expenditures:
   2000................................                  195        441       237       109         16            4,200     5,198
   1999................................                   13        681       115        85         79              790     1,763
   1998................................                   57        399        70        76        230              444     1,276
Depreciation and amortization:
   2000................................                1,011      1,001       300        35        110            1,021     3,478
   1999................................                1,011        920       293       103        422              833     3,582
   1998................................                  760        830       274        61        237              608     2,770


         Revenues from customers attributed to all foreign countries from which the Company derives revenue were $5,680,691, $2,933,610, and $4,135,420 for the years ended July 31, 2000, 1999 and 1998, respectively.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

 Quarterly financial information is presented in the following summary:

                                                                                2000
                                                    ------------------------------------------------------------
                                                                           Quarters Ended
                                                    ------------------------------------------------------------
                                                     October 31      January 31        April 30          July 31
                                                     ----------      ----------        --------          -------
     Net revenues                                   $19,171,593     $20,216,797     $19,422,777      $18,769,741
     Gross profit                                     9,669,362       9,850,710       9,311,819        8,744,626
     Net income (loss)                                  (51,382)      1,964,252          16,413        1,002,744

     Net income (loss) per share - basic                   0.00            0.05            0.00             0.02

     Net income (loss) per share -  diluted                0.00            0.05            0.00             0.02

                                                                                1999
                                                    ------------------------------------------------------------
                                                                           Quarters Ended
                                                    ------------------------------------------------------------
                                                     October 31      January 31        April 30          July 31
                                                     ----------      ----------        --------          -------
     Net revenues                                   $16,502,808     $18,121,619     $16,916,658      $19,753,666
     Gross profit                                     8,644,162       9,496,567       8,481,157       10,337,521
     Net income (loss)                                  755,508      (1,147,298)     (2,420,984)         845,792

     Net income (loss) per share - basic                   0.02           (0.03)          (0.06)            0.02

     Net income (loss) per share - diluted                 0.02           (0.03)          (0.06)            0.02

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                                                      METHOD OF FILING
------                             -----------                                                      ----------------
3-A       Certificate of Incorporation, as amended                                                                 A
3-B       Bylaws                                                                                                   A
3-C       Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock                                                                              E
4-A       Specimen Stock Certificate                                                                               A
4-B       Form Stock Purchase Warrant re Series A Preferred Stock                                                  E
4-C       Deere Park Capital Management Warrant                                                                    D
4-D       Bartholomew Investment, L.P. Warrant                                                                     D
10-A      Revolving Line of Credit Loan Agreement dated February 1, 1999 between
          Zila, Inc. and Bank One, Arizona                                                                         A
10-B#     Stock Option Award Plan (as amended through April 10, 1991)                                              B
10-C#     Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                             B
10-D#     1997 Stock Option Award Plan                                                                             E
10-E      Agreement dated November 26, 1996 between Cheseborough Ponds USA Co
          and Zila Pharmaceuticals, Inc                                                                            C



10-F      Private Equity Line of Credit between Deere Park Capital Management
          and Zila, Inc. Dated as of April 30, 1997                                                                D
10-G      Amendment to Private Equity Line of Credit Agreement                                                     D
10-H      Registration Rights Agreement dated as of May 9, 1997 between Zila,
          Inc. and Deere Park Capital Management                                                                   D
10-I      Registration Rights Agreement dated as of May 9, 1997 between Zila,
          Inc. and Bartholomew Investment, L.P                                                                     D
10-J      Securities Purchase Agreement dated as of October 17, 1997 by and
          among Zila, Inc. and certain investors                                                                   E
10-K      Registration Rights Agreement dated October 17, 1997 by and among
          Zila, Inc. and certain investors                                                                         E
10-L      Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus
          Imaging, Inc. and Procare Laboratories, Inc.                                                             A
10-M      Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.                    A
10-N      Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc.,
          Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation                   G
21        Subsidiaries of Registrant                                                                               F
23        Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3
          Registration Statements)                                                                                 *
24-A      Power of Attorney of Joseph Hines                                                                        *
24-B      Power of Attorney of Bradley C. Anderson                                                                 *
24-C      Power of Attorney of Carl A. Schroeder                                                                   *
24-D      Power of Attorney of Michael S. Lesser                                                                   *
24-E      Power of Attorney of Curtis M. Rocca                                                                     *
24-F      Power of Attorney of Christopher D. Johnson
24-G      Power of Attorney of Kevin J. Tourek                                                                     *
27        Financial Data Schedule                                                                                  *



*         Filed herewith
A Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal Year ended July 31, 1999
B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended
C Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1996, as amended
D Incorporated by reference to the Company's Form S-3 Registration Statement No. 333-31651
E Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997
F Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal Year ended July 31, 1998
G Incorporated by reference to the Company's Annual Report on Form 8-K dated January 3, 2000