Form 10-Q
period 2000-10-31
ZILA INC
filed 2000-12-12
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------
                                    FORM 10-Q
(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the quarterly period ended October 31, 2000 or

     Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

For the transition period from          to
                              ----------  --------------------------------------

Commission file number 0-17521
                       ---------------------------------------------------------

                                    ZILA, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

                      Delaware                              86-0619668
--------------------------------------------        -----------------------------
(State or Other Jurisdiction of Incorporation     (IRS Employer Identification No.)
Organization)

5227 North 7th Street, Phoenix, Arizona                                    85014
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code (602) 266-6700


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        At October 31, 2000, the number of shares of common stock outstanding was 43,512,528.

                                                                Exhibit Index 14
                                                                              --
                                                                  Total pages 16
                                                                              --

                                TABLE OF CONTENTS

                                                                                      Page no.
PART I     FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets as of October 31, 2000 and July
           31, 2000                                                                       3

           Condensed consolidated statements of operations and comprehensive
           income for the three months ended October 31, 2000 and 1999                    4

           Condensed consolidated statements of cash flows for the three months
           ended October 31, 2000 and 1999                                                5

           Notes to condensed consolidated financial statements                          6-9

  Item 2.  Management's discussion and analysis of financial condition and
           results of operations                                                        10-14

  Item 3.  Quantitative and qualitative disclosures about market risk                     14


PART II.   OTHER INFORMATION

  Item 1.  Legal proceedings                                                              14

  Item 6.  Exhibits and reports on Form 8-K                                               15

           SIGNATURES                                                                     16

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------


ASSETS                                                          October 31, 2000    July 31, 2000
                                                                  ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $  1,455,549       $  5,558,487
  Trade receivables - net                                           11,123,645          9,893,587
  Inventories - net                                                 16,165,220         13,204,137
  Prepaid expenses and other current assets                          2,608,525          2,479,072
  Deferred income taxes                                                244,788            244,788
                                                                  ------------       ------------

         Total current assets                                       31,597,727         31,380,071
                                                                  ------------       ------------

PROPERTY AND EQUIPMENT - net                                        10,567,586          9,442,278
PURCHASED TECHNOLOGY RIGHTS - net                                    5,491,865          5,600,975
GOODWILL - net                                                      12,431,549         12,725,978
TRADEMARKS and OTHER INTANGIBLE ASSETS - net                        12,516,621         12,423,632
CASH HELD BY TRUSTEE                                                 2,420,512          2,928,001
OTHER ASSETS                                                         3,241,077          3,210,524
                                                                  ------------       ------------


TOTAL                                                             $ 78,266,937       $ 77,711,459
                                                                  ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  5,070,875       $  6,599,702
  Accrued liabilities                                                3,290,752          3,622,330
  Short-term borrowings                                              2,269,627             51,770
  Current portion of long-term debt                                    759,680            776,866
                                                                  ------------       ------------

         Total current liabilities                                  11,390,934         11,050,668

LONG-TERM DEBT - net of current portion                              4,432,633          4,548,953
                                                                  ------------       ------------

          Total liabilities                                         15,823,567         15,599,621
                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized 2,500,000
  shares, none issued
  Common stock, $.001 par value - authorized, 65,000,000
  shares, issued 43,512,528 shares (October 31, 2000) and
  43,362,658 shares (July 31, 2000)                                     43,513             43,363
  Capital in excess of par value                                    79,873,694         79,424,235
  Accumulated other comprehensive income                               116,144             71,666
  Deficit                                                          (17,180,231)       (17,017,676)
  Less:  135,000 shares of common stock in treasury, at cost          (409,750)          (409,750)
                                                                  ------------       ------------

        Total shareholders' equity                                  62,443,370         62,111,838
                                                                  ------------       ------------

TOTAL                                                             $ 78,266,937       $ 77,711,459
                                                                  ============       ============

    See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                        Three months ended October 31,
                                                        -------------------------------
                                                            2000               1999
                                                            ----               ----
 NET REVENUES                                           $ 18,836,235       $ 19,171,593
                                                        ------------       ------------

 OPERATING COSTS AND EXPENSES:
   Cost of products sold                                  10,115,663          9,502,231
   Selling, general and administrative                     7,339,277          8,675,284
   Research and development                                  363,867            730,127
   Depreciation and amortization                             841,389            958,316
   Impairment Charge                                         310,000
                                                        ------------       ------------
                                                          18,970,196         19,865,958
                                                        ------------       ------------

 LOSS FROM OPERATIONS                                       (133,961)          (694,365)
                                                        ------------       ------------

 OTHER INCOME (EXPENSES):
   Interest income                                            59,066             77,766
   Interest expense                                          (22,977)          (129,120)
   Other expense                                             (64,683)           (14,875)
   Gain on sale of assets                                                       139,212
                                                        ------------       ------------

                                                             (28,594)            72,983
                                                        ------------       ------------

 LOSS BEFORE INCOME TAXES                                   (162,555)          (621,382)

 INCOME TAX BENEFIT                                                             570,000
                                                        ------------       ------------

 NET LOSS                                               $   (162,555)      $    (51,382)
                                                        ============       ============

 NET LOSS  PER SHARE:
        BASIC                                           $      (0.00)      $      (0.00)
                                                        ------------       ------------
        DILUTED                                         $      (0.00)      $      (0.00)
                                                        ------------       ------------


 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        BASIC                                             43,335,050         40,867,566
        DILUTED                                           43,335,050         40,867,566



 NET LOSS                                               $   (162,555)
 Other comprehensive income (loss), net of tax
           Foreign currency translation adjustment            45,728
           Net unrealized loss on available-for-sale-
           securities                                         (1,250)
                                                        ------------
 Other comprehensive income                                   44,478
                                                        ------------
 COMPREHENSIVE LOSS                                     $   (118,077)
                                                        ============


     See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Three months ended October 31,
                                                                         ------------------------------
                                                                             2000              1999
                                                                             ----              ----
OPERATING ACTIVITIES:

    Net loss                                                             $  (162,555)      $   (51,382)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                         841,389           916,882
       Gain on sale of assets                                                                 (139,212)
       Impairment of asset                                                   310,000
       Deferred income taxes and other                                        44,370          (554,777)
       Change in assets and liabilities:
           Receivables - net                                              (1,230,058)       (1,322,982)
           Inventories                                                    (2,961,083)          (88,524)
           Prepaid expenses and other assets                                (160,005)         (416,187)
           Accounts payable and accrued expenses                          (1,901,655)          364,963
           Deferred revenue                                                   41,250           115,570
                                                                         -----------       -----------

             Net cash used in operating activities                        (5,178,347)       (1,175,649)
                                                                         -----------       -----------

INVESTING ACTIVITIES:
    Net purchases of property and equipment                               (1,704,646)         (319,625)
    Purchases of intangible assets                                          (261,394)           (5,430)
                                                                         -----------       -----------

           Net cash used in investing activities                          (1,966,040)         (325,055)
                                                                         -----------       -----------

FINANCING ACTIVITIES:
    Net proceeds from short-term borrowings                                2,217,857           248,187
    Net proceeds from issuance of common stock                               449,609
    Cash released by trustee                                                 507,489
    Principal payments on long-term debt                                    (133,506)       (1,023,940)
                                                                         -----------       -----------

           Net cash provided by (used in) financing activities             3,041,449          (775,753)
                                                                         -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,102,938)       (2,276,457)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,558,487         5,770,970
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,455,549       $ 3,494,513
                                                                         ===========       ===========



CASH PAID FOR INTEREST                                                   $    25,019       $   102,574
                                                                         ===========       ===========

CASH PAID FOR INCOME TAXES                                               $    32,068       $         -
                                                                         ===========       ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES FOR 2000 AND 1999:

    Income tax benefit attributable to exercise of common stock
    options                                                                                $   250,000
                                                                                           -----------


    Conversion of Series A Convertible Redeemable Preferred stock                          $ 1,944,341
                                                                                           -----------

    See notes to condensed consolidated financial statements.

                           ZILA, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation ("Bio-Dental"), Zila Technologies, Inc., formerly Cygnus Imaging, Inc. ("Cygnus"), and Oxycal Laboratories, Inc. ("Oxycal"). All significant intercompany balances and transactions are eliminated in consolidation.

        In the opinion of management of Zila, Inc. and its subsidiaries (collectively referred to herein as "Zila" or the "Company"), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2.      NET LOSS PER SHARE

        The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share:

                                                     For the three months ended October 31,
                                                            2000               1999
                                                            ----               ----
Net loss                                                $   (162,555)      $    (51,382)
                                                        ------------       ------------
Average outstanding common shares                         43,335,050         40,867,566
                                                        ------------       ------------
Basic net loss per share                                $      (0.00)      $      (0.00)
                                                        ============       ============

Diluted net loss per share:
Net loss available for diluted earnings                 $   (162,555)      $    (51,382)
                                                        ------------       ------------
Average outstanding and potentially dilutive
     common shares                                        43,335,050         40,867,566
                                                        ------------       ------------
Diluted net loss per share                              $      (0.00)      $      (0.00)
                                                        ============       ============

        Since a loss was incurred for the quarters ended October 31, 2000 and 1999, options and warrants to purchase shares of common stock and shares related to convertible preferred stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

3.      INVENTORIES

        Inventories consist of the following:

                                      October 31,           July 31,
                                             2000               1999
                                             ----               ----
      Finished goods                   $9,029,695         $9,219,343
      Raw materials                     7,308,906          4,168,834
      Inventory reserves                (173,381)          (184,040)
                                    --------------    ---------------

                                      $16,165,220        $13,204,137
                                    ==============    ===============

4.      INCOME TAXES

        Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company's best estimate of its annual effective tax rate. In the quarter ended October 31, 2000, the Company recorded no tax benefit or expense, as its effective tax rate for the fiscal year is estimated to be at or near zero. In the prior year quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value).


5.      ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

        The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000, in the Nutraceuticals segment, to write down the carrying amount of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale.


6.      NEW ACCOUNTING PRONOUNCEMENTS

        In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued Issue No. 00-14, Accounting for Certain Sales Incentives. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives. The consensus on EITF 00-14 will be effective in the fourth quarter of fiscal year 2001. In addition, the EITF has added Issue No. 00-25 Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer to its agenda. This issue discusses the income statement classification of "trade spending" costs. The Company is in the process of analyzing the requirements of these pronouncements.

7.      SALE OF CYGNUS ASSETS

        On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus. The purchase price was paid through the issuance of a $4.0 million note receivable that was collateralized by the assets of Procare and matured and was paid in full on November 10, 1999. The net book value of the assets sold and liabilities assumed was $3.9 million. The sale resulted in a $139,000 gain.

        On December 20, 1999, IDT completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties.

        The following unaudited pro forma information presents the condensed consolidated results of operations as if the sales had occurred as of the beginning of the quarter ended October 31, 1999 and does not purport to be indicative of what would have occurred had the sale been made as of that date.


                                        Quarter ended
                                          October 31,
                                            1999
                                        (in thousands)
Net Revenues                            $17,861

Operating loss                              (70)

Loss before income taxes                $  (135)



8.      SEGMENT INFORMATION

        The Company is organized into five major product groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer which includes Zila Pharmaceuticals, Inc. and the Zilactin(R) line of products, Professional which includes Peridex(R) and Pro-Ties(TM), OraTest(R) products, Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply, and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest(R) segment. The Dental Imaging and Dental Software businesses, sold in fiscal year 2000, are combined into the Other segment. Prior to August 1, 2000 the Consumer and Professional segment were combined and shown as the Pharmaceutical segment. The Professional segment was removed from the Pharmaceutical segment as a result of the change in management reporting structure. Previous segment disclosures have been restated to reflect this presentation.

        The table below presents information about reported segments as of and for the three months ended October 31 (in thousands):


                                                             Dental
                           Consumer     Professional         Supply       OraTest      Nutraceuticals         Other          Total
Net revenues:
    2000                   $  3,721         $  1,137       $ 10,174      $     40            $  3,764      $      0       $ 18,836
    1999                      2,411            1,302          9,571            34               4,543         1,311         19,172
Income (loss) before
  income taxes:
    2000                      1,975               54             41        (2,409)                176      $      0           (163)
    1999                        691              (14)           118        (2,158)              1,228          (486)          (621)
Depreciation and
  amortization:
    2000                         19              241             69           248                 264      $      0            841
    1999                         11              241             75           243                 252           136            958
Total assets:
    2000                      3,381           10,136         11,655        15,930              37,165      $      0         78,267
    1999                      2,466           10,776         10,970        17,764              29,645         4,896         76,517

9.      COMMITMENTS AND CONTINGENCIES

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                           ZILA, INC. AND SUBSIDIARIES

FORWARD LOOKING INFORMATION

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company's control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Included among the factors affecting OraTest(R) are the FDA's ultimate decision regarding OraTest(R); the length and expense of the new clinical study and the FDA review process; the limitations on indicated uses for which OraTest(R) may be marketed; and, if approved, the market reception to OraTest(R) and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest(R). There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company's future results, please refer to the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 2000 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW:

        Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has five major operating groups: Consumer Pharmaceuticals, Professional Pharmaceuticals, OraTest(R) Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter and prescription products, including the Zilactin(R) family of over-the-counter products. The Professional Pharmaceuticals group includes Peridex(R) prescription mouth rinse, and Pro-Ties(TM), a bundling system for instrument sterilization. The OraTest(R) Products group includes OraTest(R), an oral cancer detection system, and the Dental Supply group includes Zila Dental Supply, a national distributor of professional dental supplies. The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal ("Inter-Cal") subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C(R) and the Palmettx(R) botanical line of products.

        On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. ("Procare"), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus. The purchase price was paid through the issuance of a note receivable, which was collateralized by the assets of Procare and was paid in full on November 10, 1999. The sale resulted in a $139,000 gain. Cygnus had revenue of approximately $193,000 and a net loss of $720,000 for the quarter ended October 31, 1999.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

        Total net revenues declined 1.7% to $18.8 million for the quarter ended October 31, 2000, compared to revenues of $19.2 million during the first quarter of the prior fiscal year. Excluding the first quarter revenues in the prior fiscal year for the Cygnus and the PracticeWorks divisions, both of which were sold in the prior fiscal year, net revenues increased 5.5%.

        Net revenues for Zila Dental Supply increased 6.3% to $10.2 million for the quarter ended October 31, 2000, compared to $9.6 million for the corresponding fiscal quarter in 1999. This increase was primarily due to an increase in internet sales and sales of full service supplies. Consumer Pharmaceuticals had net revenues of $3.7 million for the quarter ended October 31, 2000, a 54.3% increase over the $2.4 million recorded during the corresponding quarter last year. The increase was due primarily to an increase in sales of all of the Zilactin products. Net revenues for Professional Pharmaceuticals was $1.1 million, a decrease of 12.7% from $1.3 million during the prior year quarter. The decrease is related to a decline in sales of Peridex(R) caused by pricing pressures and substitutions made by pharmacists to generic brands. OraTest(R) products had net revenue of $40,000 for the quarter ended October 31, 2000, a 17.7% increase over the $34,000 recorded during the corresponding quarter last year. Sales of OraTest(R) increased in the United Kingdom during the current quarter. Net revenues for Inter-Cal for the quarter ended October 31, 2000, were $3.8 million, a 17.2 % decrease when compared to the $4.5 million for the corresponding 1999 fiscal quarter. The decrease is attributable to an overall slowdown in the domestic vitamin market. Inter-Cal's international sales increased 27% during the quarter ended October 31, 2000, as compared to the previous year's quarter due to improved economic conditions in their foreign markets.

        For the quarter ended October 31, 2000, cost of products sold was $10.1 million, a 6.5% increase from $9.5 million for the quarter ended October 31, 1999. Cost of products sold as a percentage of net revenues increased to 53.7% in the quarter ended October 31, 2000 from 49.6% in the quarter ended October 31, 1999. The increase for the quarter reflects primarily the growth of Zila Dental Supply as a percentage of total revenues, 54.0% for the quarter ended October 31, 2000, compared to 50.0% for the previous year quarter. Margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

        Cost of products sold as a percentage of net revenues for Zila Dental Supply stayed constant at 73.8% for the quarter ended October 31, 2000 when compared to the quarter ended October 31, 1999. Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals decreased slightly to 22.1% in the quarter ended October 31, 2000, from 22.6% in the quarter ended October 31, 1999. The decrease for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net revenues for Professional Pharmaceuticals increased to 23.3% for the quarter ended October 31, 2000 from 21.0% in the quarter ended October 31, 1999. The increase is due primarily to a reduction in the average sales price per case of Peridex(R) sold during the quarter related to increased pricing pressures from generic equivalents.

        Cost of products sold as a percentage of net revenues for Inter-Cal increased to 33.4% in the quarter ended October 31, 2000 from 26.7% in the quarter ended October 31, 1999. The increase was caused by the costs associated with the manufacturing of the new Palmettx(TM) botanical line of products as well as the duplicate overhead costs related to the move to the new manufacturing facility in Prescott, AZ during the quarter.

        The Company incurred selling, general and administrative expenses of $7.3 million, or 39.0% of net revenues during the first quarter of fiscal year 2001 compared to $8.7 million, or 45.3% of net revenue in the same period in fiscal 2000. The decrease for the quarter ended October 31, 2000, is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased marketing and selling costs related to the OraTest(R) product introductions in the United Kingdom and China, increased costs related to the expansion of the sales force and the service department at Zila Dental Supply, and increased selling expenses at Inter-Cal.

        Research and development expenses decreased $366,000, or 50.2%, from $730,000 in the first quarter of fiscal year 2000 to $364,000 for the same period in fiscal year 2001. The decrease was primarily due to a reduction in costs related to the Cygnus and PracticeWorks businesses and reduced expenses related to research at Inter-Cal.

        In the quarter ended October 31, 2000, the Company recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale.

        The Company recorded interest expense of $23,000 for the quarter ended October 31, 2000 compared to $129,000 in the same period of the previous year. The decrease was attributable to a reduction in debt obligations incurred during fiscal year 2001 as compared to the previous year period.

        Depreciation and amortization expenses decreased $117,000 from $958,000 in the first quarter of fiscal year 2000 to $841,000 for the same period in fiscal year 2001. The decrease is due primarily to the reduced costs associated with the sale of Cygnus and PracticeWorks businesses.

        In the three months ended October 31, 2000, the Company recorded no income tax benefit or expense, as its effective tax rate for the fiscal year is estimated to be at or near zero. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company's best current estimate of its effective rate. The effective tax rate could change significantly in future interim periods if there is a change in the Company's estimates because of (i) the proportion of non-deductible amortization of intangible assets in relation to pre-tax income (loss) for financial reporting purposes and (ii) the non-deductibility of foreign operating losses. In the quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value).

        For the quarter ended October 31, 2000, the Company had a net loss of $163,000 compared to a net loss of $51,000 for the quarter ended October 31, 1999. The decrease in profitability is primarily attributable to the recording of an income tax benefit in the prior year quarter with no corresponding benefit recorded in the current year quarter and because of the $310,000 impairment charge related to the writedown of the property.


LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 2000, the Company's primary sources of liquidity included cash and cash equivalents of $1.5 million and the bank line of credit discussed below. Working capital decreased slightly to $20.2 million at October 31, 2000 from $20.3 million at July 31, 2000, and the current ratio remained the same at 2.8.

        In February 1999, the Company increased its line of credit with Bank One Corporation to $9 million and extended the commitment period to December 1, 2000. Additionally, the interest rate was reduced to the prime rate (9.5% at October 31, 2000) plus .25%. At October 31, 2000, the Company had borrowings of $2.0 million against the line of credit. On December 1, 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including an interest rate equal to the prime rate (9.5% at December 1, 2000). Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At October 31, 2000, the Company was in compliance with such covenants.

        Net cash used in operating activities was $5.2 million during the quarter ended October 31, 2000, attributable to the net loss of $163,000 plus non-cash items of $1.2 million and changes in operating assets and liabilities totaling $6.2 million. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $1.2 million due to increased sales at Consumer Pharmaceuticals and extended payment terms offered by Inter-Cal during the quarter, (ii) an increase in inventory of $3.0 million related to the new Palmettx(TM) botanical line of products at Inter-Cal, and (iii) a decrease in accounts payable and accrued expenses of $1.9 million primarily due to vendor payments made during the quarter for inventory purchases.

        Net cash used in investing activities was $2.0 million due to manufacturing additions for the new Inter-Cal facility and the purchase of the patent and rights related to the Pro-Ties(TM) bundling system.

        The net cash provided by financing activities of $3.0 million was comprised of bank borrowings of $2.0 million, net borrowings of approximately $217,000 related to the financing of insurance policies, proceeds received from the exercise of warrants of $450,000 and $507,000 of bond proceeds received from the trustee related to the construction of the new Inter-Cal facility.

        At October 31, 2000, the Company had income tax net operating loss carryforwards of approximately $9.8 million, which expire in years 2007 through 2019.

        During the quarter ended October 31, 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of the facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until such time as the remaining invoices for building construction and new equipment are submitted for payment. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of October 31, 2000, carried interest rates of 4.65% and 6.70%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

        The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its level of operations and anticipated capital expenditures. The Company may require additional financing to support the production and future OraTest(R) clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurances that such funds will be available on terms acceptable to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company's financial results and conditions, primarily foreign currency exchange rates and interest rates on debt obligations. The Company transacts business in various foreign countries. Foreign currency exposures are primarily, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies could have a material adverse effect on the Company's results of operations.

        The Company is exposed to interest rate fluctuations on its Industrial Development Revenue Bonds and the line of credit with Bank One Corporation as the interest charged is based on variable rates. The Bonds bear interest based on a floating rate and adjusted weekly by Banc One Capital Markets. Interest on the outstanding balance of the line of credit is charged at the prime rate of Bank One. The Company does not trade in derivative financial instruments. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.


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



ITEM 2   CHANGES IN SECURITIES
         ---------------------
     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     Not Applicable.


ITEM 5.  OTHER INFORMATION
         -------------------

     Not Applicable.

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


Date: December 12, 2000                      By /s/Joseph Hines
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