Form 10-Q
period 2001-01-31
ZILA INC
filed 2001-03-19
CIK 827156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended January 31, 2001 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission file number 0-17521
                       --------------------------------------------------------

                                    ZILA, INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)

        Delaware                                               86-0619668
----------------------------                           ------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


5227 North 7th Street, Phoenix, Arizona                           85014
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code (602) 266-6700
                                                  -------------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At January 31, 2001, the number of shares of common stock outstanding was 43,446,150.

                                                                Exhibit Index 18
                                                                  Total pages 19

                                TABLE OF CONTENTS

                                                                                                         Page no.
                                                                                                         --------
PART   I     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

             Condensed consolidated balance sheets as of January 31, 2001 and July 31, 2000                 3

             Condensed consolidated statements of operations and comprehensive income (loss) for
             the three months and six months ended January 31, 2001 and 2000                                4

             Condensed consolidated statements of cash flows for the six months ended January 31,
             2001 and 2000                                                                                  5

             Notes to condensed consolidated financial statements                                          6-10

   Item 2.  Management's discussion and analysis of financial condition and results of operations         11-17

   Item 3.    Quantitative and qualitative disclosures about market risk                                    17

PART II.       OTHER INFORMATION

   Item 1.  Legal proceedings                                                                                17

   Item 4.  Submission of matters to a vote of security holders                                              18

             SIGNATURES                                                                                      19

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

ASSETS                                                                            January 31, 2001        July 31, 2000
                                                                                  ---------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    536,988         $  5,558,487
  Trade receivables - net                                                              10,433,138            9,893,587
  Inventories - net                                                                    17,143,037           13,204,137
  Prepaid expenses and other current assets                                             2,579,564            2,479,072
  Deferred income taxes                                                                   244,788              244,788
                                                                                     ------------         ------------
         Total current assets                                                          30,937,515           31,380,071
                                                                                     ------------         ------------

PROPERTY AND EQUIPMENT - net                                                           10,897,469            9,442,278
PURCHASED TECHNOLOGY RIGHTS - net                                                       5,382,755            5,600,975
GOODWILL - net                                                                         12,137,122           12,725,978
TRADEMARKS and OTHER INTANGIBLE ASSETS - net                                           12,531,541           12,423,632
CASH HELD BY TRUSTEE                                                                    1,377,282            2,928,001
OTHER ASSETS                                                                            3,765,284            3,210,524
                                                                                     ------------         ------------
TOTAL                                                                                $ 77,028,968         $ 77,711,459
                                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $  6,510,361         $  6,599,702
  Accrued liabilities                                                                   2,851,805            3,622,330
  Short-term borrowings                                                                 1,920,049               51,770
  Current portion of long-term debt                                                       751,247              776,866
                                                                                     ------------         ------------
         Total current liabilities                                                     12,033,462           11,050,668

LONG-TERM DEBT - net of current portion                                                 4,316,115            4,548,953
                                                                                     ------------         ------------
          Total liabilities                                                            16,349,577           15,599,621
                                                                                     ------------         ------------
COMMITMENTS AND CONTINGENCIES  (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value - authorized 2,500,000 shares, none issued
  Common stock, $.001 par value - authorized, 65,000,000 shares, issued
    43,641,150 shares (January 31, 2001) and 43,362,658 shares (July 31, 2000)             43,641               43,363
  Capital in excess of par value                                                       79,876,566           79,424,235
  Accumulated other comprehensive income                                                  100,966               71,666
  Deficit                                                                             (18,806,662)         (17,017,676)
  Less:  195,000 shares (January 31, 2001) and 135,000 shares (July 31, 2000)
  of common stock in treasury, at cost                                                   (535,120)            (409,750)
                                                                                     ------------         ------------
        Total shareholders' equity                                                     60,679,391           62,111,838
                                                                                     ------------         ------------

TOTAL                                                                                $ 77,028,968         $ 77,711,459
                                                                                     ============         ============

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
-------------------------------------------------------------------------------

                                                                Three months ended January 31,      Six months ended January 31,
                                                                ------------------------------     -------------------------------
                                                                   2001               2000             2001                2000
                                                                   ----               ----             ----                ----
NET REVENUES                                                    $ 18,557,361       $ 20,216,797     $ 37,393,596       $ 39,388,390
                                                                ------------       ------------     ------------       ------------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                           10,279,699         10,366,090       20,395,362         19,868,323
  Selling, general and administrative                              8,212,250          8,144,042       15,551,527         16,819,326
  Research and development                                         1,108,676            372,771        1,472,543          1,102,898
  Depreciation and amortization                                      880,509            849,080        1,721,898          1,807,396
  Impairment charge                                                                                      310,000
                                                                ------------       ------------     ------------       ------------
                                                                  20,481,134         19,731,983       39,451,330         39,597,943
                                                                ------------       ------------     ------------       ------------
(LOSS) INCOME FROM OPERATIONS                                     (1,923,773)           484,814       (2,057,734)          (209,553)
                                                                ------------       ------------     ------------       ------------
OTHER INCOME (EXPENSES):
  Interest income                                                     96,106             97,238          155,172            175,005
  Interest expense                                                  (143,540)           (44,712)        (166,517)          (173,831)
  Other income (expense)                                               9,776             (9,063)         (54,907)           (23,938)
  Gain on sale of assets                                                              4,519,915                           4,659,127
                                                                ------------       ------------     ------------       ------------
                                                                     (37,658)         4,563,378          (66,252)         4,636,363
                                                                ------------       ------------     ------------       ------------
 (LOSS) INCOME BEFORE INCOME TAXES                                (1,961,431)         5,048,192       (2,123,986)         4,426,810
INCOME TAX BENEFIT (EXPENSE)                                         335,000         (3,083,940)         335,000         (2,513,940)
                                                                ------------       ------------     ------------       ------------
NET (LOSS) INCOME                                               $ (1,626,431)      $  1,964,252     $ (1,788,986)      $  1,912,870
                                                                ============       ============     ============       ============

NET (LOSS) INCOME PER SHARE:
       BASIC                                                    $      (0.04)      $       0.05     $      (0.04)      $       0.05
                                                                ------------       ------------     ------------       ------------
       DILUTED                                                  $      (0.04)      $       0.05     $      (0.04)      $       0.05
                                                                ------------       ------------     ------------       ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
       BASIC                                                      43,423,899         41,961,935       43,388,570         41,636,741
       DILUTED                                                    43,423,899         42,343,965       43,388,570         42,025,649

NET LOSS                                                        $ (1,626,431)                       $ (1,788,986)
Other comprehensive (loss) income, net of tax
      Foreign currency translation adjustment                        (14,558)                             31,170
      Net unrealized loss on available-for-sale-securities              (620)                             (1,870)
                                                                ------------                        ------------
Other comprehensive (loss) income                                    (15,178)                             29,300
                                                                ------------                        ------------
COMPREHENSIVE LOSS                                              $ (1,641,609)                       $ (1,759,686)
                                                                ============                        ============


See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------

                                                                           Six months ended January 31,
                                                                           -----------------------------
                                                                              2001               2000
                                                                              ----               ----
OPERATING ACTIVITIES:
     Net (loss) income                                                     $(1,788,986)      $ 1,912,870
     Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                                       1,721,898         1,807,396
         Gain on sale of assets                                                               (4,659,127)
         Impairment of asset                                                   310,000
         Deferred income taxes and other                                      (309,089)        2,445,375
         Change in assets and liabilities:
             Receivables - net                                                (539,551)       (1,003,528)
             Inventories                                                    (3,938,900)          188,070
             Prepaid expenses and other assets                                (320,252)         (398,264)
             Accounts payable and accrued liabilities                         (887,366)        1,052,751
             Deferred revenue                                                   27,500           110,781
                                                                           -----------       -----------
               Net cash (used in) provided by operating activities          (5,724,746)        1,456,324
                                                                           -----------       -----------

INVESTING ACTIVITIES:
     Net purchases of property and equipment                                (2,335,265)         (855,047)
     Net proceeds from sale of assets                                                          7,749,927
     Purchases of intangible assets                                           (449,268)          (21,418)
                                                                           -----------       -----------
             Net cash (used in) provided by investing activities            (2,784,533)        6,873,462
                                                                           -----------       -----------

FINANCING ACTIVITIES:
     Net proceeds from short-term borrowings                                 1,868,279            97,646
     Net proceeds from issuance of common stock                                452,609            14,963
     Acquisition of treasury stock                                            (125,370)         (372,413)
     Cash released by trustee                                                1,550,719
     Principal payments on long-term debt                                     (258,457)       (5,248,063)
                                                                           -----------       -----------

             Net cash provided by (used in) financing activities             3,487,780        (5,507,867)
                                                                           -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (5,021,499)        2,821,918

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,558,487         5,770,970
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   536,988       $ 8,592,888
                                                                           ===========       ===========



CASH PAID FOR INTEREST                                                     $   145,452       $   147,285
                                                                           ===========       ===========

CASH PAID FOR INCOME TAXES                                                 $    89,686       $     --
                                                                           ===========       ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES FOR 2001 AND 2000:

     Income tax benefit attributable to exercise of common stock options                      $   250,000
                                                                                              -----------

     Conversion of Series A Convertible Redeemable Preferred stock                            $ 8,177,190
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


2.       NET (LOSS) INCOME PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share:

                                             For the three months ended              For the six months ended
                                                      January 31,                          January 31,
                                                2001              2000              2001                   2000
                                           -----------------------------------------------------------------------
Net (loss) income                          $ (1,626,431)      $  1,964,252       $ (1,788,986)      $    1,912,870

Average outstanding common shares            43,423,899         41,961,935         43,388,570           41,636,741
Basic net income (loss) per share          $      (0.04)      $       0.05       $      (0.04)      $         0.05

Diluted net (loss) income per share:
 Net (loss) income available for
       diluted earnings                    $ (1,626,431)      $  1,964,252       $ (1,788,986)      $    1,912,870

Average outstanding common shares
      from above                             43,423,899         41,961,935         43,388,570           41,636,741

Additional dilutive shares related to
      stock options and warrants                                   189,856                                 196,734

Additional dilutive shares related to
      convertible preferred stock                                  192,174                                 192,174

Average outstanding and potentially
      dilutive common shares                                    42,343,965                              42,025,649

Dilutive net (loss) income per share       $      (0.04)      $       0.05       $      (0.04)      $         0.05

         Since a loss was incurred for the quarter and six months ended January 31, 2001, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.


3.       INVENTORIES

         Inventories consist of the following:

                                           January 31,              July 31,
                                                2001                   2000
                                          ------------             ------------
Finished goods                            $  9,565,247             $  9,219,343
Raw materials                                7,768,838                4,168,834
Inventory reserves                            (191,048)                (184,040)
                                          ------------             ------------
                                          $ 17,143,037             $ 13,204,137
                                          ============             ============


4.       INCOME TAXES

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company's best estimate of its annual effective tax rate. In the six months ended January 31, 2001, the Company recorded a tax benefit of $335,000.

         In the prior year quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the six months ended January 31, 2000, the Company recorded income tax expense of $2,513,940, which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000.


5.       ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000, in the Nutraceuticals segment, to write down the carrying amount of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in March 2001.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued Issue No. 00-14, Accounting for Certain Sales Incentives. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for the Company in the fourth quarter of fiscal year 2001. The implementation of this consensus will require the Company to change the way it classifies certain sales incentives, which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates will be recorded as a reduction of net sales. The cost of free product will be recorded as a reduction of products sold.

         In addition, the EITF has added Issue No. 00-25 Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer to its agenda. This issue discusses the income statement classification of "trade spending" costs. The Company is in the process of analyzing the requirements of these pronouncements.


7.       SALE OF ASSETS

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

         On December 20, 1999, the Company, through its wholly-owned subsidiary Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties.

         The following unaudited pro forma information presents the condensed consolidated results of operations as if the sales had occurred as of the beginning of the six month period ended January 31, 2000 and does not purport to be indicative of what would have occurred had the sale been made as of that date.

                                                                        Six months ended
                                                                        ----------------
                                                                        January 31, 2000
                                                                        ----------------
                                                                         (in thousands)
                 Net revenues                                              $37,680

                 Operating income                                              360

                 Income before income taxes                                    832

8.       SEGMENT INFORMATION

         The Company is organized into five major product groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer which includes Zila Pharmaceuticals, Inc. and the Zilactin(R) line of products, Professional which includes Peridex(R) and Pro-Ties(TM), OraTest(R) products, Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply, and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Corporate overhead expenses have been combined with the OraTest(R) segment. The Dental Imaging and Dental Software businesses, sold in fiscal year 2000, are combined into the Other segment. Prior to August 1, 2000, the Consumer and Professional segment were combined and shown as the Pharmaceutical segment. The Professional segment was removed from the Pharmaceutical segment as a result of the change in management reporting structure. Previous segment disclosures have been restated to reflect this presentation.

         The table below presents information about reported segments as of and for the six months ended January 31 (in thousands):

                                                                     Dental
                                          Consumer    Professional   Supply      OraTest     Nutraceuticals  Other      Total

     Net revenues:
            2001                           $6,621        $2,644     $20,343     $    73          $ 7,713     $    0     $37,394
            2000                            5,685         2,643      19,670          62            9,620      1,708      39,388
     (Loss) income before Income taxes:
            2001                            3,145         (112)          35      (5,216)              24     $    0      (2,124)
            2000                            2,027           392         287      (5,045)           2,675      4,091       4,427
     Depreciation and
       amortization:
            2001                               40           541         139         449              553     $    0       1,722
            2000                               21           483         149         504              505        145       1,807
     Total assets:
            2001                            3,430        12,482      11,594      13,239           36,284         $0      77,029
            2000                            3,343        10,462      11,760      18,225           29,233        424      73,447



9.       COMMITMENTS AND CONTINGENCIES

         The Company and certain officers of the Company have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's common stock in violation of the federal securities laws. In February 2001, the parties entered into a settlement agreement. The settlement agreement is subject to court approval. If approved, Zila's insurers will pay the entire $5.75 million settlement amount and the litigation will be dismissed.

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


10.      SUBSEQUENT EVENT

         On February 5, 2001, the Company announced it had acquired the patent rights and Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit will be known as Innovative Swab Technologies, Inc. Zila paid approximately $2.4 million in a combination of stock and cash for the unit.

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

COMPANY OVERVIEW:

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has five major operating groups: Consumer Pharmaceuticals, Professional Pharmaceuticals, OraTest(R) Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter products, including the Zilactin(R) family of over-the-counter products. The Professional Pharmaceuticals group includes Peridex(R) prescription mouth rinse, and Pro-Ties(TM), a bundling system for instrument sterilization. The OraTest(R) Products group includes OraTest(R), an oral cancer detection system, and the Dental Supply group includes Zila Dental Supply, a national distributor of professional dental supplies. The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. ("Oxycal") and its Inter-Cal ("Inter-Cal") subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C(R) and the Palmettx(R) botanical line of products.

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

          On December 20, 1999, the Company, through its wholly-owned subsidiary, Integrated Dental Technologies, Inc. ("IDT"), completed the sale of substantially all of IDT's assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation ("InfoCure"), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price was held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure. The trustee released approximately $422,000 in January 2001.

          On February 5, 2001, the Company announced it had acquired the patent rights and Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit will be known as Innovative Swab Technologies, Inc. Zila paid approximately $2.4 million in a combination of stock and cash for the unit.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

         Total net revenues declined 8.2% to $18.6 million for the quarter ended January 31, 2001, compared to revenues of $20.2 million during the second quarter of the prior fiscal year. Excluding the second quarter revenues in the prior fiscal year for the PracticeWorks division of $398,000, which was sold in the prior fiscal year, net revenues decreased 6.4%.

         Net revenues for Zila Dental Supply increased slightly to $10.2 million for the quarter ended January 31, 2001, compared to $10.1 million for the corresponding fiscal quarter in 2000. This increase was primarily due to an increase in sales of full service supplies and internet sales. Consumer Pharmaceuticals had net revenues of $2.9 million for the quarter ended January 31, 2001, an 11.4% decline over the $3.3 million recorded during the corresponding quarter last year. The decrease was due primarily to a higher than normal level of sales for all of the Zilactin products in the prior year quarter. Also effecting sales for the second quarter of fiscal year 2001 were increased sales in the first quarter of fiscal year 2001 of $3.7 million, a 54.3% over the prior year quarter.

         Net revenues for Professional Pharmaceuticals were $1.5 million, an increase of 11.3% from $1.4 million during the prior year quarter. The increase was due primarily to approximately $483,000 of revenue generated from an agreement executed during the quarter, whereby the Company granted a customer the right to use it's technology related to Chlorhexidine Gluconate to produce a generic form of the product for distribution. Under the agreement, fees will be paid over four years. Sales of Peridex(R) declined 24.6% during the quarter caused by decreased demand due to pricing pressures and substitutions made by pharmacists with generic brands. During the quarter, Professional Pharmaceuticals began to ship Pro-Ties(TM), a bundling system for instrument sterilization.

         Net revenues for Inter-Cal for the quarter ended January 31, 2001, were $3.9 million, a 22.2% decrease when compared to $5.1 million for the corresponding 2000 fiscal quarter. The decrease is largely attributable to an overall slowdown in the domestic vitamin and food supplement markets and the affects of aggressive discounting programs in prior periods. Inter-Cal's international sales during the quarter were approximately equal to the previous year's quarter amount. OraTest(R) products had net revenue of $18,000 for the quarter ended January 31, 2001. No revenue was derived from OraTest(R) products in the corresponding quarter last year. Sales of OraTest(R) were made in the United Kingdom and China during the current quarter.

         For the quarter ended January 31, 2001, cost of products sold was $10.3 million, a slight decrease from the $10.4 million recorded in the quarter ended January 31, 2000. Cost of products sold as a percentage of net revenues increased to 55.4% in the quarter ended January 31, 2001 from 51.3% in the quarter ended January 31, 2000. The increase for the quarter reflects primarily the growth of Zila Dental Supply as a percentage of total revenues, 54.8% for the quarter ended January 31, 2001, compared to 50.0% for the previous year quarter. Margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 73.6% for the quarter ended January 31, 2001 when compared to the 74.8% recorded in the prior year quarter, primarily due to a decrease in vendor rebates. Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 24.5% in the quarter ended January 31, 2001, from 20.9% in the quarter ended January 31, 2000. The increase for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 32.8% for the quarter ended January 31, 2001 from 27.6% in the quarter ended January 31, 2000. The increase is due primarily to a reduction in the average sales price of Peridex(R) sold during the quarter related to increased pricing pressures from generic equivalents.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased to 39.6% in the quarter ended January 31, 2001 from 28.9% in the quarter ended January 31, 2000. The increase was caused by a change in the mix of products sold including the new Palmettx(TM) botanical line of products as well as an increase in costs related to the validation of the manufacturing equipment in the new facility during the quarter.

         The Company incurred selling, general and administrative expenses of $8.2 million consistent with the $8.1 million in the same period in fiscal 2000. Selling, general and administrative expenses as a percentage of net sales increased to 44.3% in the current fiscal quarter from 40.2% in the quarter ended January 31, 2000 due to the decrease in sales volume.

         Research and development expenses increased $736,000, or approximately 200%, from $373,000 in the second quarter of fiscal year 2000 to $1.1 million for the same period in fiscal year 2001. The increase is primarily due to increased costs related to the FDA-required clinical study associated with the Company's ongoing efforts to obtain FDA approval of OraTest(R).

         Depreciation and amortization expenses increased slightly to $881,000 in the second quarter of fiscal year 2001 from $849,000 for the same period in fiscal year 2000. The increase is due primarily to the increased depreciation of assets associated with Inter-Cal's new manufacturing facility.

         The Company recorded interest expense of $143,000 for the quarter ended January 31, 2001 compared to $45,000 in the same period of the previous year. The increase was attributable to increased bank borrowings and debt obligations incurred during the second quarter of fiscal year 2001 as compared to the previous year period.

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

         In the three months ended January 31, 2001, the Company recorded an income tax benefit of $335,000 as compared to an income tax expense of $3.1 million recorded in the same period of the prior year.

         For the quarter ended January 31, 2001, the Company had a net loss of $1.6 million compared to net income of $2.0 million for the prior year quarter. The decrease in profitability is primarily attributable to the decrease in sales at Inter-Cal and increased research and development expenses during the current quarter and the gain due to the sale of PracticeWorks assets in the prior year quarter.


SIX MONTHS ENDED JANUARY 31, 2001 AND 2000

         Total net revenues declined 5.1% to $37.4 million for the six months ended January 31, 2001, compared to revenues of $39.4 million for the six months ended January 31, 2000. Excluding the year-to-date revenues in the prior fiscal year for the PracticeWorks and Cygnus divisions of $1.7 million, which were sold in the prior fiscal year, net revenues decreased less than 1%.

         Net revenues for Zila Dental Supply increased 3.4% to $20.3 million for the six months ended January 31, 2001, compared to $19.7 million for the corresponding six months in 2000. This increase was primarily attributable to an increase in full-service operations and increases in internet sales. Consumer Pharmaceuticals had net revenues of $6.6 million for the six months ended January 31, 2001, a 16.5% increase over the $5.7 million recorded during the corresponding period last year. The increase was due primarily to increased sales of all of the Zilactin products due to the use of discount programs. Net revenues for Professional Pharmaceuticals stayed consistent at $2.7 million for the six months ended January 31, 2001 as compared to the prior year period. The current year period includes $483,000 of revenue generated from an agreement executed during the quarter, whereby the Company granted a customer the right to use it's technology related to Chlorhexidine Gluconate to produce a generic form of the product for distribution. Under the agreement, fees will be paid over four years.

         Net revenues for Inter-Cal for the six months ended January 31, 2001, were $7.7 million, a 19.8% decrease when compared to the $9.6 million for the corresponding period in fiscal year 2000. The decrease is attributable to an overall slowdown in the domestic vitamin market and promotional discounting in prior year periods. Inter-Cal's international sales decreased 7.2% to $2.7 million during the first six months of the current fiscal year as compared to the previous year amount as international customers have excess inventory levels.

         For the six months ended January 31, 2001, cost of products sold was $20.4 million, a 2.7% increase from $19.9 million for the six months ended January 31, 2000. Cost of products sold as a percentage of net revenues increased to 54.5% in the six months ended January 31, 2001 from 50.4% in the corresponding 2000 period. The increase for the period reflects primarily the growth of Zila Dental Supply as a percentage of total revenues, 54.4% for the six months ended January 31, 2001 compared to 49.9% for same period of the previous fiscal year. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for Zila Dental Supply decreased slightly to 73.7% for the six months ended January 31, 2001 from 74.3% for the six months ended January 31, 2000 primarily due to an increase in vendor rebate programs in the first quarter of fiscal 2001. Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 23.1% in the six months ended January 31, 2001, compared to 21.6% for the corresponding period in fiscal 2000. The increase for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 28.6% in the six months ended January 31, 2001, compared to 24.3% for the corresponding period in fiscal 2000. The increase is due primarily to a reduction in the average sales price per case of Peridex(R) sold during the period related to increased pricing pressures from generic equivalents.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased to 36.6% in the six months ended January 31, 2001 from 27.9% in the six months ended January 31, 2000. The increase was caused by costs associated with the manufacturing of the new Palmettx(TM) botanical line of products as well as the duplicate overhead, moving and equipment validation costs related to the relocation of the manufacturing equipment to the new facility during the period.

         The Company incurred selling, general and administrative expenses of $15.6 million, or 41.6% of net revenues during the first six months of fiscal year 2001 compared to $16.8 million, or 42.7% of net revenue in the same period in fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of revenue is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply's full service branches, increased selling and administrative costs related to the OraTest(R) international product launches, increased marketing and selling expenses at Inter-Cal and increased corporate legal, professional and insurance expenses.

         Research and development expenses increased $370,000 or 33.5%, from the $1.1 million incurred in the first six months of fiscal year 2000 to $1.5 million for the same period in fiscal year 2001. The increase was primarily due to an increase in expenses related to research and clinical activities associated with OraTest(R), partially offset by a reduction of costs incurred in the Cygnus and PracticeWorks businesses.

         Depreciation and amortization expenses decreased $85,000 from $1.8 million in the six months of fiscal year 2000 to $1.7 million for the same period in fiscal year 2001. The decrease is due primarily to the reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by the increase in the depreciation of assets associated with Inter-Cal's new manufacturing facility that were placed in service during the current six month period.

         In October 2000, the Company recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in March 2001.

         The Company recorded interest expense of $167,000 for the six months ended January 31, 2001 compared to $174,000 in the same period of the previous year. The decrease was attributable to decreases in debt obligations incurred during the current year period as compared to the previous year period.

         In the six months ended January 31, 2001, the Company recorded an income tax benefit of $335,000. The Company's effective tax rate for the six-month period is significantly lower than the statutory rate due primarily to the non-deductibility of foreign operating losses and non-deductible amortization of intangible assets. In the six months ended January 31, 2000, the Company recorded income tax expense of $2,513,940 which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value).

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2001, the Company's primary sources of liquidity included cash and cash equivalents of $537,000 and the bank line of credit discussed below. Working capital decreased slightly to $18.9 million at January 31, 2001 from $20.3 million at July 31, 2000, and the current ratio decreased to
2.6 at January 31, 2001 from 2.8 at July 31, 2000.

         On December 1, 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate ("the Index"), which was 8.5% at January 31, 2001. In the event the Company does not achieve certain operating results for any cumulative financial quarters, 0.25% will be added to the Index for the next fiscal quarter, however, in no event will the interest rate be greater than the Index plus 0.25%. In the event the Company's year-to-date operating results improve, the interest rate will be adjusted to be equal to the Index for the next fiscal quarter. As of January 31, 2001, the Company did not achieve the required operating results so the interest rate will be raised by 0.25%. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At January 31, 2001, the Company was in compliance with such covenants. At January 31, 2001, the Company had borrowings of $1.75 million against the line of credit. Subsequent to January 31, 2001, the Company borrowed an additional $1.75 million to fund the acquisition of National Healthcare Manufacturing Corporation made in February. (See Note 10 to the Condensed Consolidated Financial Statements).

         Net cash used in operating activities was $5.7 million during the six months ended January 31, 2001, attributable to the net loss of $1.8 million plus changes in operating assets and liabilities totaling $5.6 million partially offset by non-cash items of $1.7 million. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $540,000 related to certain legal fees which were paid by the Company but are expected to be reimbursed by an insurance company, (ii) an increase in inventory of $3.9 million related to the new Palmettx(TM) botanical line of products and other raw materials at Inter-Cal, and (iii) a decrease in accounts payable and accrued expenses of $887,000 primarily due to vendor payments made during the period for inventory purchases.

         Net cash used in investing activities was $2.8 million related to manufacturing additions for the new Inter-Cal facility, the purchase of the patent and other rights related to the Pro-Ties(TM) bundling system and patent filings for Inter-Cal.

         Net cash provided by financing activities of $3.5 million was comprised of bank borrowings of $1.7 million, net borrowings of approximately $217,000 related to the financing of insurance policies, proceeds received from the exercise of warrants and stock options of $453,000 and $1.5 million of bond proceeds received from the trustee related to the construction of the new Inter-Cal facility (as discussed further below). In addition, $125,000 was used to repurchase 60,000 shares of Zila common stock on the open market.

         At January 31, 2001, the Company had income tax net operating loss carryforwards of approximately $10.1 million, which expire in years 2007 through 2019.

         During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the "Authority") in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the "Bonds"), the proceeds of which were loaned to Oxycal for the construction of the facility. The Bond proceeds are being held by the trustee, Bank One, Arizona until such time as the remaining invoices for building construction and new equipment are submitted for payment. The Bonds consist of $3.9 million Series A and $1.1 million Taxable Series B which, as of January 31, 2001, carried interest rates of 4.75% and 5.90%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by Zila.

         The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its level of operations and anticipated capital expenditures. The Company will require additional financing to support the production and future OraTest(R) clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurance that such funds will be available on terms acceptable to the Company.

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


PART II - OTHER INFORMATION

ITEM 1.- Legal Proceedings

         The Company and certain officers of the Company have been named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint seeks damages in an unspecified amount on behalf of a class consisting of purchasers of the Company's securities from November 14, 1996 through January 13, 1999 for alleged violations of the federal securities laws. Specifically, the plaintiffs allege that in certain public statements and filings with the Securities and Exchange Commission the defendants made false or misleading statements and concealed material adverse information related to OraTest(R) that artificially inflated the price of the Company's common stock in violation of the federal securities laws. In February 2001, the parties entered into a settlement agreement. The settlement agreement is subject to court approval. If approved, Zila's insurers will pay the entire $5.75 million settlement amount and the litigation will be dismissed.

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a) The Company held its annual meeting of stockholders in Phoenix, Arizona on December 7, 2000. A total of 40,233,762 shares of Common Stock, 92.46% of the outstanding shares, were represented in person or by proxy.

         (b) The following six directors were each elected to a one-year term expiring in 2001:

                                                                   NUMBER OF SHARES
                       NAME                                FOR                      WITHHELD
                  Joseph Hines                         39,311,876                   921,886
                  Carl A. Schroeder                    39,406,935                   826,827
                  Michael S. Lesser                    39,340,919                   892,843
                  Curtis M. Rocca, III                 38,587,416                 1,646,346
                  Christopher D. Johnson               39,487,351                   746,411
                  Kevin J. Tourek                      39,396,175                   837,587

         (c) The Company's stockholders approved the selection of Deloitte & Touche LLP as auditors for the Company for its 2001 fiscal year as follows: 39,777,658 shares voted in favor; 277,933 shares voted against; and 228,171 shares abstained (including broker non-votes).

         (d) The Company's stockholders approved the amendment of the 1997 Stock Option Award Plan to increase the number of authorized shares under the Plan from 1,000,000 to 3,000,000 as follows:
                  11,845,732 shares voted in favor; 3,705,089 shares voted against; and 24,682,941 shares abstained (including broker non-votes).

         (e) The Company's stockholders approved the adoption of the Employee Stock Purchase Plan as follows: 13,708,745 shares voted in favor; 1,812,867 shares voted against; and

                  24,712,150 shares abstained (including broker non-votes).

ITEM 5.  OTHER INFORMATION

     Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 19, 2001                      By /s/Joseph Hines
     ----------------                        ---------------------------------
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