Form 10-Q
period 2001-04-30
ZILA INC
filed 2001-06-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________
FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2001 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                           to

Commission file number 0-17521

ZILA, INC

(Exact Name of Registrant as Specified In Its Charter)

Delaware	86-0619668

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona	85014

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (602) 266-6700

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      At April 30, 2001, the number of shares of common stock outstanding was 43,446,150.

Exhibit Index 20
Total pages 20

TABLE OF CONTENTS

		Page no.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) Condensed consolidated balance sheets as of April 30, 2001 and July 31, 2000	3

	Condensed consolidated statements of operations and comprehensive (loss) income for the three months and nine months ended April 30, 2001 and 2000	4

	Condensed consolidated statements of cash flows for the nine months ended April 30, 2001 and 2000	5

	Notes to condensed consolidated financial statements	6-11

Item 2.	Management’s discussion and analysis of financial condition and results of operations	11-18

Item 3.	Quantitative and qualitative disclosures about market risk	18

Part II	OTHER INFORMATION

Item 1.	Legal proceedings	19

	SIGNATURES	20

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	April 30, 2001	July 31, 2000

CURRENT ASSETS:

Cash and cash equivalents	$821,254	$5,558,487

Trade receivables —net	8,806,392	9,893,587

Inventories —net	18,504,116	13,204,137

Prepaid expenses and other current assets	2,727,054	2,723,860

Total current assets	30,858,816	31,380,071

PROPERTY AND EQUIPMENT —net	11,341,729	9,442,278

PURCHASED TECHNOLOGY RIGHTS —net	5,273,645	5,600,975

GOODWILL —net	13,008,182	12,725,978

TRADEMARKS and OTHER INTANGIBLE ASSETS —net	12,813,198	12,423,632

CASH HELD BY TRUSTEE		2,928,001

OTHER ASSETS	3,886,188	3,210,524

TOTAL	$77,181,758	$77,711,459

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$6,625,398	$6,599,702

Accrued liabilities	3,153,810	3,622,330

Short-term borrowings	6,289,532	51,770

Current portion of long-term debt	4,859,567	776,866

Total current liabilities	20,928,307	11,050,668

LONG-TERM DEBT —net of current portion	144,053	4,548,953

Total liabilities	21,072,360	15,599,621

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.001 par value —authorized 2,500,000 shares, issued 100,000 shares Series B Preferred Stock (April 30, 2001) and 0 shares (July 31, 2000)	462,500

Common stock, $.001 par value —authorized 65,000,000 shares, issued 43,641,150 shares (April 30, 2001) and 43,362,658 shares (July 31, 2000)	43,641	43,363

Capital in excess of par value	79,903,066	79,424,235

Accumulated other comprehensive income	134,933	71,666

Deficit	(23,899,622)	(17,017,676)

Less: 195,000 shares (April 30, 2001) and 135,000 shares (July 31, 2000) of common stock in treasury, at cost	(535,120)	(409,750)

Total shareholders’ equity	56,109,398	62,111,838

TOTAL	$77,181,758	$77,711,459

      See notes to condensed consolidated financial statements

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,

	2001	2000	2001	2000

NET REVENUES	$16,233,762	$19,422,777	$53,627,357	$58,811,167

OPERATING COSTS AND EXPENSES:

Cost of products sold	9,939,220	10,020,367	30,334,581	29,979,275

Selling, general and administrative	9,071,680	8,351,277	24,623,207	25,080,020

Research and development	1,148,820	379,535	2,621,364	1,482,434

Depreciation and amortization	903,949	841,893	2,625,847	2,649,290

Impairment charge			310,000

	21,063,669	19,593,072	60,514,999	59,191,019

LOSS FROM OPERATIONS	(4,829,907)	(170,295)	(6,887,642)	(379,852)

OTHER INCOME (EXPENSES):

Interest income	37,579	118,317	192,751	293,322

Interest expense	(191,957)	(20,400)	(358,474)	(194,231)

Other expense	(108,674)	(6,979)	(163,581)	(30,917)

Gain on sale of assets				4,659,127

	(263,052)	90,938	(329,304)	4,727,301

(LOSS) INCOME BEFORE INCOME TAXES	(5,092,959)	(79,357)	(7,216,946)	4,347,449

INCOME TAX (EXPENSE) BENEFIT	—	95,770	335,000	(2,418,170)

NET (LOSS) INCOME	$(5,092,959)	$16,413	$(6,881,946)	$1,929,279

NET (LOSS) INCOME PER SHARE:

BASIC	$(0.12)	$0.00	$(0.16)	$0.05

DILUTED	$(0.12)	$0.00	$(0.16)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC	43,446,150	43,271,080	43,401,455	42,175,534

DILUTED	43,446,150	43,819,995	43,401,455	42,489,219

NET LOSS	$(5,092,959)		$(6,881,946)

Other comprehensive income, net of tax

Foreign currency translation adjustment	28,597		59,767

Net unrealized gain on available-for-sale-securities	5,370		3,500

Other comprehensive income	33,967		63,267

COMPREHENSIVE LOSS	$(5,058,992)		$(6,818,679)

      See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended April 30,

	2001	2000

OPERATING ACTIVITIES:

Net (loss) income	$(6,881,946)	$1,929,279

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	2,625,847	2,649,290

Gain on sale of assets	—	(4,659,127)

Impairment of asset	310,000

Deferred income taxes and other	(331,178)	2,355,538

Change in assets and liabilities:

Receivables —net	1,087,195	(2,994,671)

Inventories	(5,092,835)	(1,476,507)

Prepaid expenses and other assets	(254,522)	(1,240,197)

Accounts payable and other liabilities	(442,825)	1,527,763

Net cash used in operating activities	(8,980,264)	(1,908,632)

INVESTING ACTIVITIES:

Purchases of property and equipment	(2,524,501)	(2,030,067)

Net proceeds from sale of assets	—	7,749,927

Net cash paid for acquisition	(1,849,418)	—

Purchases of intangible assets	(550,353)	(45,938)

Net cash (used in) provided by investing activities	(4,924,272)	5,673,922

FINANCING ACTIVITIES:

Net proceeds from short-term borrowings	6,237,762	(63,885)

Net proceeds from issuance of common stock	449,109	196,028

Acquisition of treasury stock	(125,370)	346,573

Cash released by trustee	2,928,001	(372,413)

Principal payments on long-term debt	(322,199)	(5,307,856)

Net cash provided by (used in) financing activities	9,167,303	(5,201,553)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,737,233)	(1,436,263)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,558,487	5,770,970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$821,254	$4,334,707

CASH PAID FOR INTEREST	$300,797	$167,685

CASH PAID FOR INCOME TAXES	$75,114	$86,650

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND

FINANCING ACTIVITIES:

Issuance of Series B Convertible Preferred Stock for acquisition	$462,500

Income tax benefit attributable to exercise of common stock options		$250,000

Conversion of Series A Convertible Redeemable Preferred stock		$8,787,191

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”), Zila Technologies, Inc., formerly Cygnus Imaging, Inc. (“Cygnus”), Zila Swab Technologies, Inc. dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). All significant intercompany balances and transactions are eliminated in consolidation.

In the opinion of management of Zila, Inc. and its subsidiaries (collectively referred to herein as “Zila” or the “Company”), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

On February 5, 2001, the Company announced it had acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies. Zila paid approximately $2.4 million in a combination of cash and preferred stock for the unit (See Note 8).

2.	NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted (loss) earnings per share:

	For the three months ended		For the nine months ended
	April 30,		April 30,

	2001	2000	2001	2000

Net (loss) income	$(5,092,959)	$16,413	$(6,881,946)	$1,929,279

Average outstanding common shares	43,446,150	43,271,080	43,401,455	42,175,534

Basic net income (loss) per share	$(0.12)	$0.00	$(0.16)	$0.05

Diluted net (loss) income per share:

Net (loss) income available for diluted earnings	$(5,092,959)	$16,413	$(6,881,946)	$1,929,279

Average outstanding common shares from above	43,446,150	43,271,080	43,401,455	42,175,534

	For the three months ended		For the nine months ended
	April 30,		April 30,

	2001	2000	2001	2000

Additional dilutive shares related to stock options and warrants		548,915		313,685

Average outstanding and potentially dilutive common shares		43,819,995		42,489,219

Dilutive net (loss) income per share	$(0.12)	$0.00	$(0.16)	$0.05

Since a loss was incurred for the quarter and nine months ended April 30, 2001, convertible preferred stock, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

3.	INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2001	2000

Finished goods	$11,076,398	$9,219,343

Raw materials	7,642,094	4,168,834

Inventory reserves	(214,376)	(184,040)

	$18,504,116	$13,204,137

4.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company’s best estimate of its annual effective tax rate. In the nine months ended April 30, 2001, the Company recorded a tax benefit of $335,000.

In the prior year quarter ended October 31, 1999, the Company recorded an income tax benefit of $820,000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). In the nine months ended April 30, 2000, the Company recorded income tax expense of $2,418,170, which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000.

5.	DEBT

On December 1, 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“the Index”), which was 7.5% at April 30, 2001. Under the line of credit loan agreement, the Company is required to comply with financial covenants based on certain financial ratios. At April 30, 2001, the Company had borrowings of $6.1 million against the line of credit. As of April 30, 2001, the Company was in default of the debt service coverage ratio.

On May 7, 2001, the Company and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the forbearance period contained in the First Loan Modification Agreement ended May 31, 2001, and the Agreement was amended and the forbearance period was extended to June 29, 2001.

The Company is currently negotiating with Bank One to enter into a Second Loan Modification Agreement (“the Agreement”) that will include a provision to waive the debt service covenant so that the Company will no longer be in default and will add certain new obligations that must be met by the Company. The Company believes an agreement will be reached with respect to the terms of the Agreement as both parties are negotiating in good faith. However, there is no assurance that an agreement between the parties can be reached or that the Agreement will be executed. In the event that the Agreement is not executed, the Company will be in default under the line of credit and as a result of the cross default provision in the First Loan Modification Agreement, will be in default of the building loan on the 7th Street location and Bank One may demand payment of all amounts due to them. Moreover, due to the cross default provision in the Reimbursement Agreement between Oxycal Laboratories, Inc. and Bank One, Arizona, dated March 1, 1999 related to the issuance of certain Industrial Development Revenue Bonds (the “Bonds”), of which the Company is a guarantor, Bank One will have the right to provide notice of default which would then cause the Company to be in default on the Bonds. The Company has reclassified the Bonds outstanding of $4.1 million from long-term debt to a current liability.

6.	ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000, in the Nutraceuticals segment, to write down the carrying amount of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale.

The building was sold in February 2001 for $1.35 million, of which $200,000 was paid at closing with the remaining $1.15 million receivable as a short-term note bearing interest at 5% per annum. The initial $200,000 investment received from the buyers was insufficient to qualify the transaction as a sale under the requirements of SFAS 66, “Accounting for Sales of Real Estate”. As a result, the transaction was recorded using the deposit method of accounting with the amount received from the buyers reflected as a customer deposit within accrued liabilities. On May 15, 2001, the sale was consummated upon receipt of the additional cash, and the then remaining balance of the short-term note of $310,000 was restructured and is due and payable on May 31, 2002 with interest at a rate of 10% to be paid monthly.

7.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued Issue No. 00-14, Accounting for Certain Sales Incentives. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The implementation of this consensus will require the Company to change the way it classifies certain sales incentives, which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates will be recorded as a reduction of net sales. The cost of free products will be recorded as a reduction of products sold.

In April 2001, the EITF issued Issue No. 00-25 Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer. The issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity (cooperative advertising). The issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

The consensus on EITF 00-14 and 00-25 will be effective for the Company in the third quarter of fiscal year 2002. The Company is in the process of analyzing the requirements of these pronouncements and the expected impact on the financial statements.

8.	CONVERTIBLE PREFERRED STOCK

On February 1, 2001, the Company issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of the Company’s common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law.

9.	SALE OF ASSETS

On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. (“Procare”), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus. The purchase price was paid through the issuance of a $4.0 million note receivable that was collateralized by the assets of Procare and matured and was paid in full on November 10, 1999. The net book value of the assets sold and liabilities assumed was $3.9 million. The sale resulted in a $139,000 gain.

On December 20, 1999, the Company, through its wholly-owned subsidiary Integrated Dental Technologies, Inc. (“IDT”), completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation (“InfoCure”), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties.

The following unaudited pro forma information presents the condensed consolidated results of operations as if the sales had occurred as of the beginning of the nine month period ended April 30, 2000 and does not purport to be indicative of what would have occurred had the sale been made as of that date.

Nine months ended
April 30, 2000

(in thousands)
Net revenues	$57,103

Operating income	188

Income before income taxes	944

10.   SEGMENT INFORMATION

The Company is organized into five major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional which includes Peridex®, Pro-Ties™, OraTest®, and the IST line of products; Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply; and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to the manufacturing facility for Zila Tolonium Chloride and the ongoing OraTest® clinical study have been combined with the Corporate segment. The Dental Imaging and Dental Software businesses, sold in fiscal year 2000, are combined into the Other segment. Prior to August 1, 2000, the Consumer and Professional segment were combined and shown as the Pharmaceutical segment. The Professional segment was removed from the Pharmaceutical segment as a result of the change in management reporting structure. Previous segment disclosures have been restated to reflect this presentation.

The table below presents information about reported segments as of and for the nine months ended April 30 (in thousands):

			Dental
	Consumer	Professional	Supply	Corporate	Nutraceuticals	Other	Total
Net revenues:

2001	$8,998	$3,633	$30,814	$0	$10,182	$0	$53,627

2000	8,489	3,941	29,817	0	14,856	1,708	58,811

(Loss) income before income taxes:

2001	3,505	(2,136)	(178)	(7,200)	(1,208)	$0	(7,217)

2000	2,989	(2,146)	319	(5,096)	4,185	4,096	4,347

Depreciation and amortization:

2001	60	850	213	648	855	$0	2,626

2000	32	1,155	226	332	759	145	2,649

Total assets:

2001	2,764	14,888	12,394	12,879	34,257	$0	77,182

2000	3,319	10,492	11,987	16,561	30,979	470	73,808

11.	COMMITMENTS AND CONTINGENCIES

The Company and certain officers of the Company were named as defendants in a consolidated

First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of the Company’s securities for alleged violations of the federal securities laws. The parties settled this matter without a material impact on the Company’s financial statements.

On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” The Commission is investigating whether (i) there were purchases or sales of securities of the Company by persons while in possession of material non-public information concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® NDA and whether the FDA would subsequently approve the NDA; (ii) such persons conveyed information regarding these matters to other persons who effected transactions in securities of the Company without disclosing the information; and (iii) there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning these matters. The Company does not believe it has violated any of the federal securities laws and is cooperating fully with the Commission in its investigation.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZILA, INC. AND SUBSIDIARIES

Forward Looking Information

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company’s control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) the Company’s failure to enter into a second modification agreement with respect to its line of credit with Bank One, (ii) the Company’s failure to maintain compliance with the covenants of its outstanding debt instruments, (iii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry, the dental supplies and equipment industry and the consumer oral care, OTC and prescription industries,

(iv) increased competition from current competitors and new market entrants, (v) adverse publicity regarding the industries where the Company markets their products, (vi) the Company’s dependence upon its ability to develop new products, (vii) the Company’s ability to gain or expand distribution within new or existing channels of trade, (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising or rebates, (ix) adverse changes in government regulations, (x) exposure to product liability claims, (xi) dependence on significant customers, (xii) the Company’s ability to keep and attract key management employees, (xiii) the Company’s inability to manage growth and execute its business plan, (xiv) sales and earnings volatility, (xv) volatility of the stock market, (xvi) the Company’s reliance on independent brokers to sell many of its products, (xvii) the inability of the Company to protect its intellectual property, and (xviii) a general downturn in the national economy as a whole.

Included among the factors affecting OraTest® are (i) the FDA’s ultimate decision regarding OraTest®; (ii) the length and expense of the new clinical study and the FDA review process; (iii) the limitations on indicated uses for which OraTest® may be marketed; and, (iv) if approved, the market reception to OraTest® and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest®. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company’s future results, please refer to the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2000 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

      Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has five major product groups: Consumer Pharmaceuticals, Professional Pharmaceuticals, OraTest® Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Professional Pharmaceuticals group includes Peridex® prescription mouth rinse, Pro-Ties™, a bundling system for instrument sterilization and the plastic molded products from Innovative Swab Technologies (“IST”). The OraTest® Products group (which is included in the Professional segment) includes OraTest®, an oral cancer detection system. The Dental Supply group includes Zila Dental Supply, a national distributor of professional dental supplies. The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal (“Inter-Cal”) subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx® botanical line of products.

      On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. (“Procare”), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus. The purchase price was paid through the issuance of a note receivable, which was collateralized by the assets of Procare and was paid in full on November 10, 1999. The sale resulted in a $139,000 gain.

      On December 20, 1999, the Company, through its wholly-owned subsidiary, Integrated Dental Technologies, Inc. (“IDT”), completed the sale of substantially all of IDT’s assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation (“InfoCure”), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties and is listed on the NASDAQ under the symbol INCX. Under the terms of the agreement, ten percent (10%) of the sales price was held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure. The trustee released approximately $422,000 in January 2001.

      On February 5, 2001, the Company acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies, Inc. Zila paid approximately $2.4 million in a combination of cash and preferred stock for the unit.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

      Total net revenues declined 16.4% to $16.2 million for the quarter ended April 30, 2001, compared to revenues of $19.4 million during the third quarter of the prior fiscal year.

      Net revenues for Zila Dental Supply increased slightly to $10.5 million for the quarter ended April 30, 2001, compared to $10.1 million for the corresponding fiscal quarter in 2000. This increase was primarily due to an increase in sales of full service supplies and internet sales. Consumer Pharmaceuticals had net revenues of $2.4 million for the quarter ended April 30, 2001, a 15.2% decline over the $2.8 million recorded during the corresponding quarter last year. The decrease was due, among other things, to a delay in receiving an adequate supply of the Zilactin® L products thereby causing an inability to fill certain customer orders during the period. This situation has now been rectified.

      Net revenues for Professional Pharmaceuticals (including sales of OraTest®) were $917,000, a decrease of 24.8% from $1.2 million during the prior year quarter. The decrease was due primarily to lower sales of Peridex® due to increased pricing pressures and substitutions of generic equivalents. In order to stimulate sales of its Professional Pharmaceutical products, in April 2001, the Company signed a contract with the Lanmark Group for telemarketing and fulfillment services for its new Pro-Series of products that are being marketed directly to dental professionals. Included in the revenues for Professional Pharmaceuticals for the current quarter are sales for the new IST division of $273,000 (excluding $227,000 of intercompany sales). OraTest® products had net revenue of $59,000 for the quarter ended April 30, 2001 as compared to $29,000 in the corresponding quarter last year. Sales of OraTest® during the current quarter were in the United Kingdom, Taiwan and China.

      Net revenues for Inter-Cal for the quarter ended April 30, 2001, were $2.5 million, a 52.8% decrease when compared to $5.2 million for the corresponding 2000 fiscal quarter. Inter-Cal’s international sales during the quarter decreased approximately 67% when compared to the previous year’s third quarter. The decrease is largely attributable to an overall slowdown in the domestic and foreign vitamin and food supplement markets and the affects of promotional discounting programs in prior periods.

      For the quarter ended April 30, 2001, cost of products sold was $9.9 million; a slight decrease from the $10.0 million recorded in the quarter ended April 30, 2000. Cost of products sold as a percentage of net revenues increased to 61.2% in the quarter ended April 30, 2001 from 51.6% in the quarter ended April 30, 2000. The increase for the quarter reflects primarily the growth of Zila Dental Supply as a percentage of total revenues, 64.5% for the quarter ended April 30, 2001, compared to 52.2% for the previous year quarter. Margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

      Cost of products sold as a percentage of net revenues for Zila Dental Supply increased slightly to 75.8% for the quarter ended April 30, 2001 when compared to the 74.3% recorded in the prior year quarter, primarily due to a change in product mix and that Zila Dental Supply had no increase in prices to customers even though the cost of products have increased from the manufacturers. Zila Dental Supply will be releasing its new catalog in June 2001 that will include some price increases.

      Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 25.9% in the quarter ended April 30, 2001, from 23.6% in the quarter ended April 30, 2000. The increase for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 48.9% for the quarter ended April 30, 2001 from 25.6% in the quarter ended April 30, 2000. The increase is due primarily to the addition of IST to the group during the quarter.

      Cost of products sold as a percentage of net revenues for Inter-Cal increased to 31.6% in the quarter ended April 30, 2001 from 26.1% in the previous year quarter. The increase was caused by a change in the mix of products sold including the new Palmettx™ botanical line of products.

      The Company incurred selling, general and administrative expenses of $9.1 million, or 55.9% of net revenues during the third quarter of fiscal year 2001 compared to $8.4 million, or 43.0% of net revenue in the same period in fiscal 2000. The increase is due primarily to increased legal and marketing expenses.

      Research and development expenses increased $769,000, or approximately 202.7%, from $380,000 in the third quarter of fiscal year 2000 to $1.1 million for the same period in fiscal year 2001. The increase is primarily due to increased costs paid to ILEX Oncology related to the FDA-required clinical study associated with the Company’s ongoing efforts to obtain FDA approval of OraTest®.

      Depreciation and amortization expenses increased slightly to $904,000 in the third quarter of fiscal year 2001 from $842,000 for the same period in fiscal year 2000. The increase is due primarily to the increased depreciation of assets associated with Inter-Cal’s new manufacturing facility.

      The Company recorded interest expense of $192,000 for the quarter ended April 30, 2001 compared to $20,000 in the same period of the previous year. The increase was attributable to increased bank borrowings and debt obligations incurred during the third quarter of fiscal year 2001 as compared to the previous year period.

      At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company’s best current estimate of its effective rate. The effective tax rate could change significantly in future interim periods if there is a change in the Company’s estimates because of (i) the proportion of non-deductible amortization of intangible assets in relation to pre-tax income (loss) for financial reporting purposes and (ii) the non-deductibility of foreign operating losses. In the three months ended April 30, 2001, the Company recorded no income tax benefit as compared to an income tax expense of $96,000 recorded in the same period of the prior year. The Company continually analyzes the reasonableness of its reserves against deferred tax assets. Should the Company continue to experience losses, additional allowances may be required.

      For the quarter ended April 30, 2001, the Company had a net loss of $5.1 million compared to net income of $16,000 for the prior year quarter. The decrease in profitability is primarily attributable to the decrease in sales and profitability at Inter-Cal and increased research and development expenses during the current quarter.

NINE MONTHS ENDED APRIL 30, 2001 AND 2000

      Total net revenues declined 8.8% to $53.6 million for the nine months ended April 30, 2001, compared to revenues of $58.8 million for the nine months ended April 30, 2000. Excluding the year-to-date revenues in the prior fiscal year for the PracticeWorks and Cygnus divisions of $1.7 million, which were sold in the prior fiscal year, net revenues decreased 6.1%.

      Net revenues for Zila Dental Supply increased 3.3% to $30.8 million for the nine months ended April 30, 2001, compared to $29.8 million for the corresponding nine months in 2000. This increase was primarily attributable to an increase in full-service operations and increases in internet sales. Consumer Pharmaceuticals had net revenues of $9.0 million for the nine months ended April 30, 2001, a 6.0% increase over the $8.5 million recorded during the corresponding period last year. The increase was due primarily to increased sales of all of the Zilactin products related primarily to the use of discount programs.

      Net revenues for Professional Pharmaceuticals (including sales of OraTest®) decreased 7.6% to $3.6 million for the nine months ended April 30, 2001 as compared to $3.9 million in the prior year period. The current year period includes (i) a one-time licensing fee of $499,000 generated from an agreement executed during the second fiscal quarter, whereby the Company granted a customer the right to use it’s technology related to Chlorhexidine Gluconate, the active ingredient in Peridex®, to produce a generic form of the product for distribution; and (ii) revenues for IST of $273,000 recorded in the current third quarter. Revenues for OraTest® products were $131,000.

      Net revenues for Inter-Cal for the nine months ended April 30, 2001, were $10.2 million, a 31.5% decrease when compared to the $14.9 million for the corresponding period in fiscal year 2000. The decrease is attributable to an overall slowdown in the domestic vitamin market and promotional discounting in prior year periods. Inter-Cal’s international sales decreased 22.8% to $3.1 million during the first nine months of the current fiscal year as compared to the previous year amount as international customers have experienced a similar slowdown.

      For the nine months ended April 30, 2001, cost of products sold was $30.3 million, a slight increase from $30.0 million for the nine months ended April 30, 2000. Cost of products sold as a percentage of net revenues increased to 56.6% in the nine months ended April 30, 2001 from 51.0% in the corresponding 2000 period. The increase for the period reflects primarily the growth of Zila Dental Supply as a percentage of total revenues, 57.4% for the nine months ended April 30, 2001 compared to 50.7% for same period of the previous fiscal year. Gross profit margins for Zila Dental Supply are lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

      Cost of products sold as a percentage of net revenues for Zila Dental Supply increased slightly to 74.4% for the nine months ended April 30, 2001 from 74.3% for the nine months ended April 30, 2000 primarily due to a change in the product mix as well as an increase in prices paid for merchandise in the current fiscal quarter. Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals decreased slightly to 21.4% in the nine months ended April 30, 2001, compared to 22.3% for the corresponding period in fiscal 2000. The increase for the quarter is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional

Pharmaceuticals increased to 32.4% in the nine months ended April 30, 2001, compared to 24.8% for the corresponding period in fiscal 2000. The increase is due primarily to the addition of IST to the group during the current quarter, which has a cost of products sold of 75.8%.

      Cost of products sold as a percentage of net revenues for Inter-Cal increased to 35.4% in the nine months ended April 30, 2001 from 27.2% in the nine months ended April 30, 2000. The increase was caused by costs associated with the manufacturing of the new Palmettx™ botanical line of products as well as the duplicate overhead, moving and equipment validation costs related to the relocation of the manufacturing equipment to the new facility during the period.

      The Company incurred selling, general and administrative expenses of $24.6 million, or 45.9% of net revenues during the first nine months of fiscal year 2001 compared to $25.1 million, or 42.6% of net revenue in the same period in fiscal 2000. The decrease in selling, general and administrative expenses is attributable to a reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply’s full service branches, increased selling and administrative costs related to the OraTest® international product launches, increased marketing and selling expenses at Inter-Cal and increased corporate legal expenses.

      Research and development expenses increased $1.1 million or 76.8%, from the $1.5 million incurred in the first nine months of fiscal year 2000 to $2.6 million for the same period in fiscal year 2001. The increase was primarily due to an increase in expenses related to research and clinical activities associated with OraTest®, partially offset by a reduction of costs incurred in the Cygnus and PracticeWorks businesses.

      Depreciation and amortization expenses decreased $23,000 from $2.6 million in the nine months of fiscal year 2000 to $2.6 million for the same period in fiscal year 2001. The decrease is due primarily to the reduction in costs related to the Cygnus and PracticeWorks businesses partially offset by the increase in the depreciation of assets associated with Inter-Cal’s new manufacturing facility that were placed in service during the current nine month period.

      In October 2000, the Company recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale (See Note 6).

      The Company recorded interest expense of $358,000 for the nine months ended April 30, 2001 compared to $194,000 in the same period of the previous year. The increase is attributable to increases in debt obligations incurred during the current year period as compared to the previous year period.

      In the nine months ended April 30, 2001, the Company recorded an income tax benefit of $335,000. In the nine months ended April 30, 2000, the Company recorded income tax expense of $2.4 million which is net of the income tax benefit of $820,000 recorded in the first quarter of fiscal year 2000 ($250,000 of which was attributable to the exercise of common stock options in prior years and therefore was credited to capital in excess of par value). The Company continually analyzes the reasonableness of its reserves against deferred tax assets. Should the Company continue to experience losses, additional allowances may be required.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2001, the Company’s primary sources of liquidity included cash and cash equivalents of $821,000 and the bank line of credit discussed below. Working capital decreased to $9.9 million at April 30, 2001 from $20.3 million at July 31, 2000, and the current ratio decreased to 1.5 at April 30, 2001 from 2.8 at July 31, 2000. The primary reason for the decrease is the reclassification of certain portions of long-term debt to a current liability as described below.

      On December 1, 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“the Index”), which was 7.5% at April 30, 2001. Under the line of credit, the Company is required to comply with financial covenants based on certain financial ratios. At April 30, 2001, the Company had borrowings of $6.1 million against the line of credit. As of April 30, 2001, the Company was in default of the debt service coverage ratio. On May 7, 2001, the Company and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the forebearance period contained in the First Loan Modification Agreement ended May 31, 2001, and the Agreement was amended and the forebearance period was extended to June 29, 2001.

      The Company is currently negotiating with Bank One to enter into a Second Loan Modification Agreement (“the Agreement”) that will include a provision to waive the debt service covenant so that the Company will no longer be in default and will add certain new obligations that must be met by the Company. The Company believes an agreement will be reached with respect to the terms of the Agreement as both parties are negotiating in good faith. However, there is no assurance that an agreement between the parties can be reached or that the Agreement will be executed. In the event that the Agreement is not executed, the Company will be in default under the line of credit and as a result of the cross default provision in the First Loan Modification Agreement, will be in default of the building loan on the 7th Street location and Bank One may demand payment of all amounts due to them. Moreover, due to the cross default provision in the Reimbursement Agreement between Oxycal Laboratories, Inc. and Bank One, Arizona, dated March 1, 1999 related to the issuance of certain Industrial Development Revenue Bonds (the “Bonds”), of which the Company is a guarantor, Bank One will have the right to provide notice of default which would then cause the Company to be in default on the Bonds. The Company has reclassified the Bonds outstanding of $4.1 million from long-term debt to a current liability.

      Net cash used in operating activities was $9.0 million during the nine months ended April 30, 2001, attributable to the net loss of $6.9 million plus changes in operating assets and liabilities totaling $4.7 million partially offset by non-cash items of $2.6 million. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in accounts receivable of $1.1 million related to lower sales volume and increased collection efforts (ii) an increase in inventory of $5.1 million related primarily to the new Palmettx™ botanical line of products and other raw materials at Inter-Cal, and (iii) a decrease in accounts payable and accrued expenses of $633,000 primarily due to vendor payments made during the period for inventory purchases.

      Net cash used in investing activities was $4.9 million related primarily to manufacturing additions for the new Inter-Cal facility and other capital purchases of $2.5 million, the purchases of the assets related to IST of $1.8 million and the purchase of the patent and other rights related to the Pro-Ties™ bundling system and patent filings for Inter-Cal of $550,000.

      Net cash provided by financing activities of $9.2 million was comprised of bank and other borrowings of $6.2 million, proceeds received from the exercise of warrants and stock options of $449,000 and $2.9 million of bond proceeds received from the trustee related to the construction of the new Inter-Cal facility (as discussed further below). In addition, $125,000 was used to repurchase 60,000 shares of Zila common stock on the open market.

      At April 30, 2001, the Company had income tax net operating loss carryforwards of approximately $17.1 million, which expire in years 2007 through 2019.

      During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Bonds, the proceeds of which were loaned to Oxycal for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona until such time as invoices for building construction and new equipment were submitted for payment. As of April 30, 2001, the trustee had released all the Bond proceeds. The Bonds consisted of $3.9 million Series A and $1.1 million Taxable Series B (of which $675,000 remains outstanding at April 30, 2001). As of April 30, 2001, the Bonds carried interest rates of 4.6% and 4.55%, respectively and have a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila guarantees the letter of credit.

      The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its current level of operations and anticipated capital expenditures. However, if the Company were not able to improve its financial performance, enter into an acceptable second modification agreement with Bank One or maintain compliance with the covenants of its outstanding debt instruments, the Company could be forced to, among other things, sell assets or raise capital in the equity markets on potentially unfavorable terms. The Company will require additional financing to support the production and future OraTest® clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurance that such funds will be available on terms acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk refers to the potential effects of unfavorable changes in certain prices and rates on the Company’s financial results and conditions, primarily foreign currency exchange rates and interest rates on debt obligations. The Company transacts business in various foreign countries. Foreign currency exposures are primarily, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies could have a material adverse effect on the Company’s results of operations.

      The Company is exposed to interest rate fluctuations on its Industrial Development Revenue Bonds and the line of credit with Bank One as the interest charged is based on variable rates. The Bonds bear interest based on a floating rate and adjusted weekly by Banc One Capital Markets. Interest on the outstanding balance of the line of credit is charged at the Index plus 3%. The Company does not trade in derivative financial instruments. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

Part II — Other Information

ITEM 1.- Legal Proceedings.

      The Company and certain officers of the Company were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of the Company’s securities for alleged violations of the federal securities laws. The parties settled this matter without a material impact on the Company’s financial statements.

      On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” The Commission is investigating whether (i) there were purchases or sales of securities of the Company by persons while in possession of material non-public information concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® NDA and whether the FDA would subsequently approve the NDA; (ii) such persons conveyed information regarding these matters to other persons who effected transactions in securities of the Company without disclosing the information; and (iii) there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning these matters. The Company does not believe it has violated any of the federal securities laws and is cooperating fully with the Commission in its investigation.

      The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      On December 1, 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“the Index”), which was 7.5% at April 30, 2001. Under the line of credit loan agreement, the Company is required to comply with financial covenants based on certain financial ratios. At April 30, 2001, the Company had borrowings of $6.1 million against the line of credit. As of April 30, 2001, the Company was in default of the debt service coverage ratio. On May 7, 2001, the Company and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the forbearance period contained in the First Loan Modification Agreement ended May 31, 2001, and the Agreement was amended and the forbearance period was extended to June 29, 2001.

      The Company is currently negotiating with Bank One to enter into a Second Loan Modification Agreement (“the Agreement”) that will include a provision to waive the debt service covenant so that the Company will no longer be in default and will add certain new obligations that must be met by the Company. The Company believes an agreement will be reached with respect to the terms of the Agreement as both parties are negotiating in good faith. However, there is no assurance that an agreement between the parties can be reached or that the Agreement will be executed. In the event that the Agreement is not executed, the Company will be in default under the line of credit and as a result of the cross default provision in the First Loan Modification Agreement, will be in default of the building loan on the 7th Street location and Bank One may demand payment of all amounts due to them. Moreover, due to the cross default provision in the Reimbursement Agreement between Oxycal Laboratories, Inc. and Bank One, Arizona, dated March 1, 1999 related to the issuance of certain Industrial Development Revenue Bonds (the “Bonds”), of which the Company is a guarantor, Bank One will have the right to provide notice of default which would then cause the Company to be in default on the Bonds. The Company has reclassified the Bonds outstanding of $4.1 million from long-term debt to a current liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5. OTHER INFORMATION.

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

Exhibit Number	Description

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA.

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA.

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila Inc. and Bank One Arizona, NA.

      (b)      Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2001	By:/s/Joseph Hines

Joseph Hines

President, Chairman of the Board

(Principal Executive Officer)

By:/s/Bradley C. Anderson

Bradley C. Anderson

Vice President and Chief

Financial Officer (Principal

Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA.

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA.

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA.