Form 10-K
period 2001-07-31
ZILA INC
filed 2001-10-23
CIK 827156

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

(Mark One)
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001
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

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.001 par value
(Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         At September 28, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $ 77,267,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

         At September 28, 2001, the number of shares of common stock outstanding was 43,653,727.

DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant’s 2001 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on page 15 of this Form 10-K.

PART I

Item 1. BUSINESS

General

         Zila, Inc., a Delaware corporation, is an international manufacturer and marketer of pharmaceutical, biomedical, dental, and nutraceutical products. The Company’s business is organized into four major product groups: Consumer Pharmaceuticals, Professional Products, Dental Supplies and Nutraceuticals. Unless the context otherwise indicates, the terms “Zila” and “Company” as used herein refer to Zila, Inc. and each of its subsidiaries.

         The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Consumer Pharmaceuticals Group operates under a wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc., a Nevada corporation.

         The Professional Products Group includes Peridex® prescription mouth rinse, Pro-Ties™, a bundling system for instrument sterilization, the Pro-Series line of specialty products marketed directly to dentists, OraTest®, an oral cancer diagnostic system and the plastic molded products from Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”), a wholly owned subsidiary of the Company. The Professional Products Group (excluding OraTest® and IST) operates under a wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc., a Nevada corporation. The OraTest® product is sold in Europe under a wholly owned subsidiary of the Company, Zila Limited, a United Kingdom company, and in other parts of the world through Zila, Inc.

         On February 5, 2001, the Company announced that it had acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation (“NHMC”), headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies. Zila paid approximately $2.3 million in a combination of cash and preferred stock for the unit.

         The Dental Supply Group operates through the Company’s wholly owned subsidiaries Bio-Dental Technologies Corporation, a California corporation, and Zila Technologies, Inc., formerly Cygnus Imaging Inc. (“Cygnus”), an Arizona corporation. Bio-Dental Technologies Corporation has two subsidiaries, Ryker Dental of Kentucky, Inc., a Kentucky corporation, which does business under the name Zila Dental Supply (“ZDS”) and is a national distributor of professional dental supplies, and Integrated Dental Technologies, Inc. (“IDT”), a California corporation that distributed PracticeWorks™ dental practice management software and is currently inactive.

         On October 28, 1999, Cygnus, a manufacturer and marketer of dental imaging products including digital x-ray systems and intraoral cameras, completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc. (“Procare”), of Scottsdale, Arizona for approximately $4.0 million.

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

         The Nutraceuticals Group includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its two subsidiaries, Inter-Cal Corporation, Inc, (“Inter-Cal”), an Arizona corporation, and Oxycal Export, Inc., a U.S. Virgin Islands corporation. Oxycal and its subsidiaries manufacture and distribute a patented and unique form of Vitamin C under the trademark Ester-C® and a line of botanical products that includes the Palmettx™ saw palmetto product.

         Financial information for each group or segment for each of the last three fiscal years is included in the Audited Consolidated Financial Statements and the notes thereto and have been restated to reflect the new segments.

         The Company’s principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and its telephone number is (602) 266-6700.

Products

Consumer Pharmaceuticals

The Zilactin® line includes six over-the-counter (“OTC”), non-prescription products: Zilactin®, Zilactin®-B, Zilactin®-L, Zilactin®-Lip, Zilactin® Baby and Zilactin® Toothache & Oral Pain Swabs. The Zilactin® products are used topically for the purposes described below:

•	Zilactin® — a pain relieving gel that forms a protective film for treating cold sores.

•	Zilactin®-B — Zilactin®-B is a medicated gel for canker sores combining benzocaine with the patented film-forming properties of Zilactin®. Zilactin®-B quickly controls the pain associated with canker sores while shielding them from the environment of the mouth.

•	Zilactin®-L — a liquid for treating cold sores.

•	Zilactin®-Lip — Zilactin®-Lip is positioned to be a premium-priced, more effective alternative to existing lip balms. Zilactin®-Lip prevents sun blisters and treats cold sores and dry, chapped lips.

•	Zilactin®-Baby — Zilactin®-Baby is a medication for teething pain. Zilactin®-Baby contains a higher level of benzocaine than competing products, and has a cool grape flavor. Unlike other teething gels, it does not contain saccharin or coloring dyes.

•	Zilactin® Toothache & Oral Pain Swabs - Zilactin® Toothache Swabs is a medication for toothaches, sore gums and pain from dentures and braces. Each single use, dry handle swab applicator is saturated with a unique formula containing 20 percent benzocaine.

The Zilactin® treatment composition is covered by a patent owned by the Company. This patent covers the composition and the film-forming properties of the product formula. See “Business — Patents and Trademarks.” Zilactin® and Zilactin®-B formulas incorporate these proprietary treatment compositions.

Zilactin® and Zilactin®-B are packaged as gels in .25 ounce plastic tubes. Zilactin®-L is a liquid packaged in a .25 ounce plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid. The gels contain an active ingredient that forms a thin, transparent, pliable film, which holds the active ingredient against the affected tissue and keeps the affected area clean. The film can last up to six hours inside the mouth, a feature that makes the formulation suitable for a variety of dental applications. Zilactin®-Baby is packed in a .33 ounce tube while the Zilactin® Toothache & Oral Pain Swabs package contains 8 single use swabs.

In addition to its over-the-counter applications, Zilactin® is being used by dentists to treat patients with canker sores and other oral mucosal ulcers or lesions, and has been evaluated in

Dental schools at selected major universities. The Company believes that superior efficacy and targeted marketing efforts are the reasons that independent pharmacist research studies reported that Zilactin® was the number one OTC product pharmacists recommend for treating canker sores and cold sores in fiscal year 2001. The Company is exploring the development of new products, including the addition of other medications into the dry handle swab vehicle, and additional products in oral care.

Professional Products

- Peridex®	Peridex® is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis. The active ingredient in Peridex® is 0.12% chlorhexidine gluconate. Peridex® was the first rinse to receive the American Dental Association seal for reduction of plaque and gingivitis. Peridex® effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone. The Company acquired the Peridex® product line from The Procter & Gamble Company in November 1997.

- Pro-Series	The Pro-Series line includes five specialty products marketed directly to medical and dental professionals: Pro-Ties™, Pro-Wash™, Pro-Scrub™, Pro-Ester-C™ and Pro-Swab™

	•	Pro-Ties™ — a bundling system for instrument sterilization. Made of medical grade silicon that withstands all types of sterilizers and are available in 4 attractive colors.

	•	Pro-Wash™ — a hand washing liquid for healthcare professionals containing .75% chlorhexidine gluconate. Available in 16-ounce pump containers and 1 gallon refills.

	•	Pro-Scrub™ — a hand washing liquid for healthcare professionals containing 2.00% chlorhexidine gluconate that provides more protection against infection than gloves alone. Available in 16-ounce pump containers and 1 gallon refills.

	•	Pro-Ester-C® — a patented and unique form of vitamin C used to promote healthy teeth and gums. Sold in bottles containing 45 tablets, each with 1000 mg of vitamin C with calcium, Pro-Ester-C® is readily absorbed and gentle on the stomach.

	•	Pro-Swabs™ — a topical, anesthetic swab medication used for pre-injection or post-procedural pain relief. Each single use, dry handle swab applicator is saturated with a unique formula containing 20 percent benzocaine and is alcohol free.

- IST Products	IST manufactures three sizes of dry handled swab applicators for both OEM customers and for divisions of the Company. In addition, IST manufacturers it own brand of disposable probe covers (plastic sheaths used with electronic thermometers) sold into healthcare distribution channels and manufactures custom probe covers for OEM customers.

- OraTest®	The OraTest® product, a diagnostic adjunct for oral cancer and site delineation for biopsy and surgical excision, is a chair-side oral rinse or swab that can be administered by either a medical practitioner or dentist. OraTest® contains the active ingredient Zila® Tolonium Chloride, a staining agent, that will adhere to specific cell types within the mouth that are abnormal and that may not be visible to physicians or dentists. The product has been approved for distribution in the United Kingdom, Australia, Taiwan, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, China, Bermuda and the Bahamas. Currently, OraTest® is being marketed in the U.K., Greece, Bahrain, China and Taiwan. The Company is currently funding a Phase III clinical study to support its application for approval of the OraTest® product in the United States by the Food and Drug Administration (the “FDA”).

According to the American Cancer Society, 30,100 new oral, nasopharyngeal and laryngeal cancers will be diagnosed and approximately 7,800 oral cancer related deaths will occur in the U.S. in 2001. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. In most people diagnosed with oral cancer, the disease has metastasized, resulting in a poor prognosis because the usual method of detecting the disease is a visual examination. Those who do survive frequently undergo significantly disfiguring surgery. When oral cancer is detected early, survival rates are as high as 80%; detected late the survival rate plummets to 18%.

Dental Supplies	Zila Dental Supply is a national distributor of professional dental supplies and equipment, carrying brand names such as Eastman Kodak, Dentsply, Sybron/Kerr and 3M. Most of Zila Dental Supply’s sales are through direct mail, an outside sales force, telemarketing and the Internet.

Zila Dental Supply distributes over 29,000 consumable supplies and small equipment as well as a select group of large items of dental equipment, such as compressors, sterilizers, dental lights and chairs in limited geographical markets and represents the products of over 600 dental manufacturers. The Company believes that these products constitute the vast majority of supplies used in the day-to-day operations of a dental practice. For example, Zila Dental Supply carries a broad line of dental alloys, x-ray film, composite filling materials, impression materials, gloves, diamond and carbide cutting instruments, anesthetics, asepsis and infection control products, hygiene and surgical instruments, and a variety of other widely used items.

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

Nutraceuticals

- Ester-C®	Oxycal, located in Prescott, Arizona, manufactures a patented and unique form of Vitamin C under the trademark Ester-C®. Inter-Cal Corporation, an Oxycal subsidiary, distributes its products. Products manufactured with Ester-C® nutritional ingredients are sold throughout the U.S. and in over 41 countries worldwide. Inter-Cal requires its customers to display the federally registered Ester-C® logo on their packaging. Opportunities for Ester-C® nutritional ingredients exist among topical applications (such as skin creams), chewable vitamins, nutrition bars, sport drinks, food fortification, etc. Oxycal holds two patents on certain compositions and methods for administering vitamin C and therapeutically active compounds and one patent on a stable liquid form of mineral ascorbate. Sales of Ester-C® accounted for 19.1% of the Company’s total revenues.

Ester-C® Topical Concentrate, a liquid formulation for skin care products, provides a stable form of Vitamin C that penetrates to the collagen-producing layers of the skin without chemicals. Ordinary Vitamin C is quite unstable in water, the basis of most health and beauty care products, and does not last long enough for the skin to reap the benefits of Vitamin C. Ester-C® Topical Concentrate is non-acidic and free of chemical esters. Ester-C® Chelated Mineral Blend provides the benefits of supplemental Vitamin C for animals. Ester-C®® Beverage Grade mineral ascorbate is characterized by a uniform particle size and shape that blends easily into formulations for vitamin and sports drinks, chewable tablets and other products where delivery and dispersibility are important.

-Palmettx™	Palmettx™, a standardized extract of the saw palmetto plant that retains high concentrations of the active phytosterol components and is extracted without chemicals, toxic solvents or excessive heat. Saw Palmetto extract is used to reduce the symptoms associated with glandular swelling in patients with Benign Prostatic Hyperplasia (BPH), a problem that affects as much as 50% of the male population by the age of 60 years. Inter-Cal produces Palmettx™ using a proprietary supercritical carbon dioxide (CO2) fluid bioprocess method, PureXtrax™, which extracts botanicals naturally, without solvents such as hexane and alcohol. The process is non-hazardous to the environment, and the Company believes it assures the highest product integrity, superior storage stability and virtual elimination of all enzymes, microorganisms, viruses, molds and spores. Inter-Cal currently provides many forms of saw palmetto to its customers, from whole berries to high phytosterol-content super critically extracted oils.

Marketing

Consumer Pharmaceuticals

- Strategy for OTC Products	The Company’s Pharmaceuticals Group employs three strategies to market its Zilactin® family of products:

• Build Consumer Awareness - build consumer awareness of the OTC products through focused efforts like targeted advertising and direct mail sampling.

• Professional Education - educate several key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings and attending medical conventions. During fiscal year 2001, the Company participated in over thirty meetings geared to dental, pharmacy and medical professionals. At these meetings, Company representatives have an opportunity to interact with and distribute information to thousands of interested health professionals.

• Trade Participation - participate in retailer-driven activities designed to make its OTC products available at more outlets and to offer value to consumers at the retail store level.

Professional Products

- Peridex®	During fiscal year 2001, Peridex® was marketed to healthcare professionals and pharmacists with extensive support from Omnii Products of Palm Beach, Inc., (“Omnii”), a national dental profession sales and distribution organization. Omnii has a growing national network of field sales representatives with excellent coverage of dental professionals.

Additionally, Omnii representatives call upon the nation’s 54 dental and 200 hygiene schools, as well as managed care organizations, pharmacists and wholesalers, to reinforce support for Peridex® and Zila’s other brands.

- Pro-Series	In April 2001, the Company signed a contract with the Lanmark Group for telemarketing and fulfillment services for its new Pro-Series line of products. Lanmark markets the products directly to dental professionals.

- OraTest®	During fiscal 2001, the Company, through it’s wholly owned subsidiary, Zila Limited, contracted with Quedos Dental (Sales) Ltd. to provide a sales force to sell OraTest® products under the OraTest® name in the U.K. Additionally, Zila Limited has contracted with CPG Holdings Ltd, a third party fulfillment organization, to warehouse and ship OraTest® products throughout the European Union and other selected countries. The Company currently sells OraTest® through distributors in China, Taiwan and Greece.

- IST Products	IST markets its swab products to a variety of OEM accounts in the dental, medical and cosmetic industries using independent sales representatives and its own in-house employees. Probe covers are sold through local, regional and national distributors and buying groups.

Dental Supplies

Zila Dental Supply markets its products directly to the end user primarily by direct mail, an outside sales force, trade shows, telemarketing and its website. Zila Dental Supply believes it delivers to its customers the best value in the dental supply business by providing competitive prices on dental supplies while providing excellent customer service. Its award-winning catalog provides a comprehensive reference of the top-selling products available to the dentist. Every month customers receive a special sale flyer that offers significant savings and highlights many manufacturers’ specials.

Nutraceuticals

Oxycal’s manufacturing and marketing division, Inter-Cal Corporation, supports its value-added Ester-C® products and its Palmettx™ branded saw palmetto products with a multi-million dollar advertising program designed to increase brand awareness among consumers, provide consumer education, and support its customer base of marketers and manufacturers. Inter-Cal promotes the patented Ester-C® ingredient on behalf of more than one hundred manufacturers and marketers of finished Ester-C® products. National radio advertising with targeted print advertising is utilized in the United States, Canada and the United Kingdom. With the help of the advertising, Ester-C® is transitioning from being a product sold primarily in natural food outlets to one with more name recognition and with more broad-based availability in mass market, food and chain stores. International sales activities are managed by local distributors and are encouraged by advertising assistance programs.

Manufacturing and Supply

Consumer Pharmaceuticals

- Zilactin®	The Company employs a network of manufacturers to produce and package all of its products within the Group. The following is a breakdown by product line.

Arizona Natural Resources of Phoenix, Arizona manufactures the Zilactin® line of products, and Ivers Lee Corporation, dba Sharp of West Caldwell, New Jersey manufactures all Zilactin® sample packets. The Company, through IST, manufactures the Zilactin® Toothache and Oral Pain Swabs. The Company places orders with each supplier based on its anticipated needs for the products. Secondary suppliers are maintained as alternate supply sources, and are an integral part of the Company’s strategy to maintain its product pipeline.

Professional Products

- Peridex®	Xttrium Laboratories, Inc. (“Xttrium”) of Chicago, Illinois is the primary manufacturer of Peridex®. Peridex® was manufactured by Procter & Gamble through June 1998.

- Pro-Series	Hi-Tech Rubber, Inc. of Anaheim, California, manufactures Pro-Ties™. Xttrium manufactures Pro-Scrub™ and Pro-Wash ™. Pro-Ester-C®™ is encapsulated and bottled by Natrol, Inc. of Chatsworth, California. The Company, through IST, produces and packages Pro-Swabs™.

- OraTest®	Fleet Laboratories Ltd. of Watford, Herts, United Kingdom (“Fleet”), produces and packages the OraTest® product for distribution in the U.K. and for sale to other selected countries. The Company has identified a U.S. location with the capacity to manufacture the OraTest® rinse kits and swabs domestically.

In order to ensure an available and stable supply of Zila® Tolonium Chloride, the world’s only pharmaceutical grade tolonium chloride and the active ingredient in the OraTest® product, the Company established its own manufacturing facility as no other pharmaceutical grade of tolonium chloride existed. The facility is certified as an approved facility for the manufacture of Zila® Tolonium Chloride under federally regulated Good Manufacturing Practices (GMP) standards, assuring the pharmaceutical-grade quality required.

-IST Products	All IST products are manufactured at its Antioch, Illinois location.

Dental Supplies

Zila Dental Supply distributes products from over 600 manufacturers.

Nutraceuticals

Ester C® products are manufactured at Oxycal’s Prescott, Arizona location. Palmettx™ oil products are manufactured by John I. Haas, Inc. in Yakima, Washington. Saw Palmetto Products Inc. of Indiantown, Florida provides the Palmettx™ powder products.

Competition

All industries in which the Company sells its products are highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products that may compete with the Company’s products. The pharmaceutical industry is characterized by extensive and ongoing research efforts that may result in development by other companies of products comparable or superior to any that are now on the market, including those sold by the Company.

Consumer Pharmaceuticals

- Zilactin®	Numerous products exist for treatment of cold sores and canker sores, including the following products: Orajel by Del Pharmaceuticals, Inc., Abreva by GlaxoSmithKline, Anbesol by Whitehall Labs, Herpecin-L by Chattem, Inc., and Carmex by Carma Lab, Inc. Based upon clinical studies, consumer research and comments received by the Company from physicians and dentists, management believes that its products provide more effective symptomatic relief of cold sores and canker sores than the treatments of the Company’s current competitors.

Professional Products

- Peridex®	Peridex® competitors include generic versions and name brands such as Periogard, made by Colgate Oral Pharmaceuticals. Many of the competitors possess greater financial resources than the Company. However, the Company believes that Peridex’s® reputation as the “gold standard” of prescription antibacterial oral rinse within the dental profession and its relationship with Omnii Products as its distributor to professionals should allow the Company to continue to compete effectively in the healthcare professional marketplace.

- Pro-Series	Pro-Ties™ is a proprietary product with no known significant competition. The other Pro-Series products have category specific competition coming from other healthcare organizations.

- OraTest®	Because of the special chemicals required to manufacture an oral cancer detection product such as OraTest®, there are no known competitors to the OraTest® product. The conventional method of using visual examinations by medical personnel to detect oral cancer is still a widely accepted practice.

Zila® Tolonium Chloride is the active ingredient in OraTest®. Zila® Tolonium Chloride is the world’s only pharmaceutical grade tolonium chloride produced in compliance with FDA current GMP regulations. Zila® Tolonium Chloride and its technology are protected by issued and pending patents. See also Item 1. “Business — Patents and Trademarks”.

- IST Products	The swab products compete with a variety of other product delivery systems, including some that utilize swabs as part of their configuration. The unique IST dry handle swab product provides a clean and convenient product that is patented and is supported by a fusion plastic molding process allowing low cost production of the key molded components.

Dental Supplies

Zila Dental Supply competes with approximately 200 dental supply dealers and mail order supply houses in the United States, some of which have significantly greater financial resources than the Company. Zila Dental Supply’s sales make up less than 2% of the total domestic market for dental supplies. Zila Dental Supply’s position with respect to its competitors is difficult to determine since most of the companies are privately-held and do not disclose financial information. However, the Company believes that approximately 60 percent of the market is dominated by two public companies: Patterson Dental Company and Henry Schein, Inc.

Nutraceuticals

- Ester-C®	Within the Vitamin C market, the Company’s competitors include all other Vitamin C manufacturers, such as Roche and Takeda. Many of the Company’s competitors, particularly those in markets other than the health food and vitamin store market, have substantially greater financial resources than the Company. The Company believes that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other producers of Vitamin C because of the positive attributes of its Ester-C® product, high customer-order fill rate, strong distribution network, and advertising and promotional support.

- Palmettx™	The major competitor for supercritical carbon dioxide (CO2) extracted saw palmetto products is Indena, an Italian based company. Other competitors include US Nutraceuticals, Saw Palmetto Berry Coop and Bio-Botanicals. The Company believes that Oxycal’s commitment to its customer base through its large saw palmetto product offerings and consistently high levels of customer service, commitment to quality and providing safe, efficacious products that instill consumer confidence keeps it competitive in an extremely dynamic marketplace.

Licensing

Professional Products
- Peridex®	On January 30, 2001, the Company signed an agreement with Xttrium whereby the Company granted Xttrium the right to use its technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a generic form of the product for distribution. In addition, the Company granted Xttrium the right to use its technology related to chlorhexidine gluconate to produce Pro-Scrub™ and Pro-Wash™.

- OraTest®	In 1991, the Company acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest® product. The Company is obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest® product. During the 1995 fiscal year, the Company entered into a licensing agreement pursuant to which Stafford-Miller Ltd. (a division of Block Drug Company, Inc.) (“Block”) was given the right to distribute the OraTest® product under the name OraScreen™ in certain markets not previously pursued by the Company. The Company received royalties from Block equal to a set percentage of the net sales of OraScreen™ by Block. This agreement was terminated in December 1999.

In August 1998, the Company entered into a five year distribution and manufacturing license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval, market and manufacture the OraTest® product in Japan.

In June 2001, the Company contracted to supply Zila® Tolonium Chloride to Denfotex Limited of the United Kingdom, for worldwide use in photo-activated disinfections in the tooth structure. Denfotex will sell, directly and through third party dental product distributors, both a unit dose of Zila® Tolonium Chloride and a laser delivery system. Zila will charge Denfotex for the material supplied and will receive a royalty on each laser unit sold.

Governmental Regulation

General	The Company’s operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of its products. The Company devotes significant time, effort and expense addressing the extensive government regulations applicable to its business, and in general, the trend is towards more stringent regulation. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices” established by the FDA. Compliance with current good manufacturing practices requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both the Company’s manufacturing facilities and its contract manufacturing plants and laboratories to assure compliance. The FDA may request a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect the Company’s business and results of operations.

In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of its products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that any clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical product in one country does not assure that such product will be approved in another country. The Company is also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products that the Company plans to introduce into the market are “new drugs” or “new devices,” those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law, which permits the dispensing pharmacist to substitute a generic drug, if available for the prescribed brand name product.

As a responsible manufacturer, the Company is alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of its OTC products to maintain compliance with these regulations, a possibility facing competitive products as well.

Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of federal, state and local laws and regulations. Concern for maintaining compliance with federal, state, local and foreign regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the Company’s consolidated financial position, results of operations or cash flows.

- Zilactin®	Zilactin® is marketed by the Company as a treatment for the symptomatic relief of canker sores (oral mucosal ulcers and lesions) and cold sores. The Company is not required to file a New Drug Application (“NDA”) covering these uses of Zilactin®.

The FDA’s regulation of most of the OTC drug products in the United States (such as Zila’s Zilactin® family of products) has not been finalized. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

- OraTest®	In 1994, the FDA approved an Investigational New Drug Application (“IND”) for the Company’s OraTest® product. In November 1998, the FDA notified the Company that the OraTest® NDA was being given “priority review,” which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA’s Oncologic Drugs Advisory Committee (the “Committee”) met to review the OraTest® NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in several meetings at the agency in 1999 and 2000.

On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest® NDA that prevented the FDA from approving the product at that time. The FDA’s letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, the Company contracted with ILEX™ Oncology Services, Inc. (“ILEX”), a wholly-owned subsidiary of ILEX™ Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company’s pursuit of regulatory approval for the OraTest® product. In August 2000, the Company received FDA authorization to proceed with a new Phase III clinical study.

The Company received regulatory approval to market the OraTest® product in Australia in 1993. Approval to market the OraTest® product in certain Caribbean countries and Hungary has also been received. The Medicines Control Agency (“MCA”), which is the regulatory authority in the U.K., has also granted approval for the OraTest® rinse product to be marketed in the U.K.

In January 1998, Zila submitted a Mutual Recognition Procedure (“MRP”) application through the MCA for regulatory approval of OraTest® in the European Union (“EU”). In April 1998, Belgium, the Netherlands, Luxembourg, Portugal, Finland and Greece gave their regulatory approval through this application. Zila has also received licenses to sell in Greece, Luxembourg, Finland, Belgium, Portugal, Bahrain, Oman and the Netherlands and is finalizing the license procedure for the remaining EU member nations.

Patents and Trademarks

- Zilactin®	A comprehensive U.S. patent covering present film-forming Zilactin® products was issued in February 1991. Two applications for United States patents and corresponding foreign patent applications have been filed covering additional topical film-forming products. The Company has registered the trademarks Zila® and Zilactin® in the United States, Canada and in several important foreign countries and has applications pending to register these trademarks in others. The Company believes that widespread use of the Zila® and Zilactin® trademark alone and as the dominant features of other marks, e.g., Zilactin®-B, Zilactin®-L, etc., affords reasonable protection for the family of trademarks in which Zila® is the dominant feature.

-Peridex®	Peridex® as a brand name has become the gold standard within the dental industry for prescription oral rinses in both the U.S. and Canada. Concurrent with the purchase of the Peridex® brand from Procter & Gamble in November 1997, Zila Pharmaceuticals purchased the trademark rights to Peridex®. Accordingly, Procter & Gamble has assigned the Peridex® trademark to the Company for each country where it has been previously registered, except for certain countries in Western Europe. The Company recorded its trademark assignment for Peridex® with the U.S. Patent and Trademark office in June 1998 and with the Canadian Registrar of Trademarks in July 1998.

- OraTest®	Concurrent with the purchase of the shares of CTM Associates, Inc. in June 1996, the Company acquired certain technology rights and U. S. patent rights related to the OraTest® product. The Company is the exclusive licensee of the National Institutes of Health under its U.S. and Canadian patents covering a protocol for the use of toluidine blue for detection of oral cancer. Three U.S. patents were issued in March 1999, July 2000 and February 2001. The Company has filed applications in many foreign countries covering the process that the Company developed for manufacturing its Zila® Tolonium Chloride drug substance, the drug substance itself and methods of using the drug substance in detecting epithelial cancer and covering other dyes which are chemically related to toluidine blue for use in detecting epithelial cancer.

The Company registered the OraTest® trademark in the United States in June 1998 and has either pending applications for registrations or issued registrations of this trademark in major foreign countries in which this mark is being used or in which it will be used. Australia has issued the first patent specifically protecting the concept of using the OraTest® kit to screen for oral cancer. The Company licensed the use of the trademark OraScreen™ in Europe and certain other foreign countries and has obtained registrations of the OraScreen™ trademark in all major European countries and in Pacific Rim countries important to its marketing and distribution strategy.

- IST Products	Concurrent with the February 1, 2001 purchase of the assets from NHMC, the Company purchased the patent rights related to the Dry Handle Swab Assembly and Unit. Accordingly, NHMC has assigned the patent rights to the Company. Since then, the Company has filed a new patent application covering an improved version of the swab assembly. An application to register the “Innovative” trademark has been approved by the United States Patent & Trademark Office.

- Pro-Ties™	The Company has filed applications of patents in the United States and major foreign countries covering the method of cleaning and sterilizing medical instruments using Pro-Ties™. An application for registration of the Pro-Ties™ trademark has been filed in the United States and Canada.

- Ester-C®	In 1989, 1990 and 1991, three U.S. patents were issued in connection with Ester-C® nutritional ingredients. All three patents expire in the year 2007. The first patent covers compositions for administering Vitamin C that contains mineral theonates or other Vitamin C metabolites. The second and third patents cover the metabolite technology, which improved the absorption of Vitamin C from the Ester-C® formulation and is applicable to a wide variety of other non-prescription and prescription drugs. Oxycal has filed and is currently pursuing corresponding patent applications in all foreign countries important to its marketing and distribution strategy.

Oxycal has filed a new international patent application covering improved Vitamin C compositions that may have the effect of extending protection of the improved Ester-C® product for several additional years.

Ester-C® Topical Concentrate, a stable form of Vitamin C that penetrates the skin to help produce collagen and supporting structures, was awarded a U. S. patent in March 2001 for “Stable Liquid Mineral Ascorbate Composition and Methods of Manufacturing and Use”. Corresponding patent applications are pending in several foreign countries.

The Company has four major and several other trademarks issued by the United States Patent and Trademark office in the United States. The Ester-C® trademark was issued in August 1985; the EC® logo trademark was issued in August 1990; the CV-Flex® trademark was issued in August 1990; and the Palmettx™ trademark was issued in September 2001. The Company also has trademarks issued in 36 foreign countries with trademarks pending in other countries.

Product Liability Insurance

         The Company faces an inherent risk of exposure to product liability claims if the use of one or more of its products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise received regulatory approval for commercial sale. There can be no assurance that the Company will not be subject to significant product liability claims. Many of the Company’s customers require the Company to maintain product liability insurance coverage as a condition of their conducting business with the Company. As the loss of such insurance coverage could result in a loss of such customers, the Company intends to take all reasonable steps necessary to maintain such insurance coverage. There can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all, or that such insurance will be adequate to cover potential product liability claims. The loss of insurance coverage or the assertion of a product liability claim or claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

         As of July 31, 2001, the Company and its operating subsidiaries had 266 employees in the following categories:

Categories	Number of Employees

Executive Officers	3

Sales and Service	83

Accounting and Administration	76

Purchasing and Distribution	47

Manufacturing	57

         No employees are represented by a labor union, nor are there any current labor relations complaints on file with any agency. The Company believes its relationship with its employees is good.

Cautionary Factors that May Affect Future Results

         The disclosure and analysis in this report and in the Company’s other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Many factors discussed in Part I of this report, for example government regulation, competition, and the supply of raw materials, will be important in determining future results.

         Any or all forward-looking statements in this report, any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially.

The Company undertakes no obligation to publicly update forward-looking statements. Shareholders are advised to consult further disclosures on related subjects in the Company’s other reports to the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that the Company’s management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect the Company’s business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

- Uncertainties of Regulatory Approval	The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before the Company can market any new drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company.

A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

- Introduction of OraTest® in the United States	Zila has not received final FDA approval for OraTest® and is conducting a Phase III clinical trial to include in an amended NDA. As of July 31, 2001, Zila expensed approximately $24.4 million for OraTest® including a significant financial investment towards obtaining FDA approval of OraTest®, to build its manufacturing facility and to prepare for the introduction of OraTest® to the United States market. There can be no assurance that the FDA will issue a final approval of OraTest®, and the failure of the FDA to approve OraTest® would make it impossible for Zila to recoup its investment through sales of OraTest® in the United States. The failure of the FDA to finally approve OraTest® will have a material adverse effect on the Company’s results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of OraTest®.

If FDA approval of OraTest® is received, the Company must establish a marketing and sales force with technical expertise to market directly to the dental profession or it must obtain the assistance of a pharmaceutical company or a distributor with a large sales force. There is no assurance that the Company will be successful in gaining market acceptance of OraTest®.

- Dependence on Key Products	A large percentage of the Company’s revenues result from sales of Ester-C®, Peridex®, and the Zilactin® family of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on the Company’s revenues could be significant.

- Possible Claims Relating to Products	The Company could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by the Company and third parties with whom it has entered into manufacturing agreements. The Company maintains product liability insurance coverage for claims arising from the use of all its products. However, the Company could be subject to product liability claims in excess of its insurance coverage. Any significant product liability claims not within the scope of the Company’s insurance coverage could have a material adverse effect on the Company.

- Competition; Research and Development	The pharmaceutical industry is highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than the Company, are actively engaged in the development of products similar to those products produced and marketed by the Company. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those marketed by the Company. Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as Zilactin®. In addition, Zila Dental Supply faces significant competition, primarily from a various number of dental supply dealers and mail order supply houses in the United States. It may be difficult for the Company to maintain or increase sales volume and market share due to such competition.

- Generic Competition	In the U.S., competition with producers of generic products is a major challenge. The Company’s loss of any of its products’ patent protection could lead to a dramatic loss in sales of the product in the U.S. market.

- Dependence on Proprietary Rights	Zila relies on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. Zila owns and has exclusive licenses to a number of United States and foreign patents and patent applications, and intends to seek additional patent applications, as it deems appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover Zila’s products or to effectively limit competition against Zila is uncertain. Furthermore, any patents that may be issued to Zila may be challenged, invalidated or circumvented. Litigation may result from the Company’s use of registered trademarks or common law marks and, if litigation against Zila were successful, a resulting loss of the right to use a trademark could reduce sales of Zila’s products and could result in a significant damages award. Although Zila intends to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult. International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which in the Company does business.

- Raw Materials	Raw materials essential to the Company’s business are generally readily available. However, certain raw materials and components used in the manufacture of the pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers.

- Future Capital Requirements and Uncertainty of Future Funding	The development of the Company’s products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

- Possible Volatility of Common Stock Price	The market price for the Company’s common stock has fluctuated significantly in the past. Management of Zila believes that announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general, and developments in regulatory arenas may have caused such fluctuations. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by Zila and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. Zila anticipates that the market price for its common stock may continue to be volatile.

- Issuance of Preferred Stock	The Company’s Board of Directors has the authority, without any further vote by the Company’s stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, the Company issued 100,000 shares of its Series B Convertible Preferred Stock related to the IST acquisition. As of July 31, 2001, all of the shares of the Series B Preferred Stock remained outstanding.

- Environmental and Controlled Use of Hazardous Materials	The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as “hazardous.” The Company could be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, and the operations, business and future profitability of the Company could be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

- Interest rates	The Company is exposed to the risk of interest rate fluctuations in connection with its revolving line of credit and the Industrial Development Authority (“IDA”) Bonds outstanding. At July 31, 2001, the carrying values of the revolving line of credit and the IDA Bonds approximated fair value.

- Introduction of Palmettx™	The Company entered the saw palmetto business with its Palmettx™ line of products during the current fiscal year. During the year the Company purchased a large amount of saw palmetto inventory in order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier to its customers. At July 31, 2001, the Company had approximately $4.5 million of saw palmetto inventory on hand. The ultimate probable future economic benefit associated with such inventory is contingent on the Company’s ability to continue to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

- Foreign Currency	The Company transacts business in various foreign countries. Foreign currency exposures are primarily related to, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies are not expected to have a material adverse effect on the Company’s results of operations.

Item 2.

PROPERTIES

- Corporate Headquarters	On January 4, 1991, the Company purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. The Company moved its corporate headquarters to this location on February 8, 1991. The purchase price of the building was approximately $600,000. The Company paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. The Company refinanced the mortgage with Bank One, Arizona. The terms of the refinancing included interest to be payable monthly on the unpaid balance at an interest rate of 9.00%. The refinanced mortgage loan was amortized over 20 years and was paid in full on August 23, 2001.

- Manufacturing Facilities	The Company leases 11,262 square feet for a manufacturing facility in Phoenix, Arizona. This facility produces Zila® Tolonium Chloride, which is the active ingredient in OraTest®. The facility is leased under a 56-month agreement, which expires December 31, 2005. Monthly lease payments are $7,374. Together with the Company’s laboratory facilities, the Company believes that its current manufacturers are capable of performing all necessary production functions. See “Item 1. Business — Manufacturing and Distribution.”

The Company’s Oxycal subsidiary owns 2.79 acres and occupies a new 65,000 square foot facility located at 6735 Inter-Cal Way, Prescott, Arizona 86301. The building features production, laboratory, packaging, storage and shipping areas, as well as a controlled environment, and was financed by Yavapai County Industrial Development Authority Bond proceeds. The construction and move to the new facility was completed in the fall of 2000.

IST leases 14,400 square feet for a manufacturing facility in Antioch, Illinois for the manufacture and distribution of dry handled swab products and probe covers. The facility is leased under a 7-year agreement, which expires January 31, 2008. The lease has an option to renew for an additional 3 years. Monthly lease payments are $5,667. The Company does not currently intend to invest in any other plants or manufacturing facilities related to this business.

- Other	The Company’s subsidiaries hold additional leases on five separate facilities. Bio-Dental leases 25,000 square feet of office/warehouse space in a concrete building located at 11291 Sunrise Park Drive, Rancho Cordova, California. The current lease rate for the Rancho Cordova facility is $9,837 per month, and is constant for the duration of the lease. The lease for the Rancho Cordova facility expires on December 31, 2005. Bio-Dental’s administrative offices are located in the Rancho Cordova facility.

Zila Dental Supply leases 19,200 square feet in an office/warehouse complex at 172 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $3,024 per month, and expires on December 31, 2004. Zila Dental Supply leases 7,708 square feet in an office building at 125 Lisle Industrial Avenue, Lexington, Kentucky. The current lease rate is $9,603 per month, and expires on December 31, 2004. On December 1, 1998, Zila Dental Supply entered into a three-year lease for 3,915 square feet at 4544 South Pinemont, Suite 204, Houston, Texas for their Houston branch office. The current lease rate is $2,145 per month. On November 19, 1999, Zila Dental Supply entered into a five-year lease for 4,761 square feet at 555 Menlo Drive, Suite B, Rocklin, California for their Rocklin branch office. The current lease rate is $4,047 per month.

Item 3. LEGAL PROCEEDINGS

         The Company and certain officers of the Company were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of the Company’s securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on the Company’s financial statements.

         On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” At that time, the Commission stated it was investigating, inter alia, whether there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® NDA and whether the FDA would subsequently approve the NDA. The Company has cooperated with the Commission in its investigation. The Company and Mr. Hines, its President, are engaged in settlement discussions with the staff of the Commission.

         In September 2000, counsel advised Zila that its obligation to pay royalties to Dr. James E. Tinnell, (“Tinnell”) under a 1980 agreement ceased as of August 25, 1998 when the patents on the invention expired. In September 2000, Zila gave notice to Tinnell that it would not continue paying such royalties and requested reimbursement of royalties paid since August 1998. After attempts to settle the matter failed, Zila filed suit in the Federal District Court for the District of Nevada (Zila, Inc. v. James E. Tinnell, No. CV-S-00-1344), requesting a declaratory judgment that it had no royalty obligations to Tinnell after August 1998 and judgment for the overpaid royalties.

         Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel have advised Zila that, based on their investigations and discovery to date, that (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Information regarding the market for Zila’s Common Stock and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low quotations in dollars per share for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).

	High	Low

Fiscal Year Ended July 31, 2001
First Quarter	4.000	2.844

Second Quarter	3.625	1.875

Third Quarter	3.125	2.000

Fourth Quarter	3.020	2.050

Fiscal Year Ended July 31, 2000
First Quarter	3.688	3.000

Second Quarter	5.375	2.625

Third Quarter	8.000	3.094

Fourth Quarter	4.938	3.125

         The number of stockholders of record of the Common Stock as of July 31, 2001 and September 28, 2001 were approximately 3,170 and 3,163, respectively. As of July 31, 2001 there are 100,000 shares of the Company’s Series B Preferred Stock outstanding.

         The Company has not paid dividends on the Common Stock. It is the policy of the Company’s Board of Directors to retain future earnings to finance the growth and development of the Company’s business. Any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, earnings and liquidity of the Company, as well as other factors the Company’s Board of Directors may deem relevant.

         On March 23, 2000, the Company issued a warrant to purchase 10,000 shares of the Company’s common stock, to a financial advisor. The warrant was issued pursuant to the terms of an engagement agreement, and the exercise price is $4.906 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

         On December 21, 2000, the Company issued a warrant to purchase 15,000 shares of the Company’s common stock, to a financial advisor. The warrant was issued pursuant to the terms of a consulting agreement and 7,500 of the shares underlying the warrant have an exercise price of $4.00 per share and 7,500 of the shares have an exercise price of $5.00 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6. SELECTED FINANCIAL DATA

         The following tables summarize selected financial information derived from the Company’s audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Fiscal Year Ended July 31,

Statement of Operations Data:	2001	2000	1999	1998	1997

Net Revenues	$73,724,923	$77,580,908	$71,294,751	$62,107,110	$38,664,892

Net (Loss) Income	(6,313,823)	2,932,027	(1,966,982)	2,301,068	(6,458,377)

Net (Loss) Income Attributable to Common Shareholders	(6,313,823)	2,932,027	(1,966,982)	(5,013,532)	(6,458,377)

Basic and Diluted Net (Loss) Income Per Share Attributable To Common Shareholders	(0.15)	0.07	(0.05)	(0.15)	(0.20)

	At July 31,

Balance Sheet Data:	2001	2000	1999	1998	1997

Current Assets	$32,069,550	$31,380,071	$30,750,624	$27,992,138	$10,779,049

Total Assets	76,557,129	77,711,459	76,555,933	69,863,877	23,604,032

Current Liabilities	15,683,253	11,050,668	8,704,760	8,777,242	5,804,965

Long-Term Debt	4,153,271	4,548,953	9,577,755	1,355,547	375,908

Total Liabilities	19,836,524	15,599,621	18,282,515	10,132,789	6,180,873

Series A Convertible Redeemable Preferred Stock			8,787,191	33,801,930

Series B Convertible Preferred Stock	462,500

Shareholders’ Equity	56,720,605	62,111,838	49,486,227	25,929,158	17,423,159

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company’s control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Company Overview

         The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the audited Consolidated Financial Statements and Notes thereto.

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has four major product groups: Consumer Pharmaceuticals, Professional Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Professional Products Group includes Peridex® prescription mouth rinse, the Pro-Series family of products including Pro-Ties™, the bundling system of instrument sterilization, OraTest®, an oral cancer detection system, and the plastic molded products from IST. The Dental Supply Group includes Zila Dental Supply, a national distributor of professional dental supplies. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal subsidiary (“Inter-Cal”), a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx botanical line of products.

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

         On February 5, 2001, the Company announced it had acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation (“NHMC”), headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies (“IST”) and is a wholly owned subsidiary of the Company. Zila paid approximately $2.3 million in a combination of cash and preferred stock for the unit.

Operating Results

         Fiscal year ended July 31, 2001. Net revenues declined 5.0% to $73.7 million for fiscal year 2001, compared to revenues of $77.6 million for the 2000 fiscal year.

         Net revenues in 2001 for the Dental Supply Group increased 4.6% to $41.6 million compared to $39.8 million for the previous fiscal year. This increase was primarily attributable to an increase in both full-service supplies and equipment revenue due to the contribution of the branch offices opened in fiscal 1999 and increases in Internet sales. The Consumer Pharmaceuticals Group had net revenues of $11.8 million for fiscal year 2001, a slight increase from the $11.7 million recorded during the corresponding period last year. Sales of the three Zilactin® canker and cold sore medicines for fiscal 2001 were approximately equal to those in fiscal 2000. Sales of the Zilactin® Toothache for fiscal 2001 increased 13.9% over the previous year while sales of the Zilactin® Baby declined 25% over the previous fiscal year. International sales for fiscal 2001 increased 3.9% when compared to fiscal year 2000.

         The Professional Products Group had revenues of $4.8 million in fiscal 2001, a 6.9% decrease from the $5.2 million recorded in 2000. The decrease was due primarily to lower sales of Peridex®, which declined 32.9% from $5.1 million in 2000 to $3.4 million in 2001 due to increased pricing pressures and substitutions of generic equivalents. In addition, the current year revenues include (i) a one-time licensing fee of $499,000 generated from an agreement executed during the second fiscal quarter, whereby the Company granted a customer the right to use its technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a generic form of the product for distribution, and (ii) revenues for IST of $521,000 (excluding $425,000 of intercompany sales) for the partial year. In order to stimulate sales of its Professional Products, in April 2001, the Company signed a contract with the Lanmark Group for telemarketing and fulfillment services for its new Pro-Series line of products that are being marketed directly to dental professionals.

         Net revenues for the Nutraceuticals Group for fiscal year 2001 were $15.4 million, a 19.4% decrease when compared to $19.1 million for fiscal year 2000. The decrease was largely attributable to an overall slowdown in the domestic and foreign vitamin and food supplement market during the first nine months of the fiscal year and the effects of promotional discounting that occurred in prior year periods. International sales for the Nutraceuticals Group for 2001 declined approximately 26.0% when compared to the previous fiscal year.

         Cost of products sold was $41.4 million for the fiscal year ended July 31, 2001, a 3.6% increase from $40.0 million for the previous fiscal year. Cost of products sold as a percentage of net revenues increased to 56.2% in fiscal year 2001 from 51.6% in the corresponding 2000 period. The increase for the period reflects the growth of the Dental Supply Group as a percentage of total revenues, 56.5% for fiscal 2001 compared to 51.3% for same period of the previous fiscal year. The gross profit margin for the Dental Supply Group is lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for the Dental Supply Group increased slightly to 75.1% in fiscal year 2001 from 74.3% in fiscal year 2000 primarily due to a change in product mix. In addition, the Dental Supply Group had no increase in prices to customers until the fourth quarter of the year even though the cost of products increased from the manufacturers. Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 24.5% in fiscal year 2001, compared to 22.5% for the corresponding period in fiscal 2000. The increase for the period is a result of a change in the mix of products sold as the toothache product has a higher cost than the other Zilactin® products.

         Cost of products sold as a percentage of net revenue for the Professional Products Group increased to 32.6% from 26.1% in the prior fiscal year due primarily to the addition of IST to the group during the year. IST had a cost of products sold of 70.6% of net revenue for the current fiscal year. Cost of products sold as a percentage of net revenues for the Nutraceuticals Group increased to 35.6% for the current fiscal year from 27.2% The increase was caused by costs associated with the manufacturing of the new Palmettx™ botanical line of products as well as the duplicate overhead, moving and equipment validation costs related to the relocation of the manufacturing equipment to the new facility during the current fiscal year.

         The Company incurred selling, general and administrative expenses of $31.9 million in fiscal year 2001, a 1.8% decrease when compared to $32.4 million in fiscal year 2000. The decrease is primarily attributable to the elimination of the costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the expansion of the sales force and service department at Zila Dental Supply’s full service branches, increased marketing and advertising expenses at Inter-Cal and the inclusion of the costs at IST. Selling, general and administrative expenses as a percentage of net sales in fiscal 2001 increased to 43.2% from 41.8% in fiscal 2000 as a result of lower net revenues.

         Research and development expenses increased $1.4 million, or 86.5%, from $1.6 million incurred in fiscal year 2000 to $3.0 million for fiscal year 2001. The increase was primarily due to an increase in expenses related to research and clinical activities associated with the OraTest® clinical study, partially offset by a reduction of expenses related to seeking international approval of OraTest® and a reduction of costs resulting from the sale of the Cygnus and PracticeWorks businesses.

         Depreciation and amortization expenses increased $47,000 when compared to fiscal year 2000. The increase was mainly related to the increase in depreciation of assets associated with Inter-Cal’s new manufacturing facility that were placed in service during fiscal 2001.

         The Company recorded interest expense of $597,000 for the year ended July 31, 2001 compared to $213,000 in the prior fiscal year, an increase of $384,000. The increase was attributable to an increase in bank borrowings during fiscal year 2001 as compared to the previous year period.

         In the year ended July 31, 2001, the Company recorded income tax benefit of $335,000 compared to an income tax expense of $1.8 million in fiscal 2000. The Company offset most of its deferred tax asset generated in the current year with a valuation allowance.

         For the fiscal year ended July 31, 2001, the Company had a net loss of $6.3 million compared to a net income of $2.9 million for 2000. The loss is due primarily to decreased profitability in the Company’s businesses during the year and increased spending on OraTest®.

         Fiscal year ended July 31, 2000. Total net revenues grew 8.8% to $77.6 million for the 2000 fiscal year, compared to revenues of $71.3 million for the prior fiscal year.

         Net revenues in 2000 for the Dental Supply Group increased 26.3% to $39.8 million compared to $31.5 million for the previous fiscal year. This increase was primarily attributable to an increase in full-service operations due to the contribution of the two additional branch offices opened in fiscal 1999 and increases in Internet sales. Consumer Pharmaceuticals had net revenues of $11.7 million for the 2000 fiscal year, a 28.4% increase from the $9.1 million recorded during the corresponding period last year. Over-the-counter sales of the Zilactin® family of products increased primarily due to higher sales of the Zilactin® Toothache Swab and Zilactin-L product lines. Net revenues for the Professional Products Group were $5.2 million in 2000, a decrease of 44.3% from the $9.3 million recorded in fiscal year 1999. The decrease was due primarily to a decline in sales of Peridex® due to increased pricing pressures from generic equivalents. In order to increase sales of Peridex, the Company signed a distribution agreement with Omnii Products, a national marketer and detailer of dental products that targets dispensing dentist professionals in the United States.

         Net revenues for the Nutraceuticals Group for fiscal year 2000 were $19.1 million, a 27.5% increase when compared to $15.0 million for fiscal year 1999. International sales for the group increased 104% to $6.1 million during the current fiscal year as compared to the previous year due to improved economic conditions in foreign markets, primarily in the Pacific Rim region. In addition, Inter-Cal had increased demand for all of its major domestic product lines in fiscal 2000 when compared to the fiscal 1999 year.

         Cost of products sold were $40.0 million for the fiscal year ended July 31, 2000, a 16.5% increase from $34.3 million for the previous fiscal year. Cost of products sold as a percentage of net revenues increased to 51.6% in fiscal year 2000 from 48.2% in the corresponding 1999 period. The increase for the period reflects the growth of the Dental Supply Group as a percentage of total revenues, 51.3% for fiscal 2000 compared to 44.2% for same period of the previous fiscal year. The gross profit margin for the Dental Supply Group is lower as compared to the other operating groups resulting in a higher cost of products sold as a percentage of revenues.

         Cost of products sold as a percentage of net revenues for the Dental Supply Group decreased slightly to 74.3% in fiscal year 2000 from 74.6% in fiscal year 1999 primarily due to an increase in vendor rebate programs in the first quarter of fiscal 2000. Cost of products sold as a percentage of net revenues for the Consumer Pharmaceuticals Group increased to 22.5% in fiscal year 2000, compared to 19.3% for the corresponding period in fiscal 1999. The increase for the period is a result of a change in the mix of products sold during 2000. Cost of products sold as a percentage of net revenue for the Professional Products Group increased to 26.1% from 16.7% in the prior fiscal year due primarily to a promotional program for Peridex® that offered the product at reduced pricing during the second half of the year. Cost of products sold as a percentage of net revenues for the Nutraceuticals Group decreased slightly to 27.2% for the current fiscal year from 27.9% due primarily to favorable raw material contracts in effect for fiscal year 2000 as compared to fiscal year 1999.

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

         Research and development expenses decreased $2.4 million, or 59.2%, from $4.0 million incurred in fiscal year 1999 to $1.6 million for the same period in fiscal year 2000. The decrease was primarily due to reduced expenses related to research and clinical activities associated with the OraTest® product, and reduced expenses related to seeking international approval of OraTest® and a reduction of costs incurred in the Cygnus and PracticeWorks businesses which were sold in fiscal year 2000.

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

         In the year ended July 31, 2000, the Company recorded income tax expense of $1.8 million which is net of $2.9 million in income tax benefit resulting from the reversal of a valuation allowance ($1 million of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) as compared to an income tax benefit of $846,000 ($250,000 of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value) for the fiscal year ended July 31, 1999. The reversal of the valuation allowance was based on the Company’s estimate that it is more likely than not that certain net operating losses of prior years will be realized. Excluding the effects of the reversal of the valuation allowance, the Company’s effective tax rate for the current fiscal year is higher than the statutory rate due primarily to the amortization of intangible assets that is not deductible for tax purposes and the non-deductibility of the Company’s foreign operating losses. Additionally, approximately $1.7 million of goodwill related to the sale of Cygnus was not deductible for tax purposes.

         For the fiscal year ended July 31, 2000, the Company had net income of $2.9 million compared to a net loss of $2.0 for 1999. The increase in profitability is due primarily to the increased profitability in the Nutraceuticals Group, the sale of the PracticeWorks business and the elimination of losses associated with the Cygnus business.

Inflation and Seasonality

         Inflation has had no material effect on the operations or financial condition of the Company. The Company’s consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

         At July 31, 2001, the Company had cash and cash equivalents of $1.6 million compared to $5.6 million at July 31, 2000. Excess cash and cash equivalents are invested primarily in money market accounts. The Company’s working capital was $16.4 million at July 31, 2001 as compared to $20.3 million at July 31, 2000. Working capital decreased primarily due to an increase in bank borrowings during the year. The Company’s current ratio was 2.0 at July 31, 2001, compared to 2.8 at July 31, 2000.

         During the year ended July 31, 2001, cash used in operating activities totaled $8.7 million primarily related to the net loss of $6.3 million plus changes in operating assets and liabilities totaling $5.9 million offset by non-cash depreciation and amortization of $3.5 million. Significant changes in operating assets and liabilities were comprised of (i) an increase in inventories of $4.3 million related primarily to the new Palmettx™ botanical line of products at Inter-Cal and purchases of Pro-Series products and (ii) a decrease in accounts payable and accrued expenses of $1.6 million primarily due to vendor payments made during the year for inventory purchases.

         The Company used cash in investing activities of $4.3 million during the year ended July 31, 2001, primarily due to (i) the purchase of property and equipment of $2.6 million, consisting of manufacturing additions for the new Inter-Cal facility, (ii) the purchase of assets related to IST of $1.8 million, (iii) the purchase of intangible assets of $833,000 related to the Pro-Ties™ product and patent filings for Oxycal products. Additionally, financing activities during the 2001 fiscal year provided approximately $9.0 million. The Company (i) borrowed $6.1 million against its line of credit with Bank One, (ii) received $476,000 from the exercise of warrants and options, and (iii) received $2.9 million from the trustee for reimbursement for equipment and constructions costs related to the new Inter-Cal facility. The Company used $125,370 to repurchase 60,000 shares of Zila common stock on the open market and made debt payments of $361,000.

         At July 31, 2001, the Company had federal income tax net operating loss carryforwards of approximately $14.4 million, which expire in years 2007 through 2022.

         In December 2000, the Company renewed its $9.0 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“the Index”), which was 6.75% at July 31, 2001. Under the line of credit loan agreement, the Company was required to comply with financial covenants based on certain financial ratios. As of April 30, 2001, the Company was in default under the debt service coverage ratio. On May 7, 2001, the Company and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the forbearance period contained in the First Loan Modification Agreement, and the Agreement were amended and the forbearance period was extended to June 29, 2001.

         On July 3, 2001 and effective June 29, 2001, the Company and Bank One entered into a Second Extension to the First Loan Modification Agreement. Under this Agreement, the line of credit was reduced to $6.9 million and Bank One agreed to forebear in exercising any remedy with respect to certain covenant defaults under the line of credit through July 31, 2001 and agreed to extend the maturity date of the building loan for the Company’s 7th Street location until July 31, 2001.

         The Company entered into a Third Extension to First Loan Modification Agreement effective July 31, 2001. Under this agreement, Bank One agreed to forebear in exercising any remedy with respect to certain covenant defaults under the line of credit through August 31, 2001 and agreed to extend the maturity date of the building loan for the Company’s 7th Street location until August 31, 2001.

         On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) whereby Congress will provide a $12 million revolving line of credit to the Company at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to the Company from the line of credit is based upon a percentage of the value of eligible receivables and inventory (excluding the inventory of Zila Dental) and was $7.7 million at August 27, 2001. The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila, Inc. and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however the line of credit is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. A portion of the available funds from the new line of credit were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million.

         During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, Arizona. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Inter-Cal for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction costs and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. As of July 31, 2001, the Bonds outstanding consisted of $3.9 million Series A and $675,000 Taxable Series B which carried interest rates of 3.0% and 3.9%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One and is guaranteed by Zila.

         On December 20, 1999, IDT completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties.

         In November 1999, the Company contracted with ILEX™ Oncology Services, Inc. (“ILEX”), a wholly owned subsidiary of ILEX™ Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the U.S. Food and Drug Administration (“FDA”) related to the Company’s pursuit of regulatory approval for the OraTest® oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company’s ongoing efforts to obtain FDA approval of OraTest®. Current commitments under the ILEX agreement include a monthly installment payment of $76,000 plus reimbursement for out of pocket expenses as they occur during the course of the study. Zila may terminate the contract or any work plan at any time upon not less than 90 days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

         On November 10, 1999, the Company announced that the Company’s Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. As of July 31, 2001, 195,000 shares had been repurchased for $535,120.

         On February 5, 2001, the Company issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears.

         The Company believes that cash generated from its operations, its investing activities and the availability of cash under its line of credit are sufficient to finance its level of operations, anticipated capital expenditures and stock repurchase program through the next 12 months. The Company may require additional financing to support the production and future OraTest® clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurances that such funds will be available on terms acceptable to the Company.

New Accounting Pronouncements

         The Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” on December 3, 1999, SAB No. 101A on March 24, 2000 and SAB No. 101B on June 26, 2000. SAB No. 101 sets forth revenue recognition issues, including conceptual issues as well as certain industry specific guidance. The Company adopted SAB 101 during the fourth quarter of fiscal 2001, and its adoption did not have a material impact on the operating results or the financial condition of the Company.

         Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective August 1, 2000 and the adoption did not have a material impact on the Company’s results of operations as the Company has no derivative financial instruments or hedging activities.

         In May 2000, the Financial Accounting Standards Board’s EITF issued Issue No. 00-14, “Accounting for Certain Sales Incentives”. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for the Company in the third quarter of 2002. The implementation of this consensus will require the Company to change the way it classifies certain sales incentives, which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates will be recorded as a reduction of net sales. The cost of free products will be recorded as a reduction of products sold. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

         In April 2001, the EITF issued Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. The issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity (cooperative advertising). The issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF 00-25 will be effective for the Company in the third quarter of 2002. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement. The Company will adopt SFAS 142 effective August 1, 2002, as required. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $1.2 million annually pre-tax. The Company is in the process of analyzing the impact that the impairment analyses will have on the Company’s recorded intangibles.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). The Company will adopt SFAS 144 effective August 1, 2002, as required. The Company has not completed its evaluation of the impact of implementing SFAS No. 144.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily from interest rates and, to a lesser extent, from changes in foreign currency exchange rates. The Company is exposed to interest rate fluctuations on its revolving line of credit and the Industrial Development Revenue Bonds. The Company has operations in the United Kingdom and, therefore, has risk to changes in foreign currencies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The information called for by this Part III is, in accordance with General Instruction G (3) to Form 10-K, incorporated herein by reference to the information contained in the Company’s definitive proxy statement for the annual meeting of stockholders of Zila to be held December 20, 2001, which will be filed with the SEC not later than 120 days after July 31, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

Method of Filing

(a)		Financial Statements

	(1)	Report of Deloitte & Touche LLP	Filed herewith

	(2)	Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of July 31, 2001 and 2000 and related Consolidated Statements of Operations, and Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended July 31, 2001	Filed herewith

(b)		Reports on Form 8-K for the quarter ended July 31, 2001.

During the quarter ended July 31, 2001, the Company filed Current Reports on Form 8-K containing information pursuant to Item 5 (“Other Events”) dated June 29, 2001, announcing a second extension to the First Loan Modification Agreement related to its line of credit with Bank One, Arizona to July 31, 2001 and dated July 31, 2001 announcing a third extension to the First Loan Modification Agreement related to its line of credit with Bank One, Arizona to August 31, 2001

(c)	Exhibits.

Exhibit
Number	Description	Method of Filing

3-A	Certificate of Incorporation, as amended	A

3-B	Bylaws	A

3-C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C

3-D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	*

4-A	Specimen Stock Certificate	A

10-A	Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A

10-B	Stock Option Award Plan (as amended through April 10, 1991)	B

10-C	Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)	B

10-L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A

10-M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A

10-N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA.	H

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA.	H

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA.	H

10-S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA.	I

10-T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA.	J

10-U	1997 Stock Option Award Plan (as amended through September 13, 2001)	G

10-V	Employee Stock Purchase Plan	F

10-W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc.	K

21	Subsidiaries of Registrant	D

23	Consent of Deloitte & Touche LLP (regarding Form S-8 Registration Statements)	*

24-A	Power of Attorney of Joseph Hines	L

24-B	Power of Attorney of Bradley C. Anderson	L

24-C	Power of Attorney of Carl A. Schroeder	L

24-D	Power of Attorney of Michael S. Lesser	L

24-E	Power of Attorney of Curtis M. Rocca	L

24-F	Power of Attorney of Christopher D. Johnson	L

24-G	Power of Attorney of Kevin J. Tourek	L

*	Filed herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998

E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000

F	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54958 dated February 5, 2001

G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

I	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2001

J	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2001

K	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001 located on signature page.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October 2001.

ZILA, INC., a Delaware corporation

By	/s/ BRADLEY C. ANDERSON

Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH HINES Joseph Hines	Chairman of the Board, President, Chief Executive Officer	October 23, 2001

/s/ BRADLEY C. ANDERSON Bradley C. Anderson	Vice President and Chief Financial Officer	October 23, 2001

*	Director	October 23, 2001
Carl A. Schroeder

*	Director	October 23, 2001
Michael S. Lesser

*	Director	October 23, 2001
Curtis M. Rocca III

*	Director	October 23, 2001
Christopher D. Johnson

*	Director	October 23, 2001
Kevin J. Tourek

*By /s/ BRADLEY C. ANDERSON Bradley C. Anderson Attorney-in-Fact		October 23, 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the consolidated balance sheets of Zila, Inc. and subsidiaries (the “Company”) as of July 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 15, 2001

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 AND 2000

	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,651,266	$5,558,487

Trade receivables, less allowance for doubtful accounts of $312,061 (2001) and $345,857 (2000)	10,412,372	9,893,587

Inventories — net	17,751,148	13,204,137

Prepaid expenses and other current assets	2,254,764	2,723,860

Total current assets	32,069,550	31,380,071

PROPERTY AND EQUIPMENT — net	9,843,103	9,442,278

PURCHASED TECHNOLOGY RIGHTS — net	5,164,535	5,600,975

GOODWILL — net	12,894,874	12,725,978

TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	12,721,567	12,423,632

CASH HELD BY TRUSTEE		2,928,001

OTHER ASSETS	3,863,500	3,210,524

TOTAL	$76,557,129	$77,711,459

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$5,331,668	$6,599,702

Accrued liabilities	3,379,472	3,622,330

Short-term borrowings	6,160,947	51,770

Current portion of long-term debt	811,166	776,866

Total current liabilities	15,683,253	11,050,668

LONG-TERM DEBT — net of current portion	4,153,271	4,548,953

Total liabilities	19,836,524	15,599,621

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:

Preferred stock, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares Series B Preferred Stock (July 31, 2001) and 0 shares (July 31, 2000)	462,500

Common stock, $.001 par value — authorized 65,000,000 shares, issued 43,653,727 shares (July 31, 2001) and 43,362,658 shares (July 31, 2000)	43,654	43,363

Capital in excess of par value	79,930,094	79,424,235

Accumulated other comprehensive income	150,976	71,666

Accumulated deficit	(23,331,499)	(17,017,676)

Less: 195,000 shares (July 31, 2001) and 135,000 shares (July 31, 2000) of common stock in treasury, at cost	(535,120)	(409,750)

Total shareholders’ equity	56,720,605	62,111,838

TOTAL	$76,557,129	$77,711,459

         See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended July 31, 2001, 2000 and 1999

	2001	2000	1999

NET REVENUES	$73,724,923	$77,580,908	$71,294,751

OPERATING COSTS AND EXPENSES:

Cost of products sold	41,425,083	40,004,391	34,335,344

Selling, general and administrative	31,864,041	32,449,161	31,853,421

Research and development	3,036,896	1,628,580	3,988,028

Depreciation and amortization	3,524,707	3,478,120	3,581,768

	79,850,727	77,560,252	73,758,561

(LOSS) INCOME FROM OPERATIONS	(6,125,804)	20,656	(2,463,810)

OTHER INCOME (EXPENSE):

Interest income	274,073	388,773	288,918

Interest expense	(596,870)	(212,671)	(392,805)

Other (expense) income	(200,222)	(182,921)	4,715

Gain on sale of assets		4,677,860

	(523,019)	4,671,041	(99,172)

(LOSS) INCOME BEFORE INCOME TAXES	(6,648,823)	4,691,697	(2,562,982)

INCOME TAX BENEFIT (EXPENSE)	335,000	(1,759,670)	596,000

NET (LOSS) INCOME	$(6,313,823)	$2,932,027	$(1,966,982)

NET (LOSS) INCOME PER SHARE:

BASIC	$(0.15)	$0.07	$(0.05)

DILUTED	$(0.15)	$0.07	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC	43,412,786	42,180,236	38,013,058

DILUTED	43,412,786	43,576,180	38,013,058

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 31, 2001, 2000 and 1999

			Shareholders' Equity

	Preferred Stock		Common Stock					Accumulated	Total
					Capital in			Other	Common
				Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders'
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity

BALANCE, AUGUST 1, 1998	28,800	$33,801,930	34,743,575	$34,744	$43,877,135	$(17,982,721)	—	—	$25,929,158

Conversion of preferred stock into common stock	(21,318)	(25,014,739)	5,483,371	5,483	25,009,256				25,014,739

Exercise of common stock warrants			35,975	36	107,889				107,925

Exercise of common stock options			115,667	116	151,271				151,387

Income tax benefit — stock options					250,000				250,000

Net loss						(1,966,982)			(1,966,982)

BALANCE, JULY 31, 1999	7,482	8,787,191	40,378,588	40,379	69,395,551	(19,949,703)	—	—	49,486,227

Conversion of preferred stock into common stock	(7,482)	(8,787,191)	2,904,472	2,904	8,784,287				8,787,191

Warrants issued for services provided					30,000				30,000

Purchase of common stock for treasury							$(409,750)		(409,750)

Exercise of common stock warrants			49,074	49	76,280				76,329

Exercise of common stock options			30,524	31	148,117				148,148

Income tax benefit — stock options					990,000				990,000

Foreign currency translation								$75,166	75,166

Net unrealized loss on available-for-sale securities								(3,500)	(3,500)

Net income						2,932,027			2,932,027

BALANCE, JULY 31, 2000	—	—	43,362,658	43,363	79,424,235	(17,017,676)	(409,750)	71,666	62,111,838

Warrants issued for services provided					30,000				30,000

Purchase of common stock for treasury							(125,370)		(125,370)

Exercise of common stock warrants			149,870	150	449,460				449,610

Exercise of common stock options			128,622	129	2,871				3,000

Issuance of common stock			12,577	12	23,528				23,540

Issuance of preferred stock	100,000	462,500							462,500

Foreign currency translation								75,810	75,810

Net unrealized gain on available-for-sale securities								3,500	3,500

Net loss						(6,313,823)			(6,313,823)

BALANCE, JULY 31, 2001	100,000	$462,500	43,653,727	$43,654	$79,930,094	$(23,331,499)	$(535,120)	$150,976	$56,720,605

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2001, 2000 AND 1999

	2001	2000	1999

OPERATING ACTIVITIES:

Net (loss) income	$(6,313,823)	$2,932,027	$(1,966,982)

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	3,524,707	3,478,120	3,581,768

Gain on sale of assets	(17,116)	(4,677,860)

Impairment of asset	310,000

Warrants issued for services	30,000	30,000

Deferred income taxes and other	(264,005)	1,667,567	(553,239)

Change in assets and liabilities:

Receivables — net	(208,785)	(1,983,531)	(1,580,043)

Inventories	(4,339,867)	(2,871,820)	144,126

Prepaid expenses and other assets	161,275	(1,140,726)	(103,935)

Accounts payable and accrued liabilities	(1,565,893)	3,618,248	(727,357)

Deferred revenue	—	83,281	414,081

Net cash (used in) provided by operating activities	(8,683,507)	1,135,306	(791,581)

INVESTING ACTIVITIES:

Purchases of property and equipment	(2,597,690)	(5,198,064)	(1,762,927)

Net proceeds from sale of assets	1,030,662	7,749,927

Net cash paid for acquisition	(1,849,418)

Purchases of intangible assets	(833,844)	(159,210)	(686,236)

Net cash (used in) provided by investing activities	(4,250,290)	2,392,653	(2,449,163)

FINANCING ACTIVITIES:

Net proceeds (repayments) from short-term borrowings	6,109,177	(20,999)	29,352

Net proceeds from issuance of common stock	476,150	224,477	259,312

Net proceeds from issuance of long-term debt			9,209,486

Purchase of common stock for treasury	(125,370)	(409,750)

Cash released (held) by trustee	2,928,001	1,906,754	(4,834,755)

Principal payments on long-term debt	(361,382)	(5,440,924)	(892,882)

Net cash provided by (used in) financing activities	9,026,576	(3,740,442)	3,770,513

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,907,221)	(212,483)	529,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,558,487	5,770,970	5,241,201

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,651,266	$5,558,487	$5,770,970

CASH PAID FOR INTEREST	$505,898	$172,813	$229,318

CASH PAID FOR INCOME TAXES	$136,636	$128,074	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of Series B Convertible Preferred Stock for acquisition	$462,500

Income tax benefit attributable to exercise of common stock options		$990,000	$250,000

Conversion of Series A Convertible Redeemable Preferred stock to common stock		$8,787,191	$25,014,739

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2001, 2000 and 1999

1. Nature of Business Activities and Summary of Significant Accounting Policies

         Nature of Business Activities — Zila, Inc. and subsidiaries (“Zila” or the “Company”), a Delaware corporation, is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. The Company has four major operating groups: Consumer Pharmaceuticals, Professional Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of products. The Professional Products Group includes Peridex® prescription mouth rinse, Pro-Ties™, a bundling system for instrument sterilization, the Pro-Series line of specialty products marketed directly to dentists, OraTest®, an oral cancer diagnostic system, and the plastic molded products from Innovative Swab Technologies (“IST”). The Dental Supply Group includes Zila Dental Supply (“Zila Dental”), a national distributor of professional dental supplies. The Nutraceuticals Group is presently comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of vitamin C under the trademark Ester-C® and the Palmettx™ botanical line of products.

         On October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities to Procare Laboratories, Inc. (“Procare”), of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus.

         On December 20, 1999, the Company, through IDT, completed the sale of substantially all of IDT’s assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation (“InfoCure”), of Atlanta, Georgia for approximately $4.65 million. InfoCure is a national provider of healthcare practice management software products and services to targeted healthcare practice specialties. Under the terms of the agreement, 10% of the sales price was held in escrow for one year in order to secure the representations, warranties, and covenants made by the Company to InfoCure. The trustee released the entire escrow amount in fiscal 2001.

         On February 5, 2001, the Company announced it had acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies. Zila paid approximately $2.3 million in a combination of cash and preferred stock for the unit (See Note 10).

         The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

         Principles of Consolidation — The consolidated financial statements include the accounts of Zila, Inc. and its wholly owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”), Zila Technologies, Inc, Zila Swab Technologies, Inc. and Oxycal Laboratories, Inc. Zila International Inc. has no operations. All significant intercompany balances and transactions are eliminated in consolidation.

         Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated cash flows used to measure long-lived assets for impairment and the estimated net realizable value of inventories.

         The cash flows used to measure long-lived assets related to OraTest® are dependent upon obtaining FDA approval and generating sufficient revenues from sales of OraTest®. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before the Company can market any new drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The company currently has net intangible assets related to OraTest® recorded as of July 31, 2001, of $6.6 million.

         The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products during the current fiscal year. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, the Company purchased a large amount of inventory of which $4.5 million remains as of July 31, 2001. The ultimate probable future economic benefit associated with such inventory is contingent on the Company’s ability to continue to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

         Cash Equivalents — The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

         Goodwill, purchase technology rights, trademarks and other intangible assets are being amortized on a straight-line basis. Goodwill is amortized over estimated useful lives ranging from 15 to 40 years; trademarks are amortized over their legal or estimated useful lives, whichever is shorter (not exceeding 17 years). Other intangible assets consist of deferred patent and licensing costs and software rights. Deferred patent and licensing costs incurred in connection with the acquisition of patent rights, obtaining Food and Drug Administration (“FDA”) regulatory approvals and obtaining other licensing rights for treatment compositions are capitalized and amortized over the estimated benefit period not exceeding 17 years. Research and development costs totaling approximately $3,037,000, $1,629,000 and $3,988,000 in 2001, 2000 and 1999, respectively, were expensed.

         The Company’s policy is to review the carrying amounts of goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and other intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

         Net income (loss) per common share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants considered to be dilutive common stock equivalents. For the years ended July 31, 2001 and 1999, convertible preferred stock, options and warrants that would otherwise qualify as common stock equivalents are excluded because their inclusion would have the effect of decreasing the loss per share.

         Financial instruments —The carrying amounts and estimated fair value of the Company’s financial instruments are as follows:

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

         Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables. The Company provides credit, in the normal course of business, to pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers, convenience stores, and dentists. The Company performs ongoing credit evaluations of its customers and maintains an allowance for credit losses. Amounts included in selling, general and administrative expenses related to increases in the allowance for doubtful accounts receivable during fiscal 2001, 2000 and 1999 were $260,000, $178,000 and $371,000, respectively.

         Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

         Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000 and 2001.

         Shipping costs—Costs of shipping products to customers are included in the cost of products sold.

         Accounting for Derivative Instruments and Hedging Activities — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective August 1, 2000, and the adoption did not have a material impact on the Company’s results of operations as the Company has no derivative financial instruments or hedging activities.

         New Accounting Pronouncements — In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB 101”), which provides the Staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during the fourth quarter of fiscal 2001, and its adoption did not have a material impact on the operating results or the financial condition of the Company.

         In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued Issue No. 00-14, “Accounting for Certain Sales Incentives”. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for the Company in the third quarter of 2002. The implementation of this consensus will require the Company to change the way it classifies certain sales incentives, which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates will be recorded as a reduction of net sales. The cost of free products will be recorded as a reduction of products sold. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

         In April 2001, the EITF issued Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. The issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity (cooperative advertising). The issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF 00-25 will be effective for the Company in the third quarter of 2002. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement. The Company will adopt SFAS 142 effective August 1, 2002, as required. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $1.2 million annually pre-tax. The Company is in the process of analyzing the impact that the impairment analyses will have on the Company’s recorded intangibles.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). The Company will adopt SFAS 144 effective August 1, 2002, as required. The Company has not completed its evaluation of the impact of implementing the provisions of SFAS No. 144.

2. Acquisitions

         On February 5, 2001, the Company announced it had acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies. Zila paid approximately $2.3 million in a combination of cash and preferred stock for the unit (See Note 10).

3. Sale of Assets

         As described in Note 1, on October 28, 1999, Cygnus completed the sale of substantially all of its assets and certain liabilities and on December 20, 1999, the Company completed the sale of substantially all of IDT’s assets and liabilities related to its PracticeWorks division.

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

         Unaudited Pro Forma Condensed Statement of Operations

	Historical

Year ended July 31, 2000	Zila			Pro forma
(in thousands except per share data)	Consolidated	Cygnus(a)	IDT(a)	Adjustments(b)	Pro Forma

Net revenues	$77,581	$193	$1,515		$75,873

Cost of products sold	40,004	110	69		39,825

Selling, general and administrative expenses	32,449	491	1,188		30,770

Research and development expenses	1,629	155	120		1,354

Depreciation and amortization	3,478	110	35		3,333

Income (loss) from operations	21	(673)	103		591

Other income (expense)	4,671			(4,678)	(7)

Income tax (expense) benefit	(1,760)			(2,761)	1,001

Net income (loss)	2,932	(673)	103	(1,917)	1,585

Net income per share (basic)	$0.07				$0.04

Basic shares outstanding	42,180				42,180

Net income per share (diluted)	$0.07				$0.04

Diluted shares outstanding	43,576				43,576

(a)	Represents Cygnus and IDT balances for the year ended July 31, 2000. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

(b)	The Company believes that no pro forma adjustments are required other than the elimination of the gain on the sale of the assets and the resulting income tax effect recorded in the consolidated statement of operations.

4. Inventories

         Inventories consist of the following at July 31:

	2001	2000

Finished goods	$10,965,370	$9,219,343

Raw materials	7,052,981	4,168,834

Inventory reserves	(267,203)	(184,040)

Total inventories	$17,751,148	$13,204,137

         Amounts included in cost of products sold related to increases in inventory reserves during fiscal 2001, 2000 and 1999 were $145,000, $33,000, and $0, respectively.

5. Property and Equipment

         Property and equipment consists of the following at July 31:

	2001	2000

Land	$619,917	$1,221,097

Construction in progress		3,618,340

Building and improvements	5,789,948	2,174,869

Furniture and equipment	3,553,339	2,995,821

Leasehold improvements and other assets	489,472	475,941

Production and warehouse equipment	4,644,277	3,470,101

Total property and equipment	15,096,953	13,956,169

Less accumulated depreciation and amortization	5,253,850	4,513,891

Property and equipment — net	$9,843,103	$9,442,278

         Depreciation and amortization expense related to property and equipment for 2001, 2000 and 1999 was $1,191,815, $1,112,995 and $1,038,507, respectively.

6. Intangible Assets

         Intangible assets consist of the following at July 31:

	2001	2000

Purchased technology rights — net of accumulated amortization of $2,254,938 (2001) and $1,818,498 (2000)	$5,164,535	$5,600,975

Goodwill — net of accumulated amortization of $4,591,983 (2001) and $3,385,783 (2000)	$12,894,874	$12,725,978

Trademarks and other intangible assets:

Trademarks	$11,520,889	$11,514,218

Patents	2,188,507	1,494,021

Licensing costs	1,548,818	1,548,818

Other	633,358	472,736

Total trademarks and other intangible assets	15,891,572	15,029,793

Less accumulated amortization	3,170,005	2,606,161

Trademarks and other intangible assets — net	$12,721,567	$12,423,632

         Licensing costs consist primarily of professional fees associated with seeking FDA approval for a new product, OraTest®. Purchased technology rights relate to the acquisition of CTM, Inc in fiscal year 1996. The recoverability of the $6.6 million net deferred licensing costs and purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from sales of OraTest® (see Note 13).

         Amortization of the Company’s intangible assets during fiscal 2001, 2000 and 1999 was $ 2,332,892, $2,365,125, and $2,543,261, respectively.

7. Short-term Borrowings and Long-Term Debt

         Short-term borrowings at July 31, 2001 consisted of $6.1 million for the revolving line of credit with Bank One, Arizona, NA (“Bank One”) and $60,947 at 6.99% for installments due on the Company’s various insurance policies. Short-term borrowings were $51,770 at 7.12% at July 31, 2000 for installments due on the Company’s various insurance policies.

         In December 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“the Index”), which was 6.75% at July 31, 2001. Under the line of credit loan agreement, the Company is required to comply with financial covenants based on certain financial ratios. As of April 30, 2001, the Company was in default of the debt service coverage ratio. On May 7, 2001, the Company and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the forbearance period contained in the First Loan Modification Agreement ended May 31, 2001, and the Agreement were amended and the forbearance period was extended to June 29, 2001.

         On July 3, 2001 and effective June 29, 2001, the Company and Bank One entered into a Second Extension to First Loan Modification Agreement. Under this agreement, the line of credit was reduced to $6.9 million and Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through July 31, 2001 and agreed to extend the maturity date of the building loan for the Company’s 7th Street location until July 31, 2001.

         The Company entered into a Third Extension to First Loan Modification Agreement effective July 31, 2001. Under this agreement, Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through August 31, 2001 and agreed to extend the maturity date of the building loan for the Company’s 7th Street location until August 31, 2001.

         On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) whereby Congress will provide a $12 million revolving line of credit to the Company at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to the Company from the line of credit is based upon a percentage of the value of eligible receivables and inventory (excluding the inventory of Zila Dental) and was $7.7 million at August 27, 2001. The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however the line of credit is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. A portion of the available funds from the new line of credit were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million. The obligations of Oxycal Laboratories, Incorporated, an operating subsidiary of Zila, Inc., to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

Long-term debt consisted of the following at July 31:	2001	2000

IDA bond payable, Series A, (1)	$3,900,000	$3,900,000

IDA bond payable, Series B, (1)	532,288	958,072

Mortgage note payable, interest at 9%, monthly payments of $2,315 with a balloon due August 31, 2001	277,821	298,659

Notes payable for equipment with interest rates between 6.34% and 12.25% with maturities no later than 2004	254,328	169,088

	4,964,437	5,325,819

Less current portion	811,166	776,866

Long-term portion	$4,153,271	$4,548,953

(1)	In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds were held by the trustee, Bank One, Arizona until such time as invoices for building construction and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. The Bonds consist of $3.9 million Series A and $675,000 Taxable Series B which, as of July 31, 2001, carried interest rates of 3.0 % and 3.9%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit is guaranteed by the Company.

         Aggregate annual maturities of long-term debt for the years ending July 31 are as follows:

2002	$811,166

2003	538,805

2004	459,530

2005	425,784

2006	425,784

2007 and beyond	2,303,368

Total	4,964,437

Less current portion	811,166

Long-term portion	$4,153,271

8. Stock Options and Warrants

         a.     Options — The Company adopted the 1997 Stock Option Award Plan, which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors of the Company to purchase up to 1,000,000 shares of the Company’s common stock. On December 7, 2000, the plan was amended to increase the authorized number of shares to 3,000,000. The options are issuable at an exercise price no less than market value at the date of grant. Options may be exercised up to five to ten years from the date of grant. In fiscal 1999, 2000 and 2001, the Company granted 74,900, 285,000 and 354,800 options, respectively, to employees. At July 31, 2001, 1,470,400 shares were available for grant under this plan.

         The Company adopted a Stock Option Award Plan that became effective on September 1, 1988, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of the Company’s common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options are issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to five to ten years from the date of grant. At July 31, 2001, no shares were available for grant under this plan.

         The Company adopted a Non-Employee Directors Stock Option Plan that became effective October 20, 1989, authorizing the Board of Directors to grant options of 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options are issuable at an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 2001, 150,000 shares were available for grant under this plan.

         A summary of the status of the option plans as of July 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,576,354	$5.07	2,306,678	$5.41	2,275,918	$5.25

Granted	354,800	2.64	513,000	3.25	419,500	7.40

Exercised	(249,752)	1.19	(30,524)	4.85	(115,667)	2.61

Cancelled	(583,459)	5.27	(212,800)	4.37	(273,073)	6.34

Outstanding at end of year	2,097,943	5.07	2,576,354	5.07	2,306,678	5.41

Options exercisable at year-end	1,386,321	5.94	1,877,559	5.25	1,488,078	5.98

         The following table summarizes information regarding stock options outstanding as of July 31, 2001:

Options Outstanding				Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	At	Remaining	Exercise	at	Exercise
Exercise Prices	July 31, 2001	Contractual Life	Price	July 31, 2001	Price

2.24 – 3.00	343,510	8.5	2.61	36,710	2.78

3.01 – 4.50	670,797	7.3	3.29	309,474	3.35

4.51 – 6.00	402,877	5.8	5.58	401,377	5.58

6.01 – 8.00	479,759	4.9	6.84	479,759	6.84

8.01 – 9.92	201,000	7.4	9.88	159,001	9.88

2.24 – 9.92	2,097,943	6.7	5.07	1,386,321	5.94

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation cost has been recognized for its stock-based employee compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company’s net (loss) income attributable to common shareholders and (loss) income per share attributable to common shareholders for the years ended July 31, 2001, 2000 and 1999 would have been (increased) reduced to the pro forma amounts indicated below, followed by the model assumptions used:

	July 31,

	2001	2000	1999

Net (loss) income attributable to common shareholders:

As reported	$(6,314,000)	$2,932,000	$(1,967,000)

Pro forma	$(6,920,000)	$2,210,000	$(2,838,000)

Net (loss) income attributable to common shareholders per basic share outstanding:

As reported	$(.15)	$.07	$(.05)

Pro forma	$(.16)	$.05	$(.07)

Black-Scholes model assumptions:

Risk-free interest rate	4.8%	5.3%	4.4 - 4.5%

Expected volatility	74%	78%	82%

Expected term (in years)	9.3	8.5	6.9

Dividend yield	0%	0%	0%

         b.     Warrants — The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided and purchases of the Company’s stock. Activity related to such warrants, which expire at various dates through September 2005, is summarized as follows:

	Number of	Warrant Price
	Shares	Per Share

Outstanding, August 1, 1998	1,143,406	$3.00 - 9.915

Exercised	(35,975)	$3.00

Outstanding, July 31, 1999	1,107,431	$3.00 - 9.915

Exercised	(49,074)	3.00

Issued	10,000	4.90

Outstanding, July 31, 2000	1,068,357	$3.00 - 9.915

Issued	15,000	4.00 - 5.00

Exercised	(149,870)	3.00

Expired	(908,487)	3.00 - 9.915

Outstanding, July 31, 2001	25,000	$4.00 - 5.00

         c.     Stock Purchase Plan — During fiscal year 2001, the Company established the Zila, Inc. Employee Stock Purchase Plan whereby it is authorized, as July 31, 2001, to issue up to 2 million shares of common stock to its employees, nearly all of whom are eligible to participate. Eligible employees may have up to 18% of eligible compensation deducted from their pay and applied to the purchase of shares of common stock. The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the common stock at the beginning or the end of the purchase term. As of July 31, 2001, the Company sold 12,577 shares to employees.

9. Income Taxes

         The consolidated income tax (benefit) provision consists of the following for the years ended July 31:

	2001	2000	1999

Current:

Federal		$154,000	$63,000

State		60,000	11,000

Total current		214,000	74,000

Deferred:

Federal	$(272,000)	1,314,000	(570,000)

State	(63,000)	232,000	(100,000)

Total deferred	(335,000)	1,546,000	(670,000)

Total consolidated income tax (benefit) provision	$(335,000)	$1,760,000	$(596,000)

         The reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

	2001	2000	1999

Federal statutory rate	(34)%	34%	(34)%

Adjustments:

State income taxes — net of federal benefit	(1)	10	(6)

Effect of foreign tax rates	1	2

Non-deductible meal and entertainment expenses	1	1	4

Non-deductible acquisition expenses and other			16

Non-deductible intangible amortization	7	9	23

Non-deductible goodwill related to sale of assets		14

Increase (decrease) in valuation allowance	21	(32)	(26)

Effective tax rate	(5%)	38%	(23)%

         The components of the Company’s deferred income tax assets and liabilities for the years ended July 31 are shown below:

	2001	2000	1999

Deferred income tax assets:

Net operating loss carryforwards	$5,563,000	$3,767,000	$6,635,000

Allowance for obsolete or discontinued inventory	74,000	59,000	164,000

Alternative minimum tax credit	154,000	154,000

Book basis vs. tax basis differences	(392,000)	(547,000)	370,000

Reserve for litigation	40,000	16,000	29,000

Allowance for doubtful accounts	123,000	136,000	151,000

Accrued vacation	143,000	93,000	78,000

Accrued bonus		264,000	32,000

Other	165,000	156,000	107,000

Total deferred income tax assets	5,870,000	4,098,000	7,566,000

Valuation allowance	(2,370,000)	(948,000)	(3,860,000)

Net deferred income tax assets	$3,500,000	$3,150,000	$3,706,000

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. The Company has offset its net deferred tax assets with a valuation allowance due to the Company’s lack of earnings history. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

         At July 31, 2001, the Company recorded an income tax benefit of $335,000. The Company recorded income tax expense of $1.8 million at July 31, 2000, which is net of $2.9 million in income tax benefit resulting from the reversal of a valuation allowance ($1 million of which was attributable to the exercise of common stock options and therefore credited to capital in excess of par value).

         At July 31, 2001, the Company had federal net operating loss carryforwards totaling approximately $14,331,000 that expire, if not previously utilized, from 2007 through 2022. Net operating loss carryforwards for state income tax purposes, totaling approximately $4,733,000, must be utilized within five years of the date of their origination, and expire from 2002 through 2006.

10. Convertible Preferred Stock

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

11. Treasury Stock

         During the quarter ended January 31, 2000, the Company began acquiring shares of its common stock in conjunction with a stock repurchase program announced in November 1999. That program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2001, the Company purchased 195,000 shares of common stock at an aggregate cost of $535,120.

12. Other Comprehensive (Loss) Income

Statements of Comprehensive (Loss) Income

	Years Ended July 31,

	2001	2000	1999

Net (loss) income	$(6,313,823)	$2,932,027	$(1,966,982)
Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	75,810	75,166

Unrealized holding losses on securities arising during the period	—	(3,500)	—

Reclassification of holdings losses included in net loss	3,500	—	—

Other comprehensive income	79,310	71,666	—

Comprehensive (loss) income	$(6,234,513)	$3,003,693	$(1,966,982)

         The changes in the components of other comprehensive income were as follows:

	Foreign Currency	Unrealized Holding (Loss)	Accumulated Other
	Translation	Gains on	Comprehensive
	Adjustments	Securities	Income

Balance at August 1, 1999	—	—	—

Other comprehensive income (loss)	$75,166	$(3,500)	$71,666

Balance at July 31, 2000	75,166	(3,500)	71,666

Other comprehensive income	75,810	3,500	79,310

Balance at July 31, 2001	$150,976	—	$150,976

13. Commitments and Contingencies

         In June 1992, the Company entered into an agreement with Daleco Capital Corporation to form a limited partnership known as Daleco Zila Partners II, L.P. (the “Partnership”). The Company and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000. At July 31, 2001, approximately $1,820,000 has been spent.

         The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company’s products, until such time as three times the amount of funds expended on the Company’s marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $15,000, $16,000 and $31,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

         In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. Royalty expense to Tinnell for the years ended July 31, 2001, 2000 and 1999 was $38,000, $449,916 and $390,170, respectively.

         In September 2000, counsel advised Zila that its obligation to pay royalties to Tinnell, under a 1980 agreement ceased as of August 25, 1998 when the patent expired. In September 2000, Zila gave notice to Tinnell that it would not continue paying such royalties and requested reimbursement of royalties paid since August 1998. After attempts to settle the matter failed, Zila filed suit in the Federal District Court for the District of Nevada (Zila, Inc. v. James E. Tinnell, No. CV-S-00-1344), requesting a declaratory judgment that it had no royalty obligations to Tinnell after August 1998 and judgment for the overpaid royalties.

         Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980’s. Counsel have advised Zila that, based on their investigations and discovery to date, that (1) the counterclaim for royalties is without merit and (2) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation.

         The Company is pursuing approval of a New Drug Application (“NDA”) with the FDA for OraTest®. The initiation of the marketing of OraTest® in the United States is dependent upon the approval of the NDA by the FDA. During 1994, the FDA approved the Company’s application for an Investigational New Drug for OraTest, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November 1998, the FDA notified the Company that the OraTest® NDA was being given “priority review,” which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA’s Oncologic Drugs Advisory Committee (the “Committee”) met to review the OraTest® NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, Company representatives engaged in a dialog with the FDA, culminating in meetings at the agency in 1999 and 2000.

         On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest® NDA that prevented the FDA from approving the product at that time. The FDA’s letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, the Company contracted with ILEX™ Oncology Services, Inc. (“ILEX”), a wholly-owned subsidiary of ILEX™ Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company’s pursuit of regulatory approval for the OraTest® oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required clinical study associated with the Company’s ongoing efforts to obtain FDA approval of OraTest®. Current commitments under the ILEX agreement include a monthly installment payment of $76,000 plus reimbursement for out of pocket expenses as they occur during the course of the study. The contract or any workplan may be terminated at any time by Zila upon not less than 90 days prior written notice of termination to ILEX. If the agreement is so terminated, Zila shall pay ILEX any amount owed, but not yet paid, for work performed prior to the date of termination.

         The Company leases offices, warehouse facilities and certain equipment, under operating leases that expire through 2006. Future minimum lease payments under these non-cancelable leases are as follows:

2002	$492,464

2003	489,881

2004	501,499

2005	310,632

2006	111,919

Total	$1,906,395

         Rent expense for the years ended July 31, 2001, 2000 and 1999 totaled $475,230, $352,502 and $340,170, respectively.

         The Company and certain officers of the Company were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of the Company’s securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on the Company’s financial statements.

         On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” At that time, the Commission stated it was investigating, inter alia, whether there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® NDA and whether the FDA would subsequently approve the NDA. The Company has cooperated with the Commission in its investigation. The Company and Mr. Hines, its President, are engaged in settlement discussions with the staff of the Commission.

         The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14. Employee Benefit Plan

         During fiscal year 2001, the Company has made available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the “Zila Plan”). Participants may contribute, through payroll deductions, up to 15% of their basic compensation not to exceed Internal Revenue Code limitations. The Company may make matching or profit sharing contributions to the Zila Plan. During 2001, 2000 and 1999, the Company contributed approximately $296,000, $293,000 and $62,000, respectively, to the Zila Plan. Prior to fiscal year 2000, eligible Oxycal employees participated in a different 401(k) defined contribution plan (the “Oxycal Plan”) whereby an employee could contribute up to a certain maximum amount each year. During the 1999 fiscal year, Oxycal contributed approximately $60,488 to the Oxycal Plan. Effective July 1, 1999, the Oxycal Plan was merged into the Zila Plan.

15. Segment Information

         The Company is organized into four major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following reporting segments for purposes of applying SFAS No. 131: Consumer which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional which includes Peridex®, Pro-Ties™, OraTest®, and the IST line of products; Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply; and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to the manufacturing facility for Zila Tolonium Chloride and ongoing OraTest® capital expenditures and clinical study have been combined with the Corporate segment. The Dental Imaging and Dental Software businesses, sold in fiscal year 2000, are combined into the Other segment. Prior to August 1, 2000, the Consumer and Professional segment were combined and shown as the Pharmaceutical segment. The Professional segment was removed from the Pharmaceutical segment as a result of the change in management reporting structure. Previous segment disclosures have been restated to reflect this presentation.

         The table below presents information about reported segments for the three years ended July 31 (in thousands):

			Dental
	Consumer	Professional	Supply	Nutraceuticals	Corporate	Other	Total
Net revenues:

2001	$11,816	$4,847	$41,630	$15,432			$73,725

2000	11,724	5,194	39,817	19,138		1,708	77,581

1999	9,131	9,328	31,534	15,005		6,297	71,295

Income (loss) before income taxes:

2001	3,950	(2,778)	(129)	1,173	(8,865)		(6,649)

2000	4,047	(2,940)	290	5,848	(6,674)	4,121	4,692

1999	2,365	513	658	3,003	(5,949)	(3,153)	(2,563)

Identifiable assets:

2001	3,197	14,576	12,033	33,769	12,982		76,557

2000	3,265	10,545	12,292	32,644	18,487	478	77,711

1999	2,289	10,869	10,413	29,797	18,583	4,605	76,556

Capital expenditures:

2001	42	101	274	2,108	73		2,598

2000	195	441	237	4,200		125	5,198

1999	13	681	115	790		164	1,763
Depreciation and amortization:

2001	78	1,167	268	1,159	853		3,525

2000	46	998	300	1,021	968	145	3,478

1999	46	987	293	833	897	526	3,582

         Revenues from customers attributed to all foreign countries from which the Company derives revenue were $5,646,000, $5,681,000, and $2,934,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

16. Quarterly Financial Data (Unaudited)

         Quarterly financial information is presented in the following summary:

	2001

	Quarters Ended

	October 31	January 31	April 30	July 31

Net revenues	$18,836,235	$18,557,361	$16,233,762	$20,097,565

Gross profit	8,720,572	8,277,662	6,294,542	9,007,064

Net (loss) income	(162,555)	(1,626,431)	(5,092,959)	568,122

Net (loss) income per share — basic	(0.00)	(0.04)	(0.12)	0.01

Net (loss) income per share — diluted	(0.00)	(0.04)	(0.12)	0.01

	2000

	Quarters Ended

	October 31	January 31	April 30	July 31

Net revenues	$19,171,593	$20,216,797	$19,422,777	$18,769,741

Gross profit	9,669,362	9,850,710	9,311,819	8,744,626

Net (loss) income	(51,382)	1,964,252	16,413	1,002,744

Net (loss) income per share — basic	0.00	0.05	0.00	0.02

Net (loss) income per share — diluted	0.00	0.05	0.00	0.02

INDEX TO EXHIBITS

Exhibit
Number	Description	Method of Filing

3-A	Certificate of Incorporation, as amended	A

3-B	Bylaws	A

3-C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C

3-D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	*

4-A	Specimen Stock Certificate	A

10-A	Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A

10-B	Stock Option Award Plan (as amended through April 10, 1991)	B

10-C	Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)	B

10-L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A

10-M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A

10-N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA.	H

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA.	H

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA.	H

10-S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA.	I

10-T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA.	J

10-U	1997 Stock Option Award Plan (as amended through September 13, 2001)	G

10-V	Employee Stock Purchase Plan	F

10-W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc.	K

21	Subsidiaries of Registrant	D

23	Consent of Deloitte & Touche LLP (regarding Form S-8 Registration Statements)	*

24-A	Power of Attorney of Joseph Hines	L

24-B	Power of Attorney of Bradley C. Anderson	L

24-C	Power of Attorney of Carl A. Schroeder	L

24-D	Power of Attorney of Michael S. Lesser	L

24-E	Power of Attorney of Curtis M. Rocca	L

24-F	Power of Attorney of Christopher D. Johnson	L

24-G	Power of Attorney of Kevin J. Tourek	L

*	Filed herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998

E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000

F	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54958 dated February 5, 2001

G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

I	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2001

J	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2001

K	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001 located on signature page.