Form 10-Q
period 2001-10-31
ZILA INC
filed 2001-12-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-17521

ZILA, INC

(Exact Name of Registrant as Specified In Its Charter)

Delaware	86-0619668

State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona	85014

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (602) 266-6700

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         At October 31, 2001, the number of shares of common stock outstanding was 43,653,727.

Exhibit Index 20
Total pages 20

		Page no.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets as of October 31, 2001 and July 31, 2001	3

	Condensed consolidated statements of operations for the three months ended October 31, 2001 and 2000	4

	Condensed consolidated statements of cash flows for three months ended October 31, 2001 and 2000	5

	Notes to condensed consolidated financial statements	6-12

Item 2.	Management’s discussion and analysis of financial condition and results of operations	13-18

Item 3	Quantitative and qualitative disclosures about market risk	18

Part II	OTHER INFORMATION

Item 1.	Legal proceedings	18-19

Item 5.	Other information	19

Item 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES	20

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	October 31, 2001	July 31, 2001

CURRENT ASSETS:

Cash and cash equivalents	$1,308,342	$1,651,266

Trade receivables — net	9,521,016	10,412,372

Inventories — net	15,971,180	17,751,148

Prepaid expenses and other current assets	2,906,496	2,254,764

Total current assets	29,707,034	32,069,550

PROPERTY AND EQUIPMENT — net	9,682,730	9,843,103

PURCHASED TECHNOLOGY RIGHTS — net	5,055,425	5,164,535

GOODWILL — net	12,793,501	12,894,874

TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	12,725,076	12,721,567

OTHER ASSETS	3,901,297	3,863,500

TOTAL	$73,865,063	$76,557,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$5,303,833	$5,331,668

Accrued liabilities	3,328,398	3,379,472

Short-term borrowings	5,079,388	6,160,947

Current portion of long-term debt	469,826	811,166

Total current liabilities	14,181,445	15,683,253

LONG-TERM DEBT — net of current portion	4,017,427	4,153,271

Total liabilities	18,198,872	19,836,524

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500

Common stock, $.001 par value — authorized 65,000,000 shares, issued 43,653,727 shares	43,654	43,654

Capital in excess of par value	79,930,094	79,930,094

Accumulated other comprehensive income	117,177	150,976

Accumulated deficit	(24,352,114)	(23,331,499)

Common stock in treasury, at cost, 195,000 shares	(535,120)	(535,120)

Total shareholders’ equity	55,666,191	56,720,605

TOTAL	$73,865,063	$76,557,129

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended October 31,

	2001	2000

NET REVENUES	$19,704,252	$18,836,235

OPERATING COSTS AND EXPENSES:

Cost of products sold	11,160,536	10,115,663

Selling, general and administrative	7,905,852	7,339,277

Research and development	567,689	363,867

Impairment charge		310,000

Depreciation and amortization	889,555	841,389

	20,523,632	18,970,196

LOSS FROM OPERATIONS	(819,380)	(133,961)

OTHER INCOME (EXPENSE):

Interest income	34,964	59,066

Interest expense	(190,253)	(22,977)

Other expense	(16,699)	(64,683)

	(171,988)	(28,594)

LOSS BEFORE INCOME TAXES	(991,368)	(162,555)

INCOME TAX EXPENSE	—	—

NET LOSS	$(991,368)	$(162,555)

NET LOSS PER SHARE:

BASIC	$(0.02)	$(0.00)

DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC	43,458,727	43,335,050

DILUTED	43,458,727	43,335,050

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended October 31,

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(991,368)	$(162,555)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	889,555	841,389

Impairment of asset	—	310,000

Deferred income taxes and other	(72,407)	44,370

Change in assets and liabilities:

Receivables — net	891,356	(1,230,058)

Inventories	1,779,968	(2,961,083)

Prepaid expenses and other assets	(689,529)	(160,005)

Accounts payable and accrued liabilities	(108,156)	(1,860,405)

Net cash provided by (used in) operating activities	1,699,419	(5,178,347)

INVESTING ACTIVITIES:

Purchases of property and equipment	(112,992)	(1,704,646)

Purchases of intangible assets	(370,608)	(261,394)

Net cash used in investing activities	(483,600)	(1,966,040)

FINANCING ACTIVITIES:

Net (repayments) proceeds from short-term borrowings	(1,081,559)	2,217,857

Net proceeds from issuance of common stock		449,609

Cash released by trustee		507,489

Principal payments on long-term debt	(477,184)	(133,506)

Net cash (used in) provided by financing activities	(1,558,743)	3,041,449

NET DECREASE IN CASH AND CASH EQUIVALENTS	(342,924)	(4,102,938)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,651,266	5,558,487

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,308,342	$1,455,549

CASH PAID FOR INTEREST	$136,319	$25,019

CASH PAID FOR INCOME TAXES	$10,481	$32,068

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”) which does business under the name Zila Dental Supply, Zila Technologies, Inc., formerly Cygnus Imaging, Inc. (“Cygnus”), Zila Swab Technologies, Inc. dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report to shareholders for the fiscal year ended July 31, 2001. All significant intercompany balances and transactions are eliminated in consolidation.

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

On February 5, 2001, the Company acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies and is combined in the Professional Products segment. Zila paid approximately $2.4 million in a combination of cash and preferred stock for the unit (See Note 8).

The cash flows used to measure long-lived assets related to OraTest® are dependent upon obtaining FDA approval and generating sufficient revenues from sales of OraTest®. The rigorous clinical testing and an extensive regulatory approval process mandated by the Food and Drug Administration (the “FDA”) and equivalent foreign authorities before the Company can market any new drug can take a number of years and require the expenditure of substantial resources. The Company will require additional financing to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company currently has net intangible assets related to OraTest® recorded as of October 31, 2001, of $6.5 million.

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products during the prior fiscal year. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, the Company purchased a large amount of inventory in fiscal year 2001, of which $4.6 million remains as of October 31, 2001. The ultimate probable future economic benefit associated with such inventory is contingent on the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

The measurement of long-lived assets related to Peridex® is dependent on the Company’s ability to achieve its forecast of estimated cash flows. The Company currently has net intangible assets related to Peridex®, recorded as of October 31, 2001, of $7.9 million.

2.	NET LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	Three months ended October 31,

	2001	2000

Net loss	$(991,368)	$(162,555)

Average outstanding common shares	43,458,727	43,335,050

Basic net loss per share	$(0.02)	$(0.00)

Diluted net loss per share:

Net loss available for diluted earnings	$(991,368)	$(162,555)

Average outstanding and potentially dilutive common shares	43,458,727	43,335,050

Diluted net loss per share	$(0.02)	$(0.00)

Since a loss was incurred for the quarters ended October 31, 2001 and 2000, convertible preferred stock, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

3.	INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2001	2001

Finished goods	$10,138,694	$10,965,370

Raw materials	6,162,414	7,052,981

Inventory reserves	(329,928)	(267,203)

	$15,971,180	$17,751,148

4.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended October 31, 2001, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In the three months ended October 31, 2000, the Company recorded no tax benefit or expense as its effective tax rate for the fiscal year was estimated to be at or near zero.

The Company has recorded total deferred tax assets of $6.0 million and a valuation allowance against the deferred tax assets of $2.5 million. The Company has offset its total deferred tax assets with a valuation allowance due to the Company’s lack of earnings history. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. However, continued actual or forecast losses could result in additional valuation allowances in the future.

5.	DEBT

On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million. The amount of funds available to the Company under the Line is based upon a percentage of the value of eligible receivables and inventory (excluding the inventory of Zila Dental Supply) and was $7.6 million, of which, borrowings of $5.1 million were outstanding at October 31, 2001.

The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At October 31, 2001, the Company was in compliance with the covenant. The obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

6.	ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

As discussed in Note 7, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to that date, the Company accounted for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicated that the book value of the asset was not recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000, in the Nutraceuticals segment, to write down the carrying amount of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in February 2001.

7.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for the Company in the third quarter of 2002. The implementation of this consensus will require the Company to change the way it classifies certain sales incentives, which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates will be recorded as a reduction of net sales. The cost of free products will be recorded as a reduction of products sold. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

In April 2001, the EITF issued Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF 00-25 will be effective for the Company in the third quarter of 2002. The Company is in the process of analyzing the impact that this statement will have on the financial statements.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS 144 effective August 1, 2001 and, as a result of its adoption, the Company will reflect the recently sold operations of Zila Dental Supply as discontinued operations in its second quarter of fiscal 2002 (see Note 12).

The Company’s policy is to review the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of long-lived assets, management’s policy is to compare the carrying amounts of such assets (or asset group) with the estimated net present value of future cash flows.

8.	CONVERTIBLE PREFERRED STOCK

On February 1, 2001, the Company issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of the Company’s common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. No dividends were paid during the quarter ended October 31, 2001. Holders of the preferred shares have no voting rights except as required by applicable law. The Company has accrued dividends of $9,750 for the quarter ended October 31, 2001 and has accumulated accrued dividends of $29,250.

9.	SEGMENT INFORMATION

The Company is organized into four major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional, which includes Peridex®, the Pro-Series line of products including Pro-Ties™, OraTest®, and the IST line of products; Dental Supply, which includes Bio-Dental Technologies Corporation and Ryker Dental of Kentucky, Inc. (a subsidiary of Bio-Dental Technologies Corporation) which does business under the name Zila Dental Supply (see Note 12); and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to the manufacturing facility for Zila Tolonium Chloride and the ongoing OraTest® clinical study have been combined with the Corporate segment.

The table below presents information about reported segments as of and for the three months ended October 31 (in thousands):

			Dental
	Consumer	Professional	Supply	Nutraceuticals	Corporate	Total
Net revenues:

2001	$2,843	$1,433	$10,713	$4,715	$0	$19,704

2000	$3,721	$1,177	$10,174	$3,764	$0	$18,836

Income (loss) before income taxes:

2001	916	(446)	(7)	557	(2,001)	(981)

2000	1,975	(887)	41	176	(1,468)	(163)

Depreciation and amortization:

2001	18	307	55	307	203	890

2000	19	247	69	264	242	841

Total assets:

2001	2,376	14,232	11,187	32,585	13,485	73,865

2000	3,381	10,492	11,655	37,165	15,574	78,267

10.	COMMITMENTS AND CONTINGENCIES

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

On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” At that time, the Commission stated it was investigating, inter alia, whether there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® New Drug Application (“the NDA”) and whether the FDA would subsequently approve the NDA. The Company has cooperated with the Commission in its investigation. The Company, Mr. Hines, its Chairman and President, and the staff of the Commission have reached a tentative settlement of this matter, which is now subject to the approval of the Commission.

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

11.	COMPREHENSIVE LOSS

Statements of Comprehensive Loss

	Three months ended October 31,

	2001	2000

Net loss	$(991,368)	$(162,555)

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustment	(33,799)	45,728

Unrealized holding losses on securities arising during the period		(1,250)

Other comprehensive (loss) income	(33,799)	44,478

Comprehensive loss	$(1,025,167)	$(118,077)

12.	SUBSEQUENT EVENTS

In November and December 2001, the Company announced the sales of substantially all of the assets and certain liabilities of its Zila Dental Supply reporting segment. Total gross proceeds (excluding liabilities not assumed) from the sales are estimated to be approximately $13.8 million in a combination of cash and notes. The division’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash and the mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA. for approximately $8.0 million in short and long-term notes. Approximately $5.7 million of the $8.0 million purchase price is due and payable on or before January 11, 2002. The proceeds from these two transactions are subject to certain post-closing adjustments. The required pro forma financial statements will be filed by February 4, 2002.

On December 5, 2001, the Company announced the acquisition of the world marketing rights (excluding the Pacific Rim) for the ViziLite™ chemiluminescent light technology from Trylon Corporation of Torrance, CA. Under the transaction, the Company will issue 750,000 of Rule 144 restricted shares of common stock and up to 1,250,000 additional shares, whereby such restrictions will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones. In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent in the first five years, and five percent in the next five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

ZILA, INC. AND SUBSIDIARIES

Forward Looking Information

         This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the Company’s control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.

         Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) the Company’s failure to maintain compliance with the covenants of its outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry, the dental supplies and equipment industry and the consumer oral care, OTC and prescription industries; (iii) the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory; (iv) increased competition from current competitors and new market entrants; (v) adverse publicity regarding the industries where the Company markets its products; (vi) the Company’s dependence upon its ability to develop new products; (vii) the Company’s ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising or rebates; (ix) adverse changes in government regulations; (x) exposure to product liability claims; (xi) dependence on significant customers; (xii) the Company’s ability to keep and attract key management employees; (xiii) the Company’s inability to manage growth and execute its business plan; (xiv) sales and earnings volatility; (xv) volatility of the stock market; (xvi) the Company’s reliance on independent brokers to sell many of its products; (xvii) the inability of the Company to protect its intellectual property; and (xviii) a general downturn in the national economy as a whole.

         Included among the factors affecting OraTest® are (i) the FDA’s ultimate decision regarding OraTest®; (ii) the length and expense of the new clinical study and the FDA review process; (iii) the limitations on indicated uses for which OraTest® may be marketed; and (iv) if approved, the market reception to OraTest® and any post-marketing reports or surveillance programs to monitor usage or side effects of OraTest®. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company’s future results, please refer to the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2001 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical, dental and nutritional products. During the quarter ended October 31, 2001, the Company had four major product groups: Consumer Pharmaceuticals, Professional Pharmaceutical Products, Dental Supplies and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Professional Pharmaceuticals group includes Peridex® prescription mouth rinse, OraTest®, an oral cancer detection system, the Pro-Series line of products, including Pro-Ties™, a bundling system for instrument sterilization and the plastic molded products from Innovative Swab Technologies (“IST”). The Dental Supply group includes Zila Dental Supply, a national distributor of professional dental supplies. The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal (“Inter-Cal”) subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx™ botanical line of products.

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

         In November and December 2001, the Company announced the sales of substantially all of the assets and certain liabilities of its Zila Dental Supply reporting segment. Total gross proceeds (excluding liabilities not assumed) from the sales are estimated to be approximately $13.8 million in a combination of cash and notes. The division’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash and the mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA. for approximately $8.0 million in short and long-term notes. Approximately $5.7 million of the $8.0 million purchase price is due and payable on or before January 11, 2002. The proceeds from these two transactions are subject to certain post-closing adjustments. The required pro forma financial statements will be filed by February 4, 2002.

         On December 5, 2001, the Company announced the acquisition of the world marketing rights (excluding the Pacific Rim) for the ViziLite™ chemiluminescent light technology from Trylon Corporation of Torrance, CA. Under the transaction, the Company will issue 750,000 of Rule 144 restricted shares of common stock and up to 1,250,000 additional shares, whereby such restrictions will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones. In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent in the first five years, and five percent in the next five years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

         Total net revenues increased 4.6% to $19.7 million for the quarter ended October 31, 2001, compared to revenues of $18.8 million during the first quarter of the prior fiscal year.

         Net revenues for Zila Dental Supply increased 5.3% to $10.7 million for the quarter ended October 31, 2001, compared to $10.2 million for the corresponding fiscal quarter in 2001. This increase was primarily due to an increase in sales of full service supplies and equipment sales. Consumer Pharmaceuticals had net revenues of $2.8 million for the quarter ended October 31, 2001, a 23.6% decline over the $3.7 million recorded during the corresponding quarter last year. The decrease was due primarily to increased promotional discounts offered to customers in the previous year period coupled with the adverse affects on consumer demand caused by the events of September 11, 2001 during the current quarter.

         Net revenues for Professional Pharmaceuticals (including sales of OraTest®) were $1.4 million, a 21.7% increase from the $1.2 million recorded during the prior year quarter. The increase was due primarily to the inclusion of the sales for the new IST division of $296,000 (excluding $199,000 of interdivisional sales). Sales of Peridex® decreased 8% due to increased pricing pressures and substitutions of generic equivalents. In order to increase the sales of Peridex®, the Company obtained the rights to market Peridex® in certain countries in Western Europe from Proctor and Gamble during the quarter. Sales of the new Pro-Series of products, which are being marketed directly to dental professionals, were adversely affected by the events of September 11, 2001 due to the cancellation of a major trade show for dental professionals and reduced attendance at two subsequent shows. The cancellation caused the introduction of the products to be delayed.

         Net revenues for Inter-Cal for the quarter ended October 31, 2001, were $4.7 million, a 25.3% increase compared to $3.8 million for the corresponding 2001 fiscal quarter. The increase is attributable to increased radio and television advertising of Ester-C® and an increase in sales of saw palmetto products. Inter-Cal’s international sales during the quarter decreased approximately 5.6% compared to the previous year’s first quarter.

         For the quarter ended October 31, 2001, cost of products sold was $11.2 million, a 10.3% increase from the $10.1 million recorded in the quarter ended October 31, 2000. Cost of products sold as a percentage of net revenues increased to 56.6% in the quarter ended October 31, 2001 from 53.7% in the quarter ended October 31, 2000. The increase for the quarter primarily reflects the effect of the addition of IST and the increase in sales of Palmettx™ products. Each product line has a higher cost of sales than the other product lines of the Company.

         Cost of products sold as a percentage of net revenues for Zila Dental Supply increased slightly to 75.1% for the quarter ended October 31, 2001 compared to the 73.8% recorded in the prior year quarter, primarily due to a change in product mix.

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 23.6% in the quarter ended October 31, 2001, from 22.1% in the quarter ended October 31, 2000. The increase for the quarter is the result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 35.1% for the quarter ended October 31, 2001 from 25.1% in the quarter ended October 31, 2000. The increase is due primarily to the higher costs to manufacture IST’s products compared to the other products in the group.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased to 39.1% in the quarter ended October 31, 2001 from 33.4% in the corresponding quarter of the previous year. The increase was caused by a change in the mix of products sold as more of the new Palmettx™ botanical line of products was sold in the current quarter than in the previous year quarter. During the current quarter, Inter-Cal began an aggressive sales campaign to reduce its inventory of Palmettx™ products. This action, along with the competitive marketplace for saw palmetto products, resulted in the sale price of several Palmettx™ products being less than their carrying value. Inter-Cal plans to discontinue the sales campaign and reduce the discounts offered customers at the end of December 2001. However, if Inter-Cal is unsuccessful in its efforts to sell Palmettx at higher prices and continues to sell certain Palmettx product lines below cost, then the Company may be required to take a charge in future quarters for the write-down to net realizable value of the Palmettx inventory. As of October 31, 2001, Inter-Cal had approximately $4.6 million of Palmettx™ inventory (raw material and finished goods).

         The Company incurred selling, general and administrative expenses of $7.9 million, or 40.1% of net revenues during the first quarter of fiscal year 2002, compared to $7.3 million, or 39.0% of net revenue in the same period in fiscal 2001. The increase is due primarily to increased marketing and advertising at Inter-Cal, increased salaries at Zila Dental Supply, the inclusion of the costs at IST and increased legal expenses at Consumer Pharmaceutical.

         Research and development expenses increased $204,000, or approximately 56%, from $364,000 in the first quarter of fiscal year 2001 to $568,000 for the same period in fiscal year 2002. The increase is primarily due to expenses related to the development of new Consumer Pharmaceutical products and the increased costs paid to ILEX Oncology related to the clinical study associated with OraTest®.

         Depreciation and amortization expenses increased slightly to $890,000 in the first quarter of fiscal year 2002 from $841,000 for the same period in fiscal year 2001. The increase is due primarily to the increased depreciation of assets associated with Inter-Cal’s new manufacturing facility and the inclusion of the costs at IST.

         The Company recorded interest expense of $190,000 for the quarter ended October 31, 2001 compared to $23,000 in the same period of the previous year. The increase was attributable to increased bank borrowings and debt obligations during the current quarter as compared to the previous year period.

         At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company’s best estimate of its annual effective tax rate. In the three months ended October 31, 2001, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In the three months ended October 31, 2000, the Company recorded no tax benefit or expense as its effective tax rate for the fiscal year was estimated to be at or near zero. The Company continually analyzes the reasonableness of its reserves against deferred tax assets. If the Company continues to experience losses, additional allowances may be required.

         For the quarter ended October 31, 2001, the Company had a net loss of $991,000 compared to net loss of $163,000 for the prior year quarter. The decrease in profitability is primarily attributable to the decrease in sales and the level of profitability at Consumer Pharmaceuticals, increased research and development expenses and increased interest expense during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2001, the Company’s primary sources of liquidity included cash and cash equivalents of $1.3 million and the line of credit discussed below. Working capital decreased to $15.5 million at October 31, 2001 from $16.4 million at July 31, 2001, and the current ratio increased to 2.1 at October 31, 2001 from 2.0 at July 31, 2001. The primary reason for the decrease in working capital is the decrease in trade receivables, inventory and short-term borrowings during the quarter.

         Net cash provided by operating activities was $1.7 million during the three months ended October 31, 2001, attributable to the net loss of $991,000 plus changes in operating assets and liabilities totaling $1.9 million partially offset by non-cash items of $817,000. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in accounts receivable of $891,000 related to increased collection efforts; (ii) a decrease in inventory of $1.8 million related primarily to the increased sales of Palmettx™ line of products and lower purchases at Zila Dental Supply and Consumer Pharmaceuticals; and (iii) an increase in prepaid expenses and other assets of $690,000 primarily due to the renewal of insurance policies and the deferred financing costs incurred during the period.

         Net cash used in investing activities was $484,000 related primarily to capital purchases, the purchase of the Peridex® distribution rights for Western Europe and patent filings for Inter-Cal.

         Net cash used in financing activities was $1.6 million. Significant changes were: (i) the outstanding balance of the line of credit was reduced by $1.1 million; (ii) the building loan with Bank One of approximately $277,000 was paid in full; and (iii) the bonds payable related to the new Inter-Cal facility was reduced by approximately $100,000.

         At October 31, 2001, the Company had income tax net operating loss carryforwards of approximately $15 million, which expire in years 2007 through 2022.

         On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million. The amount of funds available to the Company from the Line is based upon a percentage of the value of eligible receivables and inventory (excluding the inventory of Zila Dental Supply) and was $7.6 million, of which, borrowings of $5.1 million were outstanding at October 31, 2001.

         The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At October 31, 2001, the Company was in compliance with the covenant. The obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

         During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction and new equipment were submitted for payment. The Bonds consisted of $3.9 million Series A and $575,000 of Taxable Series B, which, as of October 31, 2001 carried interest rates of 2.4% and 2.6%, respectively and have a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila guarantees the letter of credit.

         On November 5, 2001, the Company received approximately $5.8 million in cash from the sale of the full service assets of its Zila Dental Supply division and paid down its line of credit with Congress in full. The Company is expected to receive approximately $5.7 million of the $8.0 million sales price related to the sale of the mail order business no later than January 11, 2002 (see Note 12).

         The Company believes that cash generated from its operations, the sale of the full-service assets of Zila Dental Supply, its investing activities and the availability of cash under its line of credit are sufficient to finance its current level of operations and anticipated capital expenditures. The Company will require additional financing to support the production and future OraTest® clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurance that such funds will be available on terms acceptable to the Company.

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

         The Company is exposed to interest rate fluctuations on its Industrial Development Revenue Bonds and the line of credit with Congress as the interest charged is based on variable rates. The Bonds bear interest based on a floating rate and adjusted weekly by Banc One Capital Markets. Interest on the outstanding balance of the line of credit is charged at the Index plus 3/4%. The Company does not trade in derivative financial instruments. The Company does not believe that near-term changes in foreign currency exchange rates or interest rates will have a material effect on its future earnings, fair values or cash flows.

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

         On September 8, 1999, the Securities and Exchange Commission (the “Commission”) entered an order directing an investigation entitled “In the Matter of Zila, Inc.” At that time, the Commission stated it was investigating, inter alia, whether there were false and misleading statements in press releases, filings with the Commission, or elsewhere concerning the prospects that the Oncologic Drugs Advisory Committee for the FDA would recommend approval of the OraTest® New Drug Application (the “NDA”) and whether the FDA would subsequently approve the NDA. The Company has cooperated with the Commission in its investigation. The Company, Mr. Hines, its Chairman and President, and the staff of the Commission have reached a tentative settlement of this matter, which is now subject to the approval of the Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

In November and December 2001, the Company sold substantially all of its assets and certain liabilities of its Zila Dental Supply division. Total gross proceeds from the sales will be approximately $13.8 million in a combination of cash and notes. The division’s full service operations were sold to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) and the mail order operations were sold to PracticeWares, Inc. of Sacramento, CA. The gross proceeds are subject to certain post-closing adjustments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

99.1	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc.

99.2	Press Release, dated December 5, 2001

99.3	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc.

99.4	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation (Western) and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of KY, and Inter-Cal Corporation, Inc. (previously filed with Form 8-K on August 27, 2001)

(b)	Reports on Form 8-K

During the quarter ended October 31, 2001, the Company filed Current Reports on Form 8-K containing information pursuant to Item 5 (“Other Events”), dated August 27, 2001, announcing that certain of its operating subsidiaries (collectively, the “Borrower”) and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement whereby Congress will provide a $12 million revolving line of credit to the Borrower.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2001	By:/s/Joseph Hines Joseph Hines President, Chairman of the Board (Principal Executive Officer)

By:/s/Bradley C. Anderson Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

Exhibit Index

Exhibit Number	Description

99.1	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc.

99.2	Press Release, dated December 5, 2001

99.3	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc.

99.4	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation (Western) and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of KY, and Inter-Cal Corporation, Inc. (previously filed with Form 8-K on August 27, 2001)