Form 10-Q
period 2002-01-31
ZILA INC
filed 2002-03-18
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_____________
FORM 10-Q

(Mark One)

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002 or

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________________to_________________________________________________

Commission file number 0-17521

ZILA, INC.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0619668 (I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona	85014

(Address of Principal Executive Offices)	(Zip Code)

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

         At January 31, 2002, the number of shares of common stock outstanding was 45,666,160.

Exhibit Index 24
Total pages 25

		Page no.
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets as of January 31, 2002 and July 31, 2001	3

	Condensed consolidated statements of operations for the three months and six months ended January 31, 2002 and 2001	4

	Condensed consolidated statements of cash flows for six months ended January 31, 2002 and 2001	5

	Notes to condensed consolidated financial statements	6-14

Item 2.	Management’s discussion and analysis of financial condition and results of operations	15-22

Item 3.	Quantitative and qualitative disclosures about market risk	22

Part II.	OTHER INFORMATION

Item 1.	Legal proceedings	23

Item 2.	Changes in Securities and use of proceeds	24

Item 4.	Submission of matters to a vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES	25

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2002	July 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$431,124	$1,263,935
Trade receivables — net	6,906,428	6,771,668
Inventories — net	9,479,659	11,101,897
Assets of business transferred under contractual arrangements	5,745,892	7,877,217
Assets of discontinued operation		4,155,500
Prepaid expenses and other current assets	3,059,912	1,823,212

Total current assets	25,623,015	32,993,429

PROPERTY AND EQUIPMENT — net	9,210,000	9,456,337
PURCHASED TECHNOLOGY RIGHTS — net	4,946,315	5,164,535
GOODWILL — net	11,989,468	12,383,291
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	15,424,388	12,721,567
OTHER ASSETS	278,127	3,837,970

TOTAL	$67,471,313	$76,557,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,292,614	$2,809,203
Accrued liabilities	3,447,992	2,317,317
Short-term borrowings	2,284,516	6,160,947
Liabilities of business transferred	1,392,024	2,991,175
Liabilities of discontinued operations		730,738
Current portion of long-term debt	469,826	747,648

Total current liabilities	10,886,972	15,757,028

LONG-TERM DEBT — net of current portion	3,845,014	4,079,496

Total liabilities	14,731,986	19,836,524

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,666,160 shares (January 31, 2002 and 43,653,727 (July 31, 2001)	45,666	43,654
Capital in excess of par value	82,931,477	79,930,094
Accumulated other comprehensive income	170,517	150,976
Accumulated deficit	(30,335,713)	(23,331,499)
Common stock in treasury, at cost, 195,000 shares	(535,120)	(535,120)

Total shareholders’ equity	52,739,327	56,720,605

TOTAL	$67,471,313	$76,557,129

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,		Six months ended January 31,

	2002	2001	2002	2001

NET REVENUES	$8,912,374	$8,388,664	$17,903,593	$17,050,631

OPERATING COSTS AND EXPENSES:
Cost of products sold	3,200,546	2,636,459	6,312,481	5,226,116
Selling, general and administrative	6,821,007	5,730,652	12,097,211	10,515,934
Research and development	789,050	1,108,676	1,356,739	1,472,543
Impairment of building				310,000
Depreciation and amortization	864,469	810,095	1,698,868	1,582,962

	11,675,072	10,285,882	21,465,299	19,107,555

LOSS FROM OPERATIONS	(2,762,698)	(1,897,218)	(3,561,706)	(2,056,924)

OTHER INCOME (EXPENSE):
Interest income	16,111	76,207	37,951	116,611
Interest expense	(88,996)	(143,540)	(279,249)	(166,517)
Other (expense) income	(82,629)	9,776	(88,847)	(51,729)

	(155,514)	(57,557)	(330,145)	(101,635)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,918,212)	(1,954,775)	(3,891,851)	(2,158,559)

INCOME TAX (EXPENSE) BENEFIT	(3,179,343)	335,000	(3,189,824)	335,000

NET LOSS FROM CONTINUING OPERATIONS	(6,097,555)	(1,619,775)	(7,081,675)	(1,823,559)

DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued Dental Supply segment	(370,018)	(6,656)	(377,266)	34,573

Gain from disposal of full-service business of Dental Supply segment, net of income tax of $329,149	493,725		493,725

Total gain (loss) from discontinued operations	123,707	(6,656)	116,459	34,573

NET LOSS	(5,973,848)	(1,626,431)	(6,965,216)	(1,788,986)
Preferred stock dividends	9,750		19,500

Net loss attributable to common shareholders	$(5,983,598)	$(1,626,431)	$(6,984,716)	$(1,788,986)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE:
Loss from continuing operations	$(0.13)	$(0.04)	$(0.16)	$(0.04)
Gain from discontinued operations	0.00		0.00

NET LOSS	$(0.13)	$(0.04)	$(0.16)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	44,723,786	43,423,899	44,094,713	43,388,570

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended January 31,

	2002	2001

OPERATING ACTIVITIES:
Net loss	$(6,965,216)	$(1,788,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,698,868	1,582,962
Gain from discontinued operations	(116,459)	(34,573)
Impairment of asset	—	310,000
Deferred income taxes and other	3,579,384	(309,089)
Change in assets and liabilities:
Receivables — net	(134,760)	(804,399)
Inventories	1,622,238	(3,900,518)
Prepaid expenses and other assets	(864,355)	(491,365)
Accounts payable and accrued liabilities	1,575,088	33,833

Net cash provided by (used in) operating activities	394,788	(5,402,135)

INVESTING ACTIVITIES:
Purchases of property and equipment	(283,598)	(2,210,864)
Transfers from discontinued operations	(1,678,058)	(171,691)
Net proceeds from disposition of discontinued operations	5,751,453
Purchases of intangible assets	(654,024)	(449,268)

Net cash provided by (used in) investing activities	3,135,773	(2,831,823)

FINANCING ACTIVITIES:
Net (repayments) proceeds from short-term borrowings	(3,876,431)	1,868,279
Net proceeds from issuance of common stock	25,363	452,609
Acquisition of treasury stock		(125,370)
Cash released by trustee		1,550,719
Principal payments on long-term debt	(512,304)	(246,730)

Net cash (used in) provided by financing activities	(4,363,372)	3,499,507

NET DECREASE IN CASH AND CASH EQUIVALENTS	(832,811)	(4,734,451)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,263,935	5,192,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$431,124	$457,800

CASH PAID FOR INTEREST	$222,484	$144,241

CASH PAID FOR INCOME TAXES	$18,481	$89,686

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock related to ViziLite	$2,978,032

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”) which does business under the name Zila Dental Supply (“ZDS”), Zila Technologies, Inc., Zila Swab Technologies, Inc. dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report to shareholders for the fiscal year ended July 31, 2001. All significant intercompany balances and transactions are eliminated in consolidation.

In November 2001, the Company decided to sell the operations of the ZDS business. These operations were sold during the second fiscal quarter of 2002. The financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the ZDS business as discontinued operations. The historical results of the operations of the ZDS business up to November 2001 and the gain recognized on the components of the sale that have been transacted to date are reported as discontinued operations in the accompanying consolidated financial statements.

In the opinion of management of Zila, Inc. and its subsidiaries (collectively referred to herein as “Zila” or the “Company”), all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated cash flows used to measure long-lived assets for impairment and the estimated net realizable value of inventories and deferred tax assets.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before the Company can market any new drug can take a number of years and require the expenditure of substantial resources. The Company will require additional financing to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company has net intangible assets related to the OraTest® product as of January 31, 2002 of $6.1 million.

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products during the prior fiscal year. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, the Company purchased a large amount of inventory in fiscal year 2001, of which $4.5 million remains as of January 31, 2002. The ultimate probable future economic benefit associated with such inventory is contingent on the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

The measurement of long-lived assets related to the Peridex® product is dependent on the Company’s ability to achieve its forecast of estimated cash flows. The Company currently has net intangible assets related to the Peridex® product as of January 31, 2002, of $7.7 million.

2.	ACQUISITIONS

In February 2001, the Company acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies and is combined in the Professional Products segment. Zila paid approximately $2.4 million in a combination of cash and preferred stock for the unit (See Note 10).

On December 5, 2001, the Company acquired the world marketing rights (excluding the Pacific Rim) for the ViziLite™ chemiluminescent light technology from Trylon Corporation of Torrance, CA. Under the transaction, the Company issued 1,625,000 of restricted shares of common stock and placed an additional 375,000 shares of common stock into escrow. Of the 1,625,000 restricted shares, 750,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, and may be eligible for sale subject to the holding period and other requirements of that Rule, and the contractual restrictions on the remaining 875,000 shares will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones. Management has estimated the fair value of the restricted 875,000 shares to be $1.1 million, which is reflected as an addition to the value of the license acquired of $753,000 and a prepaid research & development fee of $372,000. The Company will record an adjustment to the fair value at the date the milestones are achieved. The release of the 375,000 shares in escrow is contingent upon Trylon obtaining regulatory approval of a product currently under development. Due to the contingent nature of the approval process, the Company will not record the research and development costs associated with these shares until approval is obtained.

In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent in the first five years, and five percent in the next five years.

3.	DISCONTINUED OPERATIONS

In November 2001, the Company made the decision to dispose of its Zila Dental Supply reporting segment. In November and December 2001, the Company sold substantially all of the assets and certain liabilities of the ZDS segment in two separate transactions. ZDS’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash. The Company realized a gain from the disposal of the full service assets of approximately $494,000, net of a current tax expense of approximately $329,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation.

The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA for approximately $8.0 million in one short and two long term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. The Company extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date. The note has not been paid and is currently in default. Zila has various remedies including the right to effect reconveyance to the Company. As a result of PracticeWare’s failure to pay the short term notes, the transaction to sell the mail order business no longer qualifies as a sale for accounting purposes and the assets and liabilities of that operation have been classified as current and shown as assets and liabilities of business transferred under contractual arrangements. Operating results of the operation will continue to be reflected in the income statement as income (loss) from operation of the discontinued Dental Supply Segment. For current and future quarters for which the business transferred has net income, such net income may be recognized by the Company to the extent of any cumulative quarterly losses within the same fiscal year. Similarly, quarterly losses of the business need not be recognized by the Company except to the extent that they exceed any cumulative quarterly net income within the same fiscal year.

In March 2002, Zila and PracticeWares agreed, in principle, to restructure the terms relating to the sale. Under the restructured terms, PracticeWares will issue Zila a new, secured $8.54 million convertible note, bearing interest at 10 percent per year. Approximately 30 percent of the note is due and payable in May 2002. That payment to Zila is expected to be financed by an institutional lending source and will be subject to their approval. The balance of the note, subject to certain post-closing adjustments, will be due within five years on an amortization schedule negotiated by the parties. Zila will receive, as part of the consideration, a 19.9 percent equity interest in PracticeWares. PracticeWares’ shareholders will pledge their shares as security for the note, and guarantees for a portion of the note will be provided by PracticeWorks, Inc. (AMEX: PRW), and Greg Jones, President of PracticeWares. As part of the transaction, PracticeWorks, Inc. (a dental practice management software systems provider) and PracticeWares will enter into a 20-year e-commerce agreement under which PracticeWares will be able to offer products and services to the PracticeWorks dental subscriber base. In connection with the e-commerce agreement, PracticeWorks, Inc. will have an option to purchase all of the PracticeWares capital stock from its shareholders for the first five years of the e-commerce agreement at a price equal to the greater of an appraised value or a minimum value determined by the parties at closing. The e-commerce agreement and the guarantee from PracticeWorks, Inc. are subject to approval of the PracticeWorks board of directors.

The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. The following table shows the components of the discontinued operations as of January 31, 2002 and July 31, 2001. Also included are the assets and liabilities of the business transferred under contractual arrangements as of January 31, 2002:

	January 31, 2002	July 31, 2001

Current assets	$5,044,940	$11,108,838
Property and equipment — net	196,264	386,766
Other assets	504,688	537,113

Assets of business transferred and discontinued operations	$5,745,892	$12,032,717

Current liabilities	1,329,376	3,648,138
Long-term debt	62,648	73,775

Liabilities of business transferred and discontinued operations	$1,392,024	$3,721,913

Net assets of business transferred and discontinued operations	$4,353,868	$8,310,804

Sales for ZDS for the three and six month period ended January 31, 2002 thru the dates of disposition were $5,362,197 and $16,075,229. Sales for the corresponding periods in 2001 were $10,168,697 and $20,342,965.

4.	NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2002	2001	2002	2001

Net loss from continuing operations	$(6,097,555)	$(1,619,775)	$(7,081,675)	$(1,823,559)
Income (loss) from discontinued operations	123,707	(6,656)	116,459	34,573

Net loss	(5,973,848)	(1,626,431)	(6,965,216)	(1,788,986)
Preferred stock dividends	9,750		19,500

Net loss attributable to common shareholders	$(5,983,598)	$(1,626,431)	$(6,984,716)	$(1,788,986)

Average shares of common shares outstanding:
Basic and diluted	44,723,786	43,423,899	44,094,713	43,388,570

Net loss per share from continuing operations:
Basic and diluted	$(0.14)	$(0.04)	$(0.16)	$(0.04)
Net income per share from discontinued operations:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Since a loss from continuing operations was incurred for the quarters and six months ended January 31, 2001 and 2002, convertible preferred stock, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

5.	INVENTORIES

Inventories consist of the following:

	January 31, 2002	July 31, 2001

Finished goods	$3,154,940	$4,128,119
Raw materials	6,479,499	7,052,981
Inventory reserves	(154,780)	(79,203)

	$9,479,659	$11,101,897

6.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended January 31, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded a tax expense of $3.2 million primarily due to an increase in the deferred tax asset valuation reserve related to management’s evaluation of the deferred tax asset. In the three months ended January 31, 2001, the Company recorded a tax benefit of $335,000.

The Company has recorded total deferred tax assets of $5.0 million and a valuation allowance against the deferred tax assets of $5.0 million. The Company has offset a portion of its deferred tax assets with a valuation allowance due to the Company’s lack of earnings history. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

7.	DEBT

On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, Arizona, NA (“Bank One”) totaling approximately $6.4 million. The amount of funds available to the Company under the Line is based upon a percentage of the value of eligible receivables and inventory and was $5.6 million at January 31, 2002 of which, borrowings of $2.1 million were outstanding.

The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At January 31, 2002, the Company was in compliance with the covenant. If the Company continues to experience significant losses, it may violate the covenant in future periods. The Company is currently reviewing all of its continuing operations to reduce its operating losses as well as exploring possible equity transactions in an effort to bolster its tangible net worth. The obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

8.	ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Effective August 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to that date, the Company accounted for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 121 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicated that the book value of the asset may not have been recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000 in the Nutraceuticals segment to write down the carrying amount of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in February 2001.

The Company’s policy is to review the carrying amounts of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of long-lived assets, management’s policy is to compare the carrying amounts of such assets (or asset group) with the estimated future cash flows.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for the Company on February 1, 2002. The implementation of this consensus will require the Company to classify certain sales incentives, which are currently recorded as selling, general and administrative expenses as a reduction of net sales. The cost of free products will be recorded as a reduction of the cost of products sold.

In April 2001, the EITF released Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF 00-25 will be effective for the Company on February 1, 2002.

The effect of the adoption of EITF-0014 and EITF-00-25 will not have a material impact on the Company’s results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill and intangible assets determined to have indefinite useful lives, will cease upon adoption of that statement. The Company will adopt SFAS 142 effective August 1, 2002, as required. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $1.2 million annually pre-tax. The Company is in the process of analyzing the impact that the impairment analyses will have on the Company’s recorded intangibles.

10.	CONVERTIBLE PREFERRED STOCK

In February 2001, the Company issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of the Company’s common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. No dividends were paid during the quarter ended January 31, 2002. Holders of the preferred shares have no voting rights except as required by applicable law. The Company has accrued dividends of $9,750 for the quarter ended January 31, 2002 and has accumulated accrued dividends of $39,000.

11.	SEGMENT INFORMATION

The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional, which includes the Peridex® product, the Pro-Series line of products including the Pro-Ties™ product, the OraTest® product, the ViziLite™ product and the IST line of products; and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to Zila Technical Operations, (the manufacturing facility for Zila® Tolonium Chloride) and the ongoing OraTest® clinical study have been combined with the Corporate segment.

In November 2001, the Company made the decision to dispose of its Zila Dental Supply reporting segment (see Note 3). The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Zila Dental Supply as a discontinued operation. The assets of the business transferred are included in the total assets of discontinued operations.

The table below presents information about reported segments as of and for the six months ended January 31 (in thousands):

					Discontinued
	Consumer	Professional	Nutraceuticals	Corporate	Operations	Total
Net revenues:

2002	$5,439	$2,512	$9,953	$0		$17,904

2001	$6,621	$2,717	$7,713	$0		$17,051

Income (loss) before Income taxes:

2002	1,596	(1,710)	670	(4,448)		(3,892)

2001	3,145	(957)	24	(4,371)		(2,159)

Depreciation and amortization:

2002	37	634	614	414		1,699

2001	40	554	553	436		1,583

Total assets:

2002	2,438	17,605	31,931	9,751	5,746	67,471

2001	3,430	12,830	37,165	10,088	13,516	77,029

12.	COMMITMENTS AND CONTINGENCIES

On December 19, 2001, the Company and Joseph Hines, its President, reached a settlement with the Securities and Exchange Commission (the “Commission”) relating to certain public statements made by the Company in January 1999 with respect to the prospects for approval by the Food and Drug Administration (“FDA”) of OraTest®, one of the Company’s products.

Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to the Company on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by the Company during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, the Company and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged the Company’s position that, at the time, it was represented by experienced FDA counsel who had advised the Company that its New Drug Application relating to the OraTest® product was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the Company’s public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 thereunder.

In order to resolve the matter, the Company and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, the Company and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule.

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

13.	COMPREHENSIVE LOSS

Statements of Comprehensive Loss

	Three months ended		Six months ended
	January 31,		January 31,

	2002	2001	2002	2001

Net loss attributable to common shareholders	$(5,983,598)	$(1,626,431)	$(6,984,716)	$(1,788,986)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	53,340	(14,558)	19,541	31,170
Unrealized holding losses on securities arising during the period		(620)		(1,870)

Other comprehensive income (loss)	53,340	(15,178)	19,541	29,300

Comprehensive loss	$(5,930,258)	$(1,641,609)	$(6,965,175)	$(1,759,686)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) the Company’s failure to maintain compliance with the covenants of its outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory; (iv) increased competition from current competitors and new market entrants; (v) adverse publicity regarding the industries where the Company markets its products; (vi) the Company’s dependence upon its ability to develop new products; (vii) the Company’s ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising or rebates; (ix) adverse changes in government regulations; (x) exposure to product liability claims; (xi) dependence on significant customers; (xii) the Company’s ability to keep and attract key management employees; (xiii) the Company’s inability to manage growth and execute its business plan; (xiv) sales and earnings volatility; (xv) volatility of the stock market; (xvi) the Company’s reliance on independent brokers to sell many of its products; (xvii) the inability of the Company to protect its intellectual property; and (xviii) a general downturn in the national economy as a whole.

         Included among the factors affecting the OraTest® product are (i) the FDA’s ultimate decision regarding the OraTest® product; (ii) the length and expense of the new clinical study and the FDA review process; (iii) the limitations on indicated uses for which the OraTest® product may be marketed; and (iv) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest®product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company’s future results, please refer to the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2001 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

         Zila is a worldwide manufacturer and marketer of pharmaceutical, biomedical and nutritional products. During the quarter ended January 31, 2002, the Company had three major product groups: Consumer Pharmaceuticals, Professional Pharmaceutical Products and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter products, including the Zilactin® family of products. The Professional Pharmaceuticals group includes Peridex® prescription mouth rinse, the OraTest® oral cancer detection system, the Pro-Series line of products, including the Pro-Ties™ bundling system for instrument sterilization, the ViziLite™ disposable light for illumination of abnormal oral tissue and the plastic molded products from Innovative Swab Technologies (“IST”). The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal (“Inter-Cal”) subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx™ botanical line of products.

         In February 2001, the Company acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies, Inc. Zila paid approximately $2.4 million in a combination of cash and preferred stock for the unit.

         In November 2001, the Company made the decision to dispose of its Zila Dental Supply reporting segment. In November and December 2001, the Company sold substantially all of the assets and certain liabilities of the ZDS segment in two separate transactions. ZDS’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash. The Company realized a gain from the disposal of the full service assets of approximately $494,000, net of a current tax expense of approximately $329,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation.

         The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA for approximately $8.0 million in one short and two long-term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. The Company extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date. The note has not been paid and is currently in default. Zila has various remedies including the right to affect reconveyance to the Company. As a result of PracticeWare’s failure to pay the short term notes, the transaction to sell the mail order business no longer qualifies as a sale for accounting purposes and the assets and liabilities of that operation have been classified as current and shown as net assets and liabilities of business transferred under contractual arrangements. Operating results of the operation will continue to be reflected in the income statement as income (loss) from operation of discontinued Dental Supply Segment. For current and future quarters for which the business transferral has net income, such net income may be recognized by the Company to the extent of any cumulative quarterly losses within the same fiscal year. Similarly, quarterly losses of the business need not be recognized by the Company except to the extent that they exceed any cumulative quarterly net income within the same fiscal year.

          In March 2002, Zila and PracticeWares agreed, in principle, to restructure the terms relating to the sale. Under the restructured terms, PracticeWares will issue Zila a new, secured $8.54 million convertible note, bearing interest at 10 percent per year. Approximately 30 percent of the note is due and payable in May 2002. That payment to Zila is expected to be financed by an institutional lending source and will be subject to their approval. The balance of the note, subject to certain post-closing adjustments, will be due within five years on an amortization schedule negotiated by the parties. Zila will receive, as part of the consideration, a 19.9 percent equity interest in PracticeWares. PracticeWares’ shareholders will pledge their shares as security for the note, and guarantees for a portion of the note will be provided by PracticeWorks, Inc. (AMEX: PRW), and Greg Jones, President of PracticeWares. As part of the transaction, PracticeWorks, Inc. (a dental practice management software systems provider) and PracticeWares will enter into a 20-year e-commerce agreement under which PracticeWares will be able to offer products and services to the PracticeWorks dental subscriber base. In connection with the e-commerce agreement, PracticeWorks, Inc. will have an option to purchase all of the PracticeWares capital stock from its shareholders for the first five years of the e-commerce agreement at a price equal to the greater of an appraised value or a minimum value determined by the parties at closing. The e-commerce agreement and the guarantee from PracticeWorks, Inc. are subject to approval of the PracticeWorks board of directors.

         On December 5, 2001, the Company acquired the world marketing rights (excluding the Pacific Rim) for the ViziLite™ chemiluminescent light technology from Trylon Corporation of Torrance, CA. Under the transaction, the Company issued 1,625,000 of restricted shares of common stock and placed an additional 375,000 shares of common stock into escrow. Of the 1,625,000 restricted shares, 750,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, and may be eligible for sale subject to the holding period and other requirements of that Rule and the contractual restrictions on the remaining 875,000 shares will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones. Management has estimated the fair value of the restricted 875,000 shares to be $1.1 million that is reflected as an addition to the value of the license acquired of $753,000 and a prepaid research & development fee of $372,000. The Company will record an adjustment to the fair value at the date the milestones are achieved. The release of the 375,000 shares in escrow is contingent upon Trylon obtaining regulatory approval of a product currently under development. Due to the contingent nature of the approval process, the Company will not record the research and development costs associated with these shares until approval is obtained.

         In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent in the first five years, and five percent in the next five years.

RESULTS OF OPERATIONS

Comparison of the Quarter ended January 31, 2002 with the Quarter ended January 31, 2001

         Total net revenues increased 6.2% to $8.9 million for the quarter ended January 31, 2002, compared to revenues of $8.4 million during the second quarter of the prior fiscal year.

         Consumer Pharmaceuticals had net revenues of $2.6 million for the quarter ended January 31, 2002, a 10.5% decline over the $2.9 million recorded during the corresponding quarter last year. The decrease was due primarily to higher than normal sales resulting from increased promotional discounts offered to customers in January of the previous year period coupled with the adverse affects on consumer demand caused by the events of September 11, 2001 and new competitive product introductions during the current quarter. Several initiatives were started during the quarter in an effort to increase sales including new package design, new consumer and professional advertising campaign and increased level of public relations activities.

         Net revenues for Professional Pharmaceuticals (including sales of the OraTest® product) were $1.1 million, a 30.0% decrease from the $1.5 million recorded during the prior year quarter. During the prior year quarter, approximately $483,000 of our revenue was generated from a license agreement executed during the quarter, whereby the Company granted a customer the right to use our technology related to Chlorhexidine Gluconate to produce a generic form of the product for distribution. Excluding the license revenue, Professional Pharmaceutical sales of products during the current quarter were approximately equal to the prior year quarter sales but less than expected. Sales of the Peridex® product decreased 28.1% due to increased pricing pressures and substitutions of generic equivalents by pharmacists. Sales of the new Pro-Series of products, which are being marketed directly to dental professionals, were adversely affected by the events of September 11, 2001, due to the cancellation of a major trade show for dental professionals and reduced attendance at two subsequent shows. Sales for the IST division were $268,000 (excluding $44,000 interdivisional sales).

         Net revenues for Inter-Cal for the quarter ended January 31, 2002, were $5.2 million, a 32.6% increase compared to $3.9 million for the corresponding 2001 fiscal quarter. The increase is attributable to increased radio and television advertising of the Ester-C® products and an increase in sales of saw palmetto products. Inter-Cal’s international sales during the quarter decreased approximately 48.8% compared to the previous year’s second quarter.

         For the quarter ended October 31, 2001, cost of products sold was $3.2 million, a 21.4% increase from the $2.6 million recorded in the quarter ended January 31, 2001. Cost of products sold as a percentage of net revenues increased to 35.9% in the quarter ended January 31, 2002 from 31.4 % in the quarter ended January 31, 2001. The increase for the quarter primarily reflects (i) the effect of the non-recurring licensing fees which have no cost associated with it; (ii) the addition of IST which was not included in the prior year quarter; and (iii) the increase in sales of Palmettx™ products that have a higher cost of production as a percentage of revenue than the other product lines of the Company.

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 26.0% in the quarter ended January 31, 2002, from 24.5% in the quarter ended January 31, 2001. The increase for the quarter is the result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 42.1% for the quarter ended January 31, 2002 from 20.6% in the quarter ended January 31, 2001. The increase is due primarily to the higher costs to manufacture IST’s products and the addition of the ViziLite™ product line compared to the products in the group last year.

         Cost of products sold as a percentage of net revenues for Inter-Cal decreased to 37.7% in the quarter ended January 31, 2002 from 39.6% in the corresponding quarter of the previous year. The decrease was attributable to a higher volume of products produced during the current quarter when compared to the previous year quarter. During the prior year quarter, InterCal incurred an increase in production costs related to the validation of the new manufacturing equipment in the newly built facility. During the second quarter of 2002, Inter-Cal reduced the carrying value of one of its saw palmetto products by $55,000 because the sales price of the product was less than its carrying value. Inter-Cal increased prices to customers in February 2002 for saw palmetto products. However, if Inter-Cal is unsuccessful in its efforts to sell the Palmettx™ products at higher prices and market conditions force it to sell certain Palmettx™ products below cost, then the Company may be required to take an additional charge in future quarters for the write-down to net realizable value of the Palmettx™ inventory. As of January 31, 2002, Inter-Cal had approximately $4.5 million of Palmettx™ inventory (raw material and finished goods).

         The Company incurred selling, general and administrative expenses of $6.8 million, or 76.5% of net revenues during the second quarter of fiscal year 2002, compared to $5.7 million, or 68.3% of net revenue in the same period in fiscal 2001. The increase is due primarily to increased marketing and advertising at Consumer Pharmaceuticals and Inter-Cal and the inclusion of the costs for IST and the ViziLite™ product. In addition, salaries and related expenses as well as building and equipment rental costs increased at the Zila Technical Operations manufacturing facility in Phoenix, Arizona as they performed more product testing and prepared the facility for the production of the ViziLite™ product kits.

         Research and development expenses decreased $320,000, or approximately 29%, from $1.1 million in the second quarter of fiscal year 2001 to $789,000 for the same period in fiscal year 2002. The decrease is primarily due to a decrease in expenses related to the cost of the clinical study associated with the Company’s ongoing efforts to obtain FDA approval of the OraTest® product.

         Depreciation and amortization expenses increased slightly to $864,000 in the second quarter of fiscal year 2002 from $810,000 for the same period in fiscal year 2001. The increase is due primarily to the increased depreciation of assets associated with Inter-Cal’s new manufacturing facility and the inclusion of the costs at IST.

         The Company recorded interest expense of $89,000 for the quarter ended January 31, 2002 compared to $144,000 in the same period of the previous year. The decrease was attributable to decreased bank borrowings and debt obligations during the current quarter as compared to the previous year period.

         At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The rate is revised, if necessary, as of the end of each quarter during the fiscal year to the Company’s best estimate of its annual effective tax rate. In the three months ended January 31, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded income tax expense of $3.2 million primarily due to an increase in the valuation reserve related to the Company’s deferred tax assets. In the three months ended January 31, 2001, the Company recorded a tax benefit of $335,000.

         For the quarter ended January 31, 2002, the Company had a net loss from continuing operations of $6.1 million compared to net loss of $1.6 million for the prior year quarter. As stated above, the increase in net loss is primarily attributable to lower than expected sales at Professional Pharmaceuticals, increased cost of products sold, increased selling, general and administrative expenses and increased income tax expense during the current quarter.

Comparison of the First Six Months of 2002 with the First Six Months of 2001

         Total net revenues increased 5.0% to $17.9 million for the six months ended January 31, 2002, compared to revenues of $17.1 million for the six months ended January 31, 2001.

         Consumer Pharmaceuticals had net revenues of $5.4 million for the six months ended January 31, 2002, a 17.8% decline over the $6.6 million recorded during the corresponding period last year. The decrease was due primarily to the use of discount programs in the corresponding period last year, several new competitive product entries into the market and the adverse affects on consumer demand caused by the events of September 11, 2001.

         Net revenues for Professional Pharmaceuticals (including sales of the OraTest® product) decreased 7.5% from $2.7 million during the six months ended January 31, 2001 to $2.5 million for the six months ended January 31, 2002. The prior year period includes $483,000 of license revenue generated from an agreement executed during the quarter, whereby the Company granted a customer the right to use its technology related to Chlorhexidine Gluconate to produce a generic form of the product for distribution. Excluding the license revenue, sales of Professional Products during the current six-month period increased 9.2% when compared to the prior year period. The increase was due to the inclusion of IST sales of $563,000 (excluding $243,000 of interdivisional sales) and the sales of the ViziLite™ product, which were not part of the segment in the prior year period.

         Net revenues for Inter-Cal for the six months ended January 31, 2002, were $10.0 million, a 29.0% increase when compared to the $7.7 million for the corresponding period in fiscal year 2001. The increase is attributable to an aggressive radio and television advertising campaign for Ester-C® products during the current period. Inter-Cal’s international sales decreased 3.5% during the first six months of the current fiscal year as compared to the previous year amount as international customers have excess inventory levels.

         For the six months ended January 31, 2002, cost of products sold was $6.3 million, a 20.8%

increase from $5.2 million for the six months ended January 31, 2002. Cost of products sold as a percentage of net revenues increased to 35.3% in the six months ended January 31, 2002 from 30.7% in the corresponding 2001 period. The increase for the period reflects primarily the inclusion of IST and the ViziLite™ product costs during the current period, both of which have higher manufacturing costs as a percentage of revenue and the inclusion of non-recurring licensing fees in the prior year quarter

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased slightly to 24.8% in the six months ended January 31, 2002, compared to 23.1% for the corresponding period in fiscal 2001. The increase for the period is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 38.1% in the six months ended January 31, 2002, compared to 22.3% for the corresponding period in fiscal 2002. The increase is due primarily to the addition of IST and ViziLite™ product costs to the segment during the period.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased slightly to 38.3% in the six months ended January 31, 2002 from 36.6% in the six months ended January 31, 2001. The increase was caused by the higher percentage of sales of the Palmettx™ botanical line of products, which had a lower contribution margin than the Ester-C® line of products during the period.

         The Company incurred selling, general and administrative expenses of $12.1 million, or 67.6% of net revenues during the first six months of fiscal year 2002 compared to $10.5 million, or 61.7% of net revenue in the same period in fiscal 2001. The increase in selling, general and administrative expenses is attributable to increased marketing and selling expenses at Inter-Cal and ZCP, the addition of IST and the ViziLite™ product costs and increased expenses at the Zila Technical Operations manufacturing facility due to the anticipated ViziLite™ product production and increased product testing.

         Research and development expenses decreased $116,000 or 7.9%, from the $1.5 million incurred in the first six months of fiscal year 2001 to $1.4 million for the same period in fiscal year 2002. The decrease was primarily due to a decrease in expenses related to research and clinical activities associated with the OraTest® product.

         Depreciation and amortization expenses increased $116,000 from $1.6 million in the first six months of fiscal year 2001 to $1.7 million for the same period in fiscal year 2002. The increase is due primarily to the increase in the depreciation of assets associated with Inter-Cal’s new manufacturing facility that were placed in service during the second half of 2001 and the addition of IST costs.

         In October 2000, the Company recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings located at 533 Madison Avenue, Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in March 2001.

         The Company recorded interest expense of $279,000 for the six months ended January 31, 2002 compared to $167,000 in the same period of the previous year. The increase was attributable to increases in debt obligations incurred during the current year period as compared to the previous year period.

         In the six months ended January 31, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded income tax expense of $3.2 million during the current six-month period primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. In the six months ended January 31, 2001, the Company recorded an income tax benefit of

$335,000. The Company’s effective tax rate for the prior year six-month period is significantly lower than the statutory rate due primarily to the non-deductibility of foreign operating losses and non-deductible amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2002, the Company’s primary sources of liquidity included cash and cash equivalents of $431,000 and the line of credit discussed below. Working capital decreased to $14.7 million at January 31, 2002 from $16.4 million at July 31, 2001, but the current ratio increased to 2.4 at January 31, 2002 from 2.0 at July 31, 2001. The primary reason for the decrease in working capital is the decrease in accounts receivable and inventories related to the discontinuance of the Dental Supply segment and the losses incurred during the period.

         Net cash provided by operating activities was $395,000 during the six months ended January 31, 2002, attributable to the net loss of $7.0 million offset by changes in operating assets and liabilities totaling $5.2 million and by non-cash items of $2.2 million. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in inventory of $1.6 million related primarily to the increased sales of the Palmettx™ and Ester-C® products and lower purchases at Consumer Pharmaceuticals; and (ii) an increase in prepaid expenses and other assets of $864,000 primarily due to the renewal of insurance policies and the increase in deferred financing costs incurred during the period.

         Net cash provided by investing activities was $3.1 million related primarily to the proceeds received from the sale of the full service Dental Supply assets of $5.8 million offset by the net transfers of assets and liabilities of the discontinued operations, the capital purchases, the purchase of the Peridex® product distribution rights for Western Europe and patent filings for Inter-Cal.

         Net cash used in financing activities was $4.4 million. Significant changes were: (i) the outstanding balance of the line of credit was reduced by $3.9 million; (ii) the building loan with Bank One, Arizona, NA of approximately $277,000 was paid in full; and (iii) the bonds payable related to the new Inter-Cal facility was reduced by approximately $213,000.

         At January 31, 2002, the Company had income tax net operating loss carryforwards of approximately $17 million, which expire in years 2007 through 2022. The Company’s ability to utilize these income tax net operating loss carryforwards may be impaired if the Company continues to incur continuing operating losses.

         On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, Arizona, NA, totaling approximately $6.4 million. The amount of funds available to the Company from the Line is based upon a percentage of the value of eligible receivables and inventory and was $5.6 million at January 31, 2002, of which, borrowings of $2.1 million were outstanding.

         The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At January 31, 2002, the Company was in compliance with the covenant. If the Company continues to experience significant losses, it may violate the covenant in future periods. The Company is currently reviewing all of its continuing operations to reduce its operating losses as well as exploring possible equity transactions in an effort to bolster its tangible net worth. The obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

         During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction and new equipment were submitted for payment. The Bonds consisted of $3.9 million Series A and $469,000 of Taxable Series B, which, as of January 31, 2002 carried interest rates of 1.7% and 2.0%, respectively and have a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila guarantees the letter of credit.

         The Company believes that cash generated from its operations, the sale of the assets of Zila Dental Supply, its investing activities and the availability of cash under its line of credit are sufficient to finance its current level of operations and anticipated capital expenditures. When the Company sold the mail order operations of ZDS to PracticeWares, Inc. in December 2001, the Company expected to receive approximately $5.7 million in January 2002, of which, approximately $3 million was to be invested in the on-going OraTest® Phase III clinical trial. Due to the restructuring of the PracticeWares transaction, the Company did not receive the $5.7 million as expected. The Company will require additional financing to support the production and future OraTest®® clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurance that such funds will be available on terms acceptable to the Company.

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

Part II — Other Information

ITEM 1. — LEGAL PROCEEDINGS

         On December 19, 2001, the Company and Joseph Hines, its President, reached a settlement with the Securities and Exchange Commission (the “Commission”) relating to certain public statements made by the Company in January 1999 with respect to the prospects for approval by the Food and Drug Administration (“FDA”) of OraTest®, one of the Company’s products.

         Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to the Company on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by the Company during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, the Company and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged the Company’s position that, at the time, it was represented by experienced FDA counsel who had advised the Company that its New Drug Application relating to the OraTest® product was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the Company’s public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 thereunder.

         In order to resolve the matter, the Company and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, the Company and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 5, 2001, the Company acquired the world marketing rights (excluding the Pacific Rim) for the ViziLite™ chemiluminescent light technology from Trylon Corporation of Torrance, CA. for 2,000,000 shares of unregistered common stock that were issued pursuant to Section 4(2) of the Securities Act of 1933. Under the transaction, the Company issued 1,625,000 of restricted shares of common stock and placed an additional 375,000 shares of common stock into escrow. Of the 1,625,000 restricted shares, 750,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, and may be eligible for sale subject to the holding period and other requirements of that Rule. The contractual restrictions on the remaining 875,000 shares will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of stockholders in Phoenix, Arizona on December 5, 2001. A total of 40,427,674 shares of common stock, 92.6% of the outstanding shares, were represented in person or by proxy.

(b)	The following seven directors were each elected to a one-year term expiring in 2002:

	Number of Shares

Name	For	Withheld

Joseph Hines	39,685,742	741,932
Carl A. Schroeder	39,797,721	629,953
Michael S. Lesser	39,710,418	717,256
Curtis M. Rocca, III	38,987,699	1,439,975
Christopher D. Johnson	39,774,714	652,960
Kevin J. Tourek	39,038,190	1,389,484
H. Richard Grisham	39,106,070	1,321,604

(c)	The Company’s stockholders approved the selection of Deloitte & Touche LLP as auditors for the Company for its 2002 fiscal year as follows: 40,037,254 shares voted in favor; 243,914 shares voted against; and 146,524 shares abstained (including broker non-votes).

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(b)	Reports on Form 8-K

During the quarter ended January 31, 2002, the Company filed two Current Reports on Form 8-K. The first Report, dated December 4, 2001, contained information pursuant to Item 7, “Financial Statements and Exhibits”, provided pro forma financial information of the Company in connection with the sale of substantially all of the assets and certain liabilities in its Dental Supply segment. The second Report dated December 19, 2001, contained information pursuant to Item 5, “Other Events,” regarding the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Securities Act of 1934 and the issuance of a Cease-and-Desist Order relating to the Company and Mr. Hines, its President.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2002	By: /s/ Joseph Hines Joseph Hines President, Chairman of the Board (Principal Executive Officer)

By: /s/ Bradley C. Anderson Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)