Form 10-Q
period 2002-04-30
ZILA INC
filed 2002-06-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________________ to ____________________________________

Commission file number 0-17521 ________________________________________________________________

ZILA, INC.

(Exact Name of Registrant as Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0619668 (I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona (Address of Principal Executive Offices)	85014 (Zip Code)

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

         At April 30, 2002, the number of shares of common stock outstanding was 45,666,160.

Exhibit Index 28
Total pages 28

		Page no.

Part I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Condensed consolidated balance sheets as of April 30,

	2002 and July 31, 2001	3

	Condensed consolidated statements of operations for

	the three months and nine months ended April 30, 2002

	and 2001	4

	Condensed consolidated statements of cash flows for

	nine months ended April 30, 2002 and 2001	5

	Notes to condensed consolidated financial statements	6-16

Item 2	Management's discussion and analysis of financial condition

	and results of operations	17-26

Item 3	Quantitative and qualitative disclosures about market risk	26

Part II	OTHER INFORMATION

Item 1	Legal proceedings	26

	SIGNATURES	28

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2002	July 31, 2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,058,246	$1,263,935

Trade receivables — net	5,592,298	6,771,668

Inventories — net	8,706,496	11,101,897

Assets of business transferred under contractual arrangements	5,678,512	7,877,217

Assets of discontinued operations		4,155,500

Prepaid expenses and other current assets	2,733,663	1,823,212

Total current assets	23,769,215	32,993,429

PROPERTY AND EQUIPMENT — net	8,984,929	9,456,337

PURCHASED TECHNOLOGY RIGHTS — net	4,837,205	5,164,535

GOODWILL — net	11,689,358	12,383,291

TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	15,533,140	12,721,567

DEFERRED TAXES AND OTHER ASSETS	320,725	3,837,970

TOTAL	$65,134,572	$76,557,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,051,551	$2,809,203

Accrued liabilities	2,821,957	2,317,317

Short-term borrowings	3,145,412	6,160,947

Liabilities of business transferred under contractual arrangements	1,498,431	2,991,175

Liabilities of discontinued operations		730,738

Current portion of long-term debt	469,826	747,648

Total current liabilities	10,987,177	15,757,028

LONG-TERM DEBT — net of current portion	3,724,498	4,079,496

Total liabilities	14,711,675	19,836,524

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500

Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,666,160 shares (April 30, 2002) and 43,653,727 shares (July 31, 2001)	45,666	43,654

Capital in excess of par value	82,931,477	79,930,094

Accumulated other comprehensive income	104,017	150,976

Accumulated deficit	(32,585,643)	(23,331,499)

Common stock in treasury, at cost, 195,000 shares	(535,120)	(535,120)

Total shareholders’ equity	50,422,897	56,720,605

TOTAL	$65,134,572	$76,557,129

See notes to condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,

	2002	2001	2002	2001

NET REVENUES	$8,352,520	$5,477,893	$26,006,454	$22,221,234

OPERATING COSTS AND EXPENSES:

Cost of products sold	3,047,920	1,990,364	9,369,359	7,234,299

Selling, general and administrative	5,617,239	6,149,706	17,455,834	16,315,868

Research and development	953,034	1,142,937	2,309,773	2,639,200

Impairment of building				310,000

Depreciation and amortization	918,366	829,419	2,617,234	2,412,381

	10,536,559	10,112,426	31,752,200	28,911,748

LOSS FROM OPERATIONS	(2,184,039)	(4,634,533)	(5,745,746)	(6,690,514)

OTHER INCOME (EXPENSE):

Interest income	15,530	16,257	53,481	132,868

Interest expense	(113,166)	(191,957)	(392,415)	(358,474)

Other income (expense)	52,704	(69,736)	(36,143)	(122,410)

	(44,932)	(245,436)	(375,077)	(348,016)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,228,971)	(4,879,969)	(6,120,823)	(7,038,530)

INCOME TAX BENEFIT (EXPENSE)	276,504	—	(2,913,320)	335,000

NET LOSS FROM CONTINUING OPERATIONS	(1,952,467)	(4,879,969)	(9,034,143)	(6,703,530)

DISCONTINUED OPERATIONS:

Loss from operations of discontinued Dental Supply segment	(287,712)	(212,988)	(664,978)	(178,415)

Gain from disposal of full-service business of Dental Supply segment, net of income tax of $329,149	—		493,725

Total loss from discontinued operations	(287,712)	(212,988)	(171,253)	(178,415)

NET LOSS	(2,240,179)	(5,092,957)	(9,205,396)	(6,881,945)

Preferred stock dividends	9,750		48,750

Net loss attributable to common shareholders	$(2,249,929)	$(5,092,957)	$(9,254,146)	$(6,881,945)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Loss from continuing operations	$(0.04)	$(0.12)	$(0.20)	$(0.16)

Loss from discontinued operations	(0.01)		(0.01)

NET LOSS	$(0.05)	$(0.12)	$(0.21)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC AND DILUTED	45,471,160	43,446,150	44,545,095	43,401,455

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended April 30,

	2002	2001

OPERATING ACTIVITIES:

Net loss	$(9,205,396)	$(6,881,946)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,617,234	2,412,381

Loss from discontinued operations	171,253	178,415

Impairment of asset	—	310,000

Deferred income taxes and other	3,470,286	(271,784)

Change in assets and liabilities:

Receivables — net	1,179,370	692,902

Inventories	2,395,401	(4,389,491)

Prepaid expenses and other assets	(538,106)	(338,075)

Accounts payable and accrued liabilities	727,240	(204,158)

Net cash provided by (used in) operating activities	817,282	(8,491,756)

INVESTING ACTIVITIES:

Purchases of property and equipment	(341,643)	(2,258,643)

Transfers to discontinued operations	(1,791,983)	(471,701)

Net cash paid for acquisition		(1,849,418)

Net proceeds from disposition of discontinued operations	5,751,453

Purchases of intangible assets	(988,806)	(550,353)

Net cash provided by (used in) investing activities	2,629,021	(5,130,115)

FINANCING ACTIVITIES:

Net (repayments) proceeds from short-term borrowings	(3,015,535)	6,237,762

Net proceeds from issuance of common stock	25,363	479,109

Acquisition of treasury stock		(125,370)

Dividends paid to preferred stockholders	(29,000)

Cash released by trustee		2,928,001

Principal payments on long-term debt	(632,820)	(368,079)

Net cash (used in) provided by financing activities	(3,651,992)	9,151,423

NET DECREASE IN CASH AND CASH EQUIVALENTS	(205,689)	(4,470,448)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,263,935	5,192,251

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,058,246	$721,803

CASH PAID FOR INTEREST	$299,050	$296,589

CASH PAID FOR INCOME TAXES	$22,156	$36,177

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock related to ViziLite in exchange for license and prepaid research and development	$2,978,032

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product, as shipping terms are “FOB shipping point”. Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. The Company evaluates these estimates on a quarterly basis and revises them as necessary.

The Company enters into arrangements to license its technology on specifically approved products. For those arrangements where the Company has continuing involvement with the licensee, royalty revenues are recognized as they are earned over the life of the agreement. For perpetual license agreements where the Company has no further continuing involvement with the licensee, the Company recognizes the guaranteed minimum royalties at the time the arrangement becomes effective.

Deferred revenues of $13,750 for the periods ended April 30, 2002 and April 30, 2001, are included as a component of accrued expenses and will be recognized ratably through July 31, 2002.

Purchased Technology Rights

The Company capitalized approximately $7,419,000 in purchased technology rights from its 1996 acquisition of CTM Associates, Inc. (“CTM”). The purchase of CTM perfected the Company’s interest in the OraTest technology and eliminated the Company’s obligation to pay royalties to CTM on future sales of the OraTest product. The purchased technology rights are amortized on a straight-line basis over the expected period of benefit, which was 17 years at the time of the acquisition and was based on the remaining life of the related patents that will expire in 2010.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited with estimated useful lives ranging from 15 to 40 years.

Trademarks and Other Intangible Assets

Trademarks of $11,514,000, net of accumulated amortization of $2,063,000 at April 30, 2002, are amortized over the lesser of their legal or estimated useful lives, which range from 17 to 25 years. Other intangible assets include deferred patent and licensing costs, which represent legal costs associated with filing patent and regulatory license applications, are amortized over the lesser of their legal or estimated economic useful lives, which range from 10 to 17 years.

For goodwill and intangible assets, the Company continuously evaluates the reasonableness of the useful lives of these assets.

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled $2,310,000 and $2,639,000 for the nine months ended April 30, 2002 and 2001, respectively.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before the Company can market any new drug can take a number of years and require the expenditure of substantial resources. The Company will require significant additional financing to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. The Company has net intangible assets related to the OraTest® product as of April 30, 2002 of $6.1 million.

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products during the prior fiscal year. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, the Company purchased a large amount of inventory in fiscal year 2001, of which $3.7 million remains as of April 30, 2002. The ultimate probable future economic benefit associated with such inventory is contingent on the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

The measurement of long-lived assets related to the Peridex® product is dependent on the Company’s ability to achieve its forecast of estimated cash flows. The Company currently has net intangible assets related to the Peridex® product as of April 30, 2002, of $7.4 million.

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

On December 4, 2001, the Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the ViziLite chemiluminescent light technology from The Trylon Corporation of Torrance, CA (“Trylon”). In payment of the purchase price for the transaction, the Company issued 2,000,000 shares of restricted common stock, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. The shares of common stock are restricted in accordance with the following provisions: (i) all 2,000,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended; (ii) 500,000 of the shares delivered to Trylon have an additional contractual restriction upon sale or transfer that will be removed at the earlier of ten years following the closing date or the achievement of certain future sales milestones of the ViziLite product; (iii) 375,000 of the other shares delivered to Trylon have an additional contractual restriction that will be removed at the earlier of ten years following the closing date or in the event of the submission and approval in filing a 510(k) application with the FDA for a product currently under development. The 375,000 shares in escrow are to remain in escrow until the date upon which the Company receives FDA marketing clearance on the new product described in item (iii) above. If the Company does not receive such clearance on or before the second anniversary of the closing date, then the stock in escrow is to be returned to the Company and cancelled, subject to certain exceptions.

The 1,625,000 shares of restricted common stock were valued at $2,978,000 as follows: (i) the fair value of the 750,000 shares restricted within the meaning of Rule 144 but not otherwise restricted, were valued at $1,853,000 which was based upon the common stock share market price of $2.47 on December 4, 2001; (ii) the 500,000 shares of restricted common stock subject to additional contractual restrictions relating to sales milestones were valued at $753,000 and were discounted from the December 4, 2001 share price based upon the length of time and probability of achieving the requisite sales milestones; and (iii) the 375,000 restricted shares of common stock subject to additional contractual restrictions tied to FDA submissions were valued at $372,000 and were discounted based upon the length of time and probability of submitting an acceptable 510(k) application to the FDA. The $2,606,000 of value referenced in items (i) and (ii) above was recorded as an intangible asset as a license. The $372,000 in value referenced in item (iii) above was recorded as a prepaid research and development fee and will be amortized as research and development expense over the two-year period in which the application is prepared.

The release of the 375,000 shares in escrow is contingent upon Trylon obtaining regulatory approval of a product currently under development. Due to the contingent nature of the approval process, the Company will not record the research and development costs associated with these shares until approval is obtained. The Company is in the process of obtaining an independent valuation of the restricted stock issued and will adjust its estimates of the value upon its completion. Management believes that assumptions used in developing the recorded value of the restricted stock are supportable and does not anticipate a material change in the original valuation.

In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent during the first five years, and five percent during the next five years.

3.	DISCONTINUED OPERATIONS

In November 2001, the Company made the decision to divest its Zila Dental Supply (“ZDS”) reporting segment. In November and December 2001, the Company sold substantially all of the assets and certain liabilities of the ZDS segment in two separate transactions. ZDS’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash. The Company realized a gain from the disposal of the full service assets of approximately $494,000, net of a current tax expense of approximately $329,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation.

The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA for approximately $8.0 million in one short and two long-term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. The Company extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date. The note has not been paid and is currently in default. Zila has various remedies including the right to effect reconveyance to the Company. As a result of PracticeWare’s failure to pay the short term notes, the transaction to sell the mail order business does not qualify as a sale for accounting purposes and the assets and liabilities of that operation have been classified as current and shown as assets and liabilities of business transferred under contractual arrangements. Operating results of the ZDS mail order business will continue to be reflected in the income statement as income (loss) from operation of the discontinued Dental Supply Segment. For current and future quarters for which the business transferred has net income, such net income may be recognized by the Company to the extent of any cumulative quarterly losses within the same fiscal year. Similarly, quarterly losses of the business need not be recognized by the Company except to the extent that they exceed any cumulative quarterly net income within the same fiscal year. ZDS had net losses of $415,000 for the period from December 4, 2001 to April 30, 2002, and they are included in the loss from operations of the Dental Supply segment.

In March 2002, Zila and PracticeWares agreed in principle to restructure the terms relating to the sale. In June 2002, Zila, PracticeWares and PracticeWorks, Inc. entered into an agreement under which PracticeWares will pay Zila $4,000,000 in cash plus a 19.0% ownership interest in PracticeWares (on a fully diluted basis). In addition, PracticeWares will pay Zila approximately

$130,000 in accrued interest. In exchange for the consideration, Zila agreed to reduce the purchase price to equal the consideration paid and modify the principal balances of the notes receivable so that they will be paid in full at closing. The $4,000,000 payment is contingent upon the successful completion and funding of the public offering by PracticeWorks of 3,750,000 shares of its common stock made on June 7, 2002. It is expected that such funding will be completed prior to June 30, 2002, although there can be no assurance such funding and the anticipated closing will occur by such date or at all. Upon funding, PracticeWorks will make a cash infusion into PracticeWares in return for equity and a note receivable. Five percent of the cash payment to Zila will be held in escrow for 60 days to offset certain indemnifications of Zila to PracticeWares. The Company will recognize the sale of the ZDS mail order business for accounting purposes upon receipt of the cash proceeds.

The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. The following table shows the components of the discontinued operations as of April 30, 2002 and July 31, 2001. Also included are the assets and liabilities of the business transferred under contractual arrangements as of April 30, 2002:

	April 30, 2002	July 31, 2001

Current assets	$4,970,874	$11,108,838

Property and equipment –net	210,086	386,766

Other assets	497,552	537,113

Assets of business transferred and discontinued operations	$5,678,512	$12,032,717

Current liabilities	1,449,611	3,648,138

Long-term debt	48,820	73,775

Liabilities of business transferred	$1,498,431	$3,721,913

Net assets of business transferred and discontinued operations	$4,180,081	$8,310,804

Sales for ZDS for the three and nine month period ended April 30, 2002 were $4,929,000 and $21,004,000, respectively. Sales for the corresponding periods in 2001 were $10,471,000 and $30,814,000, respectively.

4.	NET LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2002	2001	2002	2001

Net loss from continuing

operations	$(1,952,467)	$(4,879,969)	$(9,034,143)	$(6,703,530)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2002	2001	2002	2001

Loss from discontinued operations	(287,712)	(212,988)	(171,253)	(178,415)

Net loss	(2,240,179)	(5,092,957)	(9,205,396)	(6,881,945)

Preferred stock dividends	9,750		48,750

Net loss attributable to common

shareholders	$(2,249,929)	$(5,092,957)	$(9,254,146)	$(6,881,945)

Average number of common shares

outstanding:

Basic and diluted	45,471,160	43,446,150	44,545,095	43,401,455

Net loss per share from continuing

operations:

Basic and diluted	$(0.04)	$(0.12)	$(0.20)	$(0.16)

Net loss per share from discontinued

operations:

Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Since a loss from continuing operations was incurred for the quarters and nine months ended April 30, 2001 and 2002, convertible preferred stock, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

5.	INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2002	2001

Finished goods	$2,382,652	$4,128,119

Work in progress	1,910,867

Raw materials	4,513,187	7,052,981

Inventory reserves	(100,210)	(79,203)

	$8,706,496	$11,101,897

6.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended April 30, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded a tax benefit and corresponding receivable of $277,000 related to the filing of two amended federal income tax returns during the quarter. The amended return was filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carrybacks over five years instead of three.

The Company has recorded total deferred tax assets of approximately $5.6 million and a valuation allowance against the deferred tax assets of $5.6 million. The Company has offset a portion of its deferred tax assets with a valuation allowance due to the Company’s lack of earnings history. Management believes the valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

7.	DEBT

On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, Arizona, NA (“Bank One”) totaling approximately $6.4 million. The amount of funds available to the Company under the Line is based upon a percentage of the value of eligible receivables and inventory and was $4.8 million at April 30, 2002 of which, borrowings of $3.1 million were outstanding.

The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement, which expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At April 30, 2002, the Company was in compliance with the covenant. If the Company continues to experience significant losses, it may violate the covenant in future periods. The Company is currently reviewing all of its continuing operations to reduce its operating losses as well as exploring possible equity transactions in an effort to bolster its tangible net worth. The obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

8.	ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Effective August 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to that date, the Company accounted for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset might not be recoverable. In the quarter ended October 31, 2000, the Company recorded a non-cash charge of $310,000 in the Nutraceuticals segment to write down the carrying amount of the land and buildings of its former location in Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in February 2001.

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

During the current quarter, the Company determined that completion of the OraTest® Phase III clinical trial will require a significant number of additional patients. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. The projected cost of the clinical study has risen significantly compared to the original budget due to the additional patients required. The cost of the clinical study is dependent on many factors including, but not limited to, the number of clinical sites, patient enrollment rates, compliance with the study protocol and related monitoring, and the level of funding throughout the study. Zila intends to increase the rate of funding and the number of clinical sites to support the larger number of patients needed to complete the study. This effort is currently underway. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Therefore, the Company has updated its impairment analysis in accordance with SFAS 144 for the long-lived assets related to the OraTest® product with this information. Significant assumptions impacting the cashflows used in the impairment analysis include the timing and availability of sufficient additional financing, cost estimates and completion date of the clinical studies, approval by the FDA, and the cashflows generated by future sales of the OraTest® product. Based upon this updated analysis, the Company has determined that the assets are not impaired.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus on EITF 00-14 was effective for the Company on February 1, 2002. The implementation of this consensus required the Company to reclassify certain sales incentives, which were recorded as selling, general and administrative expenses as a reduction of net sales. The cost of free products is recorded as an increase of the cost of products sold.

In April 2001, the EITF released Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF 00-25 was effective for the Company on February 1, 2002.

The effect of the adoption of EITF-0014 and EITF-00-25 did not have a material impact on the Company’s results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill and intangible assets determined to have indefinite useful lives, will cease upon adoption of that statement. The Company will adopt SFAS 142 effective August 1, 2002, as required. The Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $1.2 million annually pre-tax. The Company is in the process of analyzing the impact that the impairment analyses will have on the Company’s recorded intangibles.

10.	CONVERTIBLE PREFERRED STOCK

In February 2001, the Company issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of the Company’s common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. The Company paid $29,000 in dividends during the quarter ended April 30, 2002. Holders of the preferred shares have no voting rights except as required by applicable law. The Company has accumulated accrued dividends of $19,750 as of April 30, 2002.

11.	SEGMENT INFORMATION

The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131: Consumer, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional, which includes the Peridex® product, the Pro-Series line of products including the Pro-Ties™ product, the OraTest® product, the ViziLite™ product and the IST line of products; and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to Zila Technical Operations, (the manufacturing facility for Zila® Tolonium Chloride) and the ongoing OraTest® clinical trial has been combined with the Corporate segment.

In November 2001, the Company made the decision to dispose of its Zila Dental Supply reporting segment (see Note 3). The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Zila Dental Supply as a discontinued operation. The assets of the business transferred are included in the total assets of discontinued operations.

The table below presents information about reported segments as of and for the nine months ended April 30 (in thousands):

					Discontinued
	Consumer	Professional	Nutraceuticals	Corporate	Operations	Total

Net revenues:

2002	$7,451	$3,972	$14,583	$0		$26,006

2001	$8,457	$3,634	$10,130	$0		$22,221

Income (loss) before

income taxes:

2002	1,591	(2,853)	1,428	(6,287)		(6,121)

2001	3,505	(2,136)	(1,208)	(7,200)		(7,039)

Depreciation and

amortization:

2002	54	1,022	924	617		2,617

					Discontinued
	Consumer	Professional	Nutraceuticals	Corporate	Operations	Total

2001	60	850	855	647		2,412

Total assets:

2002	2,675	17,361	29,648	10,102	5,349	65,135

2001	3,196	14,576	33,769	12,983	12,033	76,557

12.	COMMITMENTS AND CONTINGENCIES

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

Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel have advised Zila that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment. The Court has taken these motions under advisement and has stayed all further proceedings until the motions are decided. These decisions are not expected for at least several months.

In September 2000, Inter-Cal entered into a two year exclusive Processing Agreement with John

I. Haas, Inc. (“Haas”) for the extraction of oleoresin from dried-milled saw palmetto berries. Haas agreed to provide processing capacity for a minimum of 1.5 million pounds of dried and milled saw palmetto berries in the 2001 and 2002 processing seasons as defined in the Agreement. Inter-Cal agreed to pay Haas a fee of $.904 per pound for any shortfall not delivered as part of the 1.5 million pounds minimum per season. It is expected that Inter-Cal will have processed 2.75 million pounds through the end of the 2002 processing season (July 31, 2002), leaving a shortfall of 250,000 pounds. The parties have reached agreement in principle to relieve Inter-Cal of its obligation under the Agreement.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of the Company.

13.	COMPREHENSIVE LOSS

Statements of Comprehensive Loss

	Three months ended		Nine months ended
	April 30,		April 30,
	2002	2001	2002	2001

Net loss attributable to common

shareholders	$(2,249,929)	$(5,092,957)	$(9,254,146)	$(6,881,945)

Other comprehensive (loss)

income, net of tax:

Foreign currency translation adjustment	(66,500)	28,597	(46,959)	59,767

Unrealized holding losses on securities arising during the period		5,370		3,500

Other comprehensive (loss) income	(66,500)	33,967	(46,959)	63,267

Comprehensive loss	$(2,316,429)	$(5,058,992)	$(9,301,105)	$(6,818,679)

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

         Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) the Company’s failure to maintain compliance with the covenants of its outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) the Company’s ability to sell its line of saw palmetto products for a price greater than the carrying value of the inventory; (iv) increased competition from current competitors and new market entrants; (v) the Company’s reliance on single source manufacturing locations for several of its products (vi) adverse publicity regarding the industries to which the Company markets its products; (vii) the Company’s dependence upon its ability to develop new products; (viii) the Company’s ability to gain or expand distribution within new or existing channels of trade; (ix) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (x) adverse changes in government regulations; (xi) the Company’s and its suppliers ability to continue to comply with current good manufacturing practices (GMP) and other applicable regulatory requirements; (xii) exposure to product liability claims; (xiii) dependence on significant customers; (xiv) the Company’s ability to keep and attract key management employees; (xiii) the Company’s inability to manage growth and execute its business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) the Company’s reliance on independent brokers to sell many of its products; (xviii) the inability of the Company to protect its intellectual property; and (xix) a general downturn in the national economy as a whole.

         Included among the factors affecting the OraTest® product are (i) successful completion of the clinical study; (ii) the Company’s ability to obtain sufficient financing to fund the clinical study; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of the new clinical study and the FDA review process; (v) the limitations on indicated uses for which the OraTest® product may be marketed; and (vi) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest®product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect the Company’s future results, please refer to the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2001 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

         Zila is a worldwide manufacturer and marketer of nutraceutical, pharmaceutical, and biomedical products. During the quarter ended April 30, 2002, the Company had three major product groups: Consumer Pharmaceuticals, Professional Pharmaceutical Products and Nutraceuticals. The Consumer Pharmaceuticals group consists of over-the-counter products, including the Zilactin® family of products. The Professional Pharmaceuticals group includes Peridex® prescription mouth rinse, the OraTest® oral cancer detection system, the Pro-Series line of products, including the Pro-Ties™ bundling system for instrument sterilization, the ViziLite™ disposable light for illumination of abnormal oral tissue and the plastic molded products from Innovative Swab Technologies (“IST”). The Nutraceuticals group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal (“Inter-Cal”) subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx™ botanical line of products.

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

         In November 2001, the Company made the decision to divest its Zila Dental Supply (“ZDS”) reporting segment. In November and December 2001, the Company sold substantially all of the assets and certain liabilities of the ZDS segment in two separate transactions. It sold the ZDS full-service assets on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash. The Company realized a gain from the disposal of the full service assets of approximately $494,000, net of a current tax expense of approximately $329,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation.

         The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA for approximately $8.0 million in one short and two long-term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. The Company extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date. The note has not been paid and is currently in default. Zila has various remedies including the right to effect reconveyance to the Company. As a result of PracticeWare’s failure to pay the short term notes, the transaction to sell the mail order business no longer qualifies as a sale for accounting purposes and the assets and liabilities of that operation have been classified as current and shown as net assets and liabilities of business transferred under contractual arrangements. Operating results of the ZDS mail order business will continue to be reflected in the income statement as income (loss) from operation of discontinued Dental Supply Segment. For current and future quarters for which the transferred business has net income, such net income may be recognized by the Company to the extent of any cumulative quarterly losses within the same fiscal year. Similarly, quarterly losses of the business need not be recognized by the Company except to the extent that they exceed any cumulative quarterly net income within the same fiscal year.

         In March 2002, Zila and PracticeWares agreed in principle to restructure the terms relating to the sale. In June 2002, Zila, PracticeWares and PracticeWorks, Inc. entered into an agreement under which PracticeWares will pay Zila $4,000,000 plus a 19.0% ownership interest in PracticeWares (on a fully diluted basis). In addition, PracticeWares will pay Zila approximately $130,000 in accrued interest. In exchange for the consideration, Zila agreed to reduce the purchase price to equal the consideration paid and modify the principal balances of the notes receivable so that they will be paid in full at closing. The $4,000,000 payment is contingent upon the successful completion and funding of the public offering by PracticeWorks of 3,750,000 shares of its common stock made on June 7, 2002. It is expected that such funding will be completed prior to June 30, 2002, although there can be no assurance such funding, and the anticipated closing, will occur by such date or at all. Upon funding, PracticeWorks will make a cash infusion into PracticeWares in return for equity and a note receivable. Five percent of the cash payment to Zila will be held in escrow for 60 days to offset certain indemnifications of Zila to PracticeWares.

         On December 4, 2001, the Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the ViziLite chemiluminescent light technology from The Trylon Corporation of Torrance, CA (“Trylon”). In payment of the purchase price for the transaction, the Company issued 2,000,000 shares of restricted common stock, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. The shares of common stock are restricted in accordance with the following provisions: (i) all 2,000,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended; (ii) 500,000 of the shares delivered to Trylon have an additional contractual restriction upon sale or transfer that will be removed at the earlier of ten years following the closing date or the achievement of certain future sales milestones of the ViziLite product; and (iii) 375,000 of the other shares delivered to Trylon have an additional contractual restriction that will be removed at the earlier of ten years following the closing date or in the event of the submission and approval in filing a 510(k) application with the FDA for a product currently under development. The 375,000 shares in escrow are to remain in escrow until the date upon which the Company receives FDA marketing clearance on the new product described in item (iii) above. If the Company does not receive such clearance on or before the second anniversary of the closing date, then the stock in escrow is to be returned to the Company and cancelled, subject to certain exceptions.

         The 1,625,000 shares of restricted common stock were valued at $2,978,000 as follows: (i) the fair value of the 750,000 shares restricted within the meaning of Rule 144 but not otherwise restricted, were valued at $1,853,000 which was based upon the common stock share market price of $2.47 on December 4, 2001; (ii) the 500,000 shares of restricted common stock subject to additional contractual restrictions relating to sales milestones were valued at $753,000 and were discounted from the December 4, 2001 share price based upon the length of time and probability of achieving the requisite sales milestones; and (iii) the 375,000 restricted shares of common stock subject to additional contractual restrictions tied to FDA submissions were valued at $372,000 and were discounted based upon the length of time and probability of submitting an acceptable 510(k) application to the FDA. The $2,606,000 of value referenced in items (i) and (ii) above was recorded as an intangible asset as a license. The $372,000 in value referenced in item (iii) above was recorded as a prepaid research and development fee and will be amortized as research and development expense over the two-year period in which the application is prepared.

         The release of the 375,000 shares in escrow is contingent upon Trylon obtaining regulatory approval of a product currently under development. Due to the contingent nature of the approval process, the Company will not record the research and development costs associated with these shares until approval is obtained. The Company is in the process of obtaining an independent valuation of the restricted stock issued and will adjust its estimates of the value upon its completion. Management believes that assumptions used in developing the recorded value of the restricted stock are supportable and does not anticipate a material change in the original valuation.

         In addition, the Company entered into a license agreement with Trylon related to the chemiluminescent light technology that requires the Company to pay a royalty on sales of the ViziLite™ product of 10 percent during the first five years, and five percent during the next five years

RESULTS OF OPERATIONS

Comparison of the Quarter ended April 30, 2002 with the Quarter ended April 30, 2001

         Total net revenues increased 52.5% to $8.4 million for the quarter ended April 30, 2002, compared to revenues of $5.5 million during the third quarter of the prior fiscal year.

         Net revenues for Inter-Cal for the quarter ended April 30, 2002, were $4.6 million, a 88.9% increase compared to $2.5 million for the corresponding 2001 fiscal quarter. The increase is attributable to increased radio and television advertising of the Ester-C® products in the two previous quarters and an increase in sales of saw palmetto products of 84.9%. Inter-Cal’s international sales during the quarter increased to $945,000 compared to $316,000 in the previous year’s third quarter.

         Consumer Pharmaceuticals had net revenues of $2.2 million for the quarter ended April 30, 2002, a 6.8% increase over the $2.1 million recorded during the corresponding quarter last year. The increase was due primarily to increased advertising and promotion during the quarter coupled with a delay in shipments in the prior year quarter due to the inability to receive an adequate supply of Zilactin®L products from the manufacturer. Several initiatives were started during the quarter in an effort to increase sales, including new package design for all Zilactin® products, a new consumer and professional advertising campaign, increased level of public relations activities and the release of the new Zilactin® Baby Teething Gel and the Baby Teething Swab products.

         Net revenues for Professional Pharmaceuticals were $1.5 million, a 59.2% increase from the $917,000 recorded during the prior year quarter. Sales of the Peridex® product increased 63.0%. Sales for the IST division were $301,000 (excluding $253,000 of interdivisional sales), an increase of 26.4% compared to the $238,000 (excluding $262,000 of interdivisional sales) in the previous year quarter.

         For the quarter ended April 30, 2002, the cost of products sold was $3.0 million; a 53.1% increase from the $2.0 million recorded in the quarter ended April 30, 2001. Cost of products sold as a percentage of net revenues increased slightly to 36.5% in the quarter ended April 30, 2002 from 36.3 % in the quarter ended April 30, 2001. The increase for the quarter primarily reflects the increase in sales of Palmettx™ products that have a higher cost of production as a percentage of revenue than the other product lines of the Company.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased to 36.4% in the quarter ended April 30, 2002 from 31.8% in the corresponding quarter of the previous year. The increase was attributable to a change in the mix of products sold. The increase was caused by the higher percentage of sales of the Palmettx™ botanical line of products in the current quarter, which had a lower contribution margin than the Ester-C® line of products during the period. Inter-Cal increased prices to customers in February 2002 for saw palmetto products in an effort to boost its future profit margins.

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals decreased to 29.4% in the quarter ended April 30, 2002 from 30.3% in the quarter ended April 30, 2001. The decrease for the quarter is the result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals decreased to 43.6% for the quarter ended April 30, 2002 from 48.6% in the quarter ended April 30, 2001. The decrease is due primarily to the lower costs to manufacture IST’s products during the current quarter compared to the previous year quarter and the addition of the costs for the ViziLite™ products sold in the current quarter that have a higher gross profit.

         The Company incurred selling, general and administrative expenses of $5.6 million, or 67.3% of net revenues during the third quarter of fiscal year 2002 compared to $6.1 million, or 112.3% of net revenue in the same period in fiscal 2001. The decrease in costs is due primarily to reduced accruals for incentive compensation, lower legal fees and reduced bad debt expense offset by an increase in salaries and related expenses as well as building and equipment rental costs at the Zila Technical Operations manufacturing facility in Phoenix, Arizona.

         Research and development expenses decreased $190,000, or approximately 16.6%, from $1.1 million in the third quarter of fiscal year 2001 to $953,000 for the same period in fiscal year 2002. The decrease is primarily due to a decrease in expenses related to the cost of the clinical study associated with the Company’s ongoing efforts to obtain FDA approval of the OraTest® product offset by the addition of costs for a product currently under development related to ViziLite.™

         Depreciation and amortization expenses increased slightly to $918,000 in the third quarter of fiscal year 2002 from $829,000 for the same period in fiscal year 2001. The increase is due primarily to the inclusion of the amortization related to ViziLite™.

         The Company recorded interest expense of $113,000 for the quarter ended April 30, 2002 compared to $192,000 in the same period of the previous year. The decrease was attributable to decreased bank borrowings and debt obligations, as well as lower interest rates during the current quarter compared to the previous year period.

         At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. If necessary, the rate is revised, as of the end of each quarter during the fiscal year to the Company’s best estimate of its annual effective tax rate. In the three months ended April 30, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded a tax benefit of $277,000 related to the filing of two amended federal income tax returns during the quarter. The amended return was filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carrybacks over five years instead of three. In the three months ended April 30, 2001, the Company recorded no income tax benefit.

         For the quarter ended April 30, 2002, the Company had a net loss from continuing operations of $2.0 million compared to net loss of $4.9 million for the prior year quarter. As stated above, the decrease in net loss is primarily attributable to increased sales at Inter-Cal, a decrease in selling, general and administrative expenses and increased income tax benefit during the current quarter.

Comparison of the First Nine Months of 2002 with the First Nine Months of 2001

         Total net revenues increased 17.0% to $26.0 million for the nine months ended April 30, 2002, compared to revenues of $22.2 million for the nine months ended April 30, 2001.

         Net revenues for Inter-Cal for the nine months ended April 30, 2002 were $14.6 million, a 44.0% increase when compared to $10.1 million for the corresponding period in fiscal year 2001. The increase is attributable to increased radio and television advertising for Ester-C® products during the current period and increases in international and saw palmetto sales. Inter-Cal’s international sales increased approximately 12%, during the first nine months of the current fiscal year compared to the previous year amount. Sales of saw palmetto products increased to $2.0 million during the current year, or an approximately 100% increase when compared to the same period last year.

         Consumer Pharmaceuticals had net revenues of $7.5 million for the nine months ended April 30, 2002, an 11.9% decline over the $8.5 million recorded during the corresponding period last year. The decrease was primarily due to the entry of several new competitive products into the market, the use of discount programs in the corresponding period last year and the adverse affects on consumer demand caused by the events of September 11, 2001. Several initiatives were started during the third quarter in an effort to increase sales, including new package design for all Zilactin® products, a new consumer and professional advertising campaign, increased level of public relations activities and the release of the new Zilactin® Baby Teething Gel and the Baby Teething Swab products.

         Net revenues for Professional Pharmaceuticals increased 9.3% from $3.6 million during the nine months ended April 30, 2001 to $4.0 million for the nine months ended April 30, 2002. The increase was due primarily to the inclusion of IST sales for the entire nine months of the current year period and the inclusion of the sales of the newly acquired ViziLite™ product, which was not included in the segment in the prior year period. In addition, the prior year period includes $483,000 of license revenue generated from an agreement executed during the quarter, whereby the Company granted a customer the right to use its technology related to Chlorhexidine Gluconate to produce a generic form of the product for distribution.

         For the nine months ended April 30, 2002, cost of products sold was $9.4 million; a 29.5% increase from the $7.2 million recorded in the nine months ended April 30, 2001. Cost of products sold as a percentage of net revenues increased to 36.0% in the nine months ended April 30, 2002 from 32.6% in the corresponding 2001 period. The increase for the period reflects (i) the effect of the non-recurring licensing fees in the prior year that have no costs associated with them; (ii) the inclusion of IST product costs for the entire nine month period of the current fiscal year; (iii) the inclusion in the second and third quarter of the current fiscal year of the ViziLite™ product costs; and (iv) the increase in sales of Palmettx™ products that have a higher cost of production as a percentage of revenue than the other product lines of the Company.

         Cost of products sold as a percentage of net revenues for Inter-Cal increased slightly to 37.8% in the nine months ended April 30, 2002 from 35.6% in the nine months ended April 30, 2001. The increase was caused by the higher percentage of sales of the Palmettx™ botanical line of products, which had a lower profit margin than the Ester-C® line of products during the period. During the second quarter of 2002, Inter-Cal reduced the carrying value of one of its saw palmetto products by $55,000 because the sales price of the product was less than its carrying value. Inter-Cal increased prices to customers in February 2002 for saw palmetto products. However, if Inter-Cal is unsuccessful in its efforts to continue to sell the Palmettx™ products at higher prices and market conditions force it to sell certain Palmettx™ products below cost, then the Company may be required to take an additional charge in future quarters for the write-down to net realizable value of the Palmettx™ inventory. As of April 30, 2002, Inter-Cal had approximately $3.7 million of Palmettx™ in inventory.

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased slightly to 27.0% in the nine months ended April 30, 2002 compared to 25.7% for the corresponding period in fiscal 2001. The increase for the period is a result of a change in the mix of products sold. Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 40.3% in the nine months ended April 30, 2002 compared to 30.1% for the corresponding period in fiscal 2002. The increase is due primarily to the inclusion of IST costs for the entire nine month period of the current fiscal year and the addition of ViziLite™ product costs to the segment during the period.

         The Company incurred selling, general and administrative expenses of $17.5 million, or 67.1% of net revenues during the first nine months of fiscal year 2002 compared to $16.3 million, or 73.4% of net revenue in the same period in fiscal 2001. The increase in selling, general and administrative expenses is attributable to increased marketing and selling expenses at Inter-Cal and Consumer Pharmaceuticals, the inclusion of IST costs for the entire current year period, the addition of the ViziLite™ product costs during the current period and increased expenses at the Zila Technical Operations manufacturing facility related to production of the ViziLite™ product and increased product testing.

         Research and development expenses decreased $329,000, or 12.5%, from the $2.6 million incurred in the first nine months of fiscal year 2001 to $2.3 million for the same period in fiscal year 2002. The decrease was primarily due to a reduction of expenses related to research and clinical activities associated with the OraTest® product.

         Depreciation and amortization expenses increased $205,000 from $2.4 million in the first nine months of fiscal year 2001 to $2.6 million for the same period in fiscal year 2002. The increase is due primarily to the increase in the depreciation of assets associated with Inter-Cal’s new manufacturing facility that were placed in service during the second half of 2001, the inclusion of IST costs for the entire current period and the addition of the ViziLite™ product costs during the current period.

         In October 2000, the Company recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings related to the former Inter-Cal operation in Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in March 2001.

         The Company recorded interest expense of $392,000 for the nine months ended April 30, 2002 compared to $358,000 in the same period of the previous year. The increase was attributable to increases in debt obligations incurred during the current year period compared to the previous year period.

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

         The Company regularly reviews its deferred tax benefits and related valuation reserves in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. During fiscal year 2000, the Company sold two of its under performing operating units that had historically created much of the annual taxable losses. As a result of these disposals, the Company was able to utilize a large portion of previously existing net operating loss carryforwards and showed cumulative taxable income from continuing operations for the past three years. This evidence, combined with the Company’s projections of future taxable income, resulted in the Company reversing $2,912,000 in valuation allowance during the fiscal year ended July 31, 2000, because it was determined more likely than not that the Company would not be able to utilize the majority of the remaining deferred tax assets.

         During fiscal year 2001, the Company experienced a taxable loss of $4,253,000 from the continuing operations. This loss reduced the amount of three-year cumulative income significantly.

         After a detailed review of the deferred tax valuation allowance, the Company determined that the net deferred tax asset balance at July 31, 2001 was recoverable based upon the Company’s remaining cumulative income from continuing operations, a return to historical operating performance of the Inter-Cal business in the fourth quarter, and future projections of income. During fiscal year 2001, the Company recorded $1,772,000 in deferred tax assets offset by an increase in the deferred valuation reserve of $1,437,000, which resulted in a net income tax benefit of $335,000.

         During the nine month period ended April 30, 2002, the Company lost $9,034,000 from continuing operations. These losses exceeded the Company’s projected operating results and pushed the Company into a three-year cumulative loss position. Cumulative losses are a form of SFAS 109 evidence that is among the most objectively verifiable and carries more weight than other evidence that embodies some degree of subjectivity such as projected future income. For this reason, whenever an enterprise has suffered cumulative losses in recent years, realization of a deferred tax asset is difficult to support if those assertions are based on forecasts of future profitable results without a demonstrated turnaround to operating profitability. In addition to the losses incurred in the second quarter, additional negative evidence occurred as a result of the Company’s disposal of the historically profitable Zila Dental Supply segment.

         As a result of this negative evidence, the Company determined that it is more likely than not that certain future tax benefits will not be realized. In the nine months ended April 30, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded income tax expense of $3,189,000 during the current nine month period primarily due to an increase in the valuation allowance related to the Company’s deferred tax assets. In addition, the Company recorded a tax benefit of $277,000 related to the filing of two amended federal income tax returns during the quarter. The amended return was filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carrybacks over five years instead of three. In the three months ended April 30, 2001, the Company recorded no income tax benefit. In the nine months ended April 30, 2001, the Company recorded an income tax benefit of $335,000. The Company’s effective tax rate for the prior year nine month period is significantly lower than the statutory rate due primarily to the non-deductibility of foreign operating losses and non-deductible amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2002, the Company’s primary sources of liquidity included cash and cash equivalents of $1.1 million and the line of credit discussed below. Working capital decreased to $12.8 million at April 30, 2002 from $17.2 million at July 31, 2001, but the current ratio increased slightly to 2.2 at April 30, 2002 from 2.1 at July 31, 2001. The primary reason for the decrease in working capital is the decrease in accounts receivable and inventories related to the discontinuance of the ZDS segment and the losses incurred during the period.

         Net cash provided by operating activities was $817,000 during the nine months ended April 30, 2002, attributable to the net loss of $9.2 million offset by changes in operating assets and liabilities totaling $3.7 million and by non-cash items of $6.3 million related primarily to depreciation, amortization and the reversal of the deferred tax asset. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in accounts receivable of $1.2 million due to increased collection efforts; (ii) a decrease in inventory of $2.4 million related primarily to the increased sales of the Palmettx™ and Ester-C® products and lower purchases at Consumer Pharmaceuticals; and (iii) a decrease in accounts payable and accrued expenses of $727,000 related to vendor payments made by Inter-Cal during the current period for inventory and the construction of the new building.

         Net cash provided by investing activities was $2.6 million related primarily to the proceeds received from the sale of the full service ZDS assets of $5.8 million offset by the net transfers of assets and liabilities of the discontinued operations, capital purchases, the purchase of the Peridex® product distribution rights for Western Europe and patent filings for Inter-Cal and the OraTest® product.

         Net cash used in financing activities was $3.6 million. Significant changes were: (i) the outstanding balance of the line of credit was reduced by $3.0 million; (ii) the building loan with Bank One, Arizona, NA of approximately $277,000 was paid in full; and (iii) the outstanding principal balance of the bonds related to the new Inter-Cal facility was reduced by approximately $356,000.

         At April 30, 2002, the Company had income tax net operating loss carryforwards of approximately $18 million, which expire in years 2007 through 2022. The Company’s ability to utilize these income tax net operating loss carryforwards may be impaired if the Company continues to incur operating losses.

         On August 27, 2001, the Company and Congress Financial Corporation (“Congress”) entered into a Loan and Security Agreement (the “Agreement”) under which Congress provides a $12 million revolving line of credit (the “Line”) to the Company at an interest rate equal to the prime rate plus 3/4 percent. A portion of the available funds from the Line were used to pay off in full the line of credit and building loan due to Bank One, Arizona, NA, totaling approximately $6.4 million. The amount of funds available to the Company from the Line is based upon a percentage of the value of eligible receivables and inventory and was $4.8 million at April 30, 2002, of which borrowings of $3.1 million were outstanding.

         The obligations under the Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of the Company and of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement, which expires August 17, 2004; however, the Line is classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At April 30, 2002, the Company was in compliance with the covenant. If the Company continues to experience significant losses, it may violate the covenant in future periods. The Company is currently reviewing all of its continuing operations to reduce its operating losses and exploring possible equity transactions in an effort to bolster its tangible net worth. The other obligations of Oxycal to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

         During October 2000, Inter-Cal moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of the facility. The Bonds consist of $3.9 million Series A and $210,000 of Taxable Series B, which, as of April 30, 2002 carried interest rates of 2.0% and 2.05%, respectively and have a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila guarantees the letter of credit.

         The Company believes that cash generated from its operations, the sale of the assets of ZDS, its investing activities and the availability of cash under its line of credit are sufficient to finance its current level of operations and anticipated capital expenditures. When the Company sold the mail order operations of ZDS to PracticeWares, Inc. in December 2001, the Company expected to receive approximately $5.7 million in January 2002, of which approximately $3 million was to be invested in the on-going OraTest® Phase III clinical trial. Due to the restructuring of the PracticeWares transaction, the Company did not receive the $5.7 million as expected; however, as a result of the latest restructuring of the transaction, the Company expects to receive approximately $4.0 million before the end of June 2002 if the transaction closes as scheduled.

         During the current quarter, the Company determined that completion of the OraTest® Phase III clinical trial will require a significant number of additional patients and the Company is currently evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Due to the nature of clinical trials of this type, it is not feasible for the Company to set a definitive date for completion of the trial. By taking such measures as adding additional sites, increasing patient enrollment and obtaining sufficient funds, the Company believes that the length of the completion of the clinical trial will not be significantly increased. The cost of the clinical study is dependent on many factors, including, but not limited to, the number of clinical sites, patient enrollment rates, compliance with the study protocol and related monitoring, and the level of funding throughout the study. The projected cost of the clinical study has risen significantly over the original budget due to the additional patients required. Zila intends to increase the rate of funding and the number of clinical sites to support the larger number of patients needed to complete the study. This effort is currently underway and the Company believes that it will have sufficient funds for the clinical trial for the next fiscal year, provided that the closing of the sale of the ZDS mail order business discussed above occurs as expected. The Company will, however, require additional financing to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003, as well as to make any significant acquisitions. The Company is currently considering possible financing sources such as the equity markets, venture capital and strategic partners and is pursuing two funding strategies that if completed would provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to the Company.

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

         Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel have advised Zila that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment. The Court has taken these motions under advisement and has stayed all further proceedings until the motions are decided. These decisions are not expected for at least several months.

         The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

On June 6, 2002, the Company’s Board of Directors appointed Douglas D. Burkett, Ph.D., President and Chief Executive Officer and elected him to the Board. Joseph Hines, who had been President and Chief Executive Officer, will continue as Chairman of the Board. Dr. Burkett’s responsibilities have included management of Zila Technical Operations, Innovative Swab Technologies and Zila Pharmaceuticals. In April 2002, the Board of Directors appointed him Vice President. Dr. Burkett, age 38, joined Zila in 1995 as Manager of Research and Manufacturing, with primary responsibility to develop, refine and scale up production of Zila Tolonium Chloride, the active ingredient in Zila’s OraTest® oral cancer detection product. Dr. Burkett received a B.S. in Chemistry from Missouri Western State College in 1987, and a Ph.D. in Organic Chemistry from Arizona State University in 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2002	By:/s/Douglas D. Burkett, Ph.D. Douglas D. Burkett, Ph.D President and Chief Executive Officer (Principal Executive Officer)

By:/s/Bradley C. Anderson Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)