Form 10-K
period 2002-07-31
ZILA INC
filed 2002-11-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17521

ZILA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0619668 (I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona (Address of Principal Executive Offices)	85014-2800 (Zip Code)

Registrant’s telephone number, including area code (602) 266-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [  ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X ]

       At September 30, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $ 54,127,000.

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

       At September 30, 2002, the number of shares of common stock outstanding was 45,485,260.

DOCUMENTS INCORPORATED BY REFERENCE

       Materials from the Registrant’s 2002 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index
EX-3.B
EX-23
EX-24.B
EX-24.C
EX-24.D
EX-24.E
EX-24.F
EX-24.G
EX-24.H
EX-24.I
EX-99.1
EX-99.2

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on page 15 of this Form 10-K.

PART I

Item 1. BUSINESS

General

       Zila, Inc., a Delaware corporation, is a manufacturer and marketer of pharmaceutical, nutraceutical, and biotechnology products. In fiscal year 2002, our business was organized into the following Groups: Consumer Pharmaceuticals, Professional Pharmaceuticals and Zila Nutraceuticals.

       The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Consumer Pharmaceuticals Group operates under our wholly owned subsidiary, Zila Pharmaceuticals, Inc., a Nevada corporation.

       The Professional Pharmaceuticals Group includes Peridex® prescription mouth rinse, OraTest®, an oral cancer diagnostic system, ViziLite™, a chemiluminescent light product for detection of oral mucosal abnormalities and the plastic molded products from Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”), a wholly owned subsidiary of the Company. The Professional Pharmaceuticals Group (excluding OraTest® and IST) operates under a wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc., a Nevada corporation. The OraTest® product is sold in Europe under a wholly owned subsidiary of the Company, Zila Limited, a United Kingdom company, and in other parts of the world through Zila, Inc. Unless the context otherwise indicates, the terms “Zila” and “Company” as used herein refer to Zila, Inc. and its subsidiaries.

       The Zila Nutraceuticals Group includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Inter-Cal Corporation, Inc, (“Inter-Cal”), an Arizona corporation, doing business as Zila Nutraceuticals. Oxycal and its subsidiary manufacture and distribute a patented and unique form of Vitamin C under the trademark Ester-C® and a line of saw palmetto products under the Palmettx® trademark. Oxycal Export, Inc., a U.S. Virgin Islands corporation and a wholly owned subsidiary of Oxycal, was dissolved on April 30, 2001.

Recent Developments

       On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the Food and Drug Administration (“FDA”) approved ViziLite™ chemiluminescent light device from The Trylon Corporation of Torrance, CA (“Trylon”). The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. We issued 2,000,000 shares of restricted common stock for the rights and agreed to pay royalties to Trylon on sales of the ViziLite™ product.

       In November 2001, we decided to sell the operations of the Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions, during the second fiscal quarter of 2002. Our financial statements in this report have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the ZDS business as discontinued operations. The historical results of the operations of the ZDS business up to November 2001 and the gain (loss) recognized on the components of the sales are reported as discontinued operations in the accompanying consolidated financial statements.

       On February 5, 2001, we announced the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation (“NHMC”), headquartered in Winnipeg, Canada. Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies. We paid approximately $2.3 million in a combination of cash and preferred stock for the unit.

       On December 20, 1999, Integrated Dental Technologies, Inc. (“IDT”), a subsidiary of Zila, completed the sale of substantially all of its assets and liabilities related to its PracticeWorks division located in Gold River, California to InfoCure Corporation, of Atlanta, Georgia for approximately $4.65 million. We recognized a gain from the sale of approximately $4.7 million.

       On October 28, 1999, Cygnus Technologies, Inc. (“Cygnus”), a subsidiary of Zila, completed the sale of substantially all of its assets and certain of its liabilities to Procare Laboratories, Inc., of Scottsdale, Arizona for approximately $4.0 million. Procare is controlled by the former owner and President of Cygnus.

       Financial information for each group or segment for each of the last three fiscal years is included in our Audited Consolidated Financial Statements and the notes thereto and has been restated to reflect the new segments and the discontinued operations of ZDS.

       Our principal executive offices are located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800, and our telephone number is (602) 266-6700.

Products

Consumer Pharmaceuticals

- Zilactin®	The Zilactin® line includes the following over-the-counter (“OTC”), non-prescription products: Zilactin® Cold Sore Gel, Zilactin®-B Canker Sore Gel, Zilactin®-L Cold Sore Liquid, Zilactin®-Lip Balm, Zilactin® Baby Teething Gel, Zilactin® Medicated Toothache Swabs and the new Zilactin® Baby Teething Swabs. The Zilactin® product line accounted for 28%, 36% and 29% of our Company’s net revenues for fiscal years 2002, 2001 and 2000, respectively. The Zilactin® products are used topically for the purposes described below:

	•	Zilactin® Cold Sore Gel creates a medicated bandage like film over wounds that last up to six hours, promoting healing and relieving pain.

	•	Zilactin®-B Canker Sore Gel treats wounds inside the mouth with benzocaine. The medicated bandage like film protects the wound and holds the medication in place for up to six hours.

	•	Zilactin®-L Cold Sore Liquid contains pain-relieving lidocaine to treat colds sores and fever blister symptoms before they erupt.

	•	Zilactin® Lip Balm prevents sun blisters, treats cold sores and relieves chapped lip pain. The Paba free formula provides SPF 24 sun protection.

	•	Zilactin® Baby Teething Gel has pain-relieving benzocaine, a cooling ingredient to soothe baby’s sore gums, and does not contain alcohol, saccharin or coloring dyes.

	•	Zilactin® Medicated Toothache Swabs are patented, individually sealed medicated swab applicators containing benzocaine to provide instant relief from toothache pain.

	•	Zilactin® Baby Teething Swabs are patented, individually sealed medicated swab applicators containing benzocaine to provide instant pain relief to baby’s gums.

We own the patent covering the Zilactin® treatment composition which includes the composition and the film-forming properties of the product formula. See Part 1. “Business - Patents and Trademarks.” Zilactin® and Zilactin®-B formulas incorporate these proprietary treatment compositions. Zilactin® and Zilactin®-B are packaged as gels in ..25 ounce plastic tubes. Zilactin®-L is a liquid packaged in a .25 ounce plastic bottle. The products are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid.

The gels contain an active ingredient that forms a thin, transparent, pliable bandage-like film, which holds the active ingredient against the affected tissue, keeps the affected area clean and protects the wound from the irritants and bacteria found within the oral cavity.

The bandage can last up to six hours inside the mouth, a feature that makes the formulation suitable for a variety of dental applications. Zilactin® Baby Teething Gel is packed in a .33 ounce tubes while the Zilactin® Toothache Swabs and the Zilactin® Baby Teething Swabs are available in an 8, 12 or 14 swab package.

In addition to its over-the-counter applications, Zilactin® is being used by dentists to treat patients with canker sores and other oral mucosal ulcers or lesions, and has been evaluated in dental schools at selected major universities. We believe that superior efficacy and targeted marketing efforts are the reasons that independent pharmacist research studies reported that Zilactin® was the number one OTC product pharmacists recommend for treating canker sores and cold sores in fiscal year 2001.

Professional Pharmaceuticals

- Peridex®	Peridex® is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis. The active ingredient in Peridex® is 0.12% chlorhexidine gluconate. Peridex® is the first and only rinse to receive the American Dental Association seal for reduction of plaque and gingivitis. Peridex® effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone. We acquired the Peridex® product line from The Procter & Gamble Company in November 1997.

- OraTest®	The OraTest® product, a diagnostic adjunct for oral cancer and site delineation for biopsy and surgical excision, is a chair-side oral rinse or swab that can be administered by either a medical practitioner or dentist. OraTest® contains the active ingredient Zila® Tolonium Chloride, a staining agent, that will adhere to specific cell types within the mouth that are abnormal and that may not be visible to physicians or dentists. The product has been approved for distribution in the United Kingdom, Australia, Taiwan, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, China, Bermuda and the Bahamas, but we are not actively marketing it in these countries. Currently, OraTest® is available in the U.K., Greece, Bahrain, China and Taiwan. We are currently funding a Phase III clinical study to support our application for approval of the OraTest® product in the United States by the FDA.

According to the American Cancer Society, 28,900 new oral cavity and pharyngeal cancers will be diagnosed and approximately 7,400 oral cancer related deaths will occur in the United States in 2002. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. In most people diagnosed with oral cancer, the disease has metastasized, resulting in a poor prognosis because the usual method of detecting the disease is a visual examination. Those who do survive frequently undergo significantly disfiguring surgery. When oral cancer is detected early, survival rates are as high as 82%; detected late the survival rate plummets to 18%.

- ViziLite™	The patented, single use ViziLite™ Test Kit allows healthcare providers to improve early detection, evaluate and monitor oral mucosal abnormalities in those individuals at increased risk for oral cancer in combination with a conventional oral mucosal examination. The disposable kit includes a 54 mm (2 1/4 inch) plastic tube which, when flexed, activates a non-toxic chemical light source. The activated ViziLite™ is inserted into its retractor, a six-inch windowed hard plastic holder. ViziLite™ produces a diffuse light for approximately 10 minutes — long enough to do a thorough visual oral examination. The kit also includes a small bottle of 1% acetic acid solution used prior to the procedure to disrupt the glycoprotein barrier of mucosal surfaces.

- IST Products	IST manufactures three sizes of dry handled swab applicators for both OEM customers and for divisions of our Company. In addition, IST manufactures its own brand of disposable probe covers (plastic sheaths used with electronic thermometers) sold into healthcare distribution channels and manufactures custom plastic parts for OEM customers.

Zila Nutraceuticals

- Ester-C®	Zila Nutraceuticals, located in Prescott, Arizona, manufactures and distributes a patented and unique form of Vitamin C under the trademark Ester-C®. Products manufactured with Ester-C® nutritional ingredients are sold throughout the U.S. and in over 41 countries worldwide. Inter-Cal requires its customers to display the federally registered Ester-C® logo on their packaging. Ester-C® nutritional ingredients are primarily used in dietary supplements and are available to consumers at retail under approximately 89 brand names distributed by leading supplement manufacturers and marketers. However, opportunities exist in topical applications (such as skin creams), chewable vitamins, nutrition bars, sport drinks and food fortification. Zila Nutraceuticals parent company, Oxycal, holds two patents on certain compositions and methods for administering vitamin C and therapeutically active compounds, one patent on a stable liquid form of mineral ascorbate, and was recently issued a patent in the U.S. for methods and compositions for potentiating cancer chemotherapy agents with Ester-C® technology. Sales of Ester-C® accounted for approximately 50%, 50% and 52% of Zila’s net revenues for fiscal years 2002, 2001 and 2000.

In addition to our flagship vitamin C product for dietary supplements, we also distribute Ester-C® nutritional ingredients for inclusion in a variety of product line extensions. Ester-C® Topical Concentrate, a liquid formulation for skin care products, provides a stable form of Vitamin C that penetrates to the collagen-producing layers of the skin without chemicals. Ordinary Vitamin C is quite unstable in water, the basis of most health and beauty care products, and does not last long enough for the skin to reap the benefits of Vitamin C. Ester-C® Topical Concentrate is non-acidic and free of chemical esters. Additionally, four new forms of Ester-C® nutritional ingredients were introduced for use in multivitamins (Ester-C® MV), chewable vitamins (Ester-C® CG), effervescent (Ester-C® EG), and beverages (Ester-C® BG.) Ester-C® Chelated Mineral Blend provides the benefits of supplemental Vitamin C for animals.

- Palmettx®	Palmettx® is a standardized extract of the saw palmetto plant that retains high concentrations of the active phytosterol components and is extracted without chemicals, toxic solvents or excessive heat. Saw Palmetto extract is used to reduce the symptoms associated with glandular swelling in patients with Benign Prostatic Hyperplasia (BPH), a problem that affects as much as 50% of the male population by the age of 60 years. Zila Nutraceuticals produces Palmettx® using a supercritical carbon dioxide (CO2) fluid bioprocess method, PureXtrax™, which extracts botanicals naturally, without solvents such as hexane and alcohol. The process is non-hazardous to the environment, and we believe it assures the highest product integrity and virtual elimination of all enzymes, microorganisms, viruses, molds and spores. Inter-Cal currently provides many forms of saw palmetto to its customers, including high phytosterol-content super critically extracted oils and bulk powders.

Marketing

Consumer Pharmaceuticals

- Strategy for Marketing OTC Products	The Consumer Pharmaceutical Group employs three strategies to market its Zilactin® family of products:
	•	Consumer Awareness - build consumer awareness of the OTC products through focused efforts like targeted journal advertising, direct mail and purchasing incentives. A national television, print and public relations campaign was executed to generate awareness of our products among cold and canker sore sufferers through promotional vehicles and positives reaching the demographics found within the population.

	•	Professional Awareness - educate key groups of health professionals on the uniqueness and effectiveness of each of the products. Targeted efforts to build awareness of the product line are made by direct mailings, journal advertising sample fulfillment and attending medical conventions. During fiscal year 2002, we participated in over thirty meetings geared to dental, pharmacy and medical professionals. At these meetings, our representatives had an opportunity to interact with and distribute information to thousands of interested health professionals. These promotional efforts are designed to build important professional recommendations resulting in retail purchases.

	•	Trade Participation - participate in retailer-driven activities designed to make its OTC products available at more outlets and to offer value to consumers at the retail store level. Because most cold and canker sore purchases are “need” driven, these initiatives are aimed at attaining the highest possible shelf purchases.

Professional Pharmaceuticals

- Peridex®	During fiscal year 2002, Peridex® was marketed to healthcare professionals and pharmacists with extensive support from Omnii Oral Pharmaceuticals of Palm Beach, Inc., (“Omnii”), a national dental profession sales and distribution organization. Omnii has a national network of field sales representatives with significant coverage of dental professionals.

Additionally, Omnii representatives call upon the nations 54 dental and 200 hygiene schools, as well as managed care organizations, pharmacists and wholesalers, to reinforce support for the Peridex® product and our other brands.

- OraTest®	During fiscal 2002, we sold the OraTest® product through our wholly owned subsidiary, Zila Limited in the U.K. Additionally, Zila Limited has contracted with CPG Holdings Ltd, a third party fulfillment organization, to warehouse and ship OraTest® products throughout the European Union and other selected countries. Zila will seek a partner in Europe for future marketing and sales for the OraTest® product. Additionally, as a result of our effort to focus on our core objectives of reducing costs, we have elected not to fund the Ministry of Defense marketing study in the U.K. and instead utilize the funds toward the OraTest phase III clinical study.

In February 2002, we announced that the World Medical Trade Organization, Inc. (“WMTO”) will distribute the OraTest® product in major Asian markets including Hong Kong, Indonesia, Korea, Malaysia, Peoples Republic of China, the Philippines, Singapore, Taiwan, Thailand and Viet Nam. WMTO is currently developing their marketing plan for distribution of the OraTest® product in these countries.

- ViziLite™	In December 2001, we entered into a distributorship agreement with Patterson Dental Company to supply certain products for the dental industry, including the ViziLite™ product, in the United States and Canada. In February 2002, Zila, Trylon and the WMTO entered into a Memorandum of Understanding whereby we will supply products, including the ViziLite™ product, to the WMTO for distribution in various countries in the Pacific Rim. We have not had significant sales of the Vizilite™ product to date. Based upon our market research, a coordinated marketing plan has been developed to reach both opinion leaders and end-users in the oral cavity screening process.

- IST Products	IST markets its swab products to a variety of OEM accounts in the dental, medical and cosmetic industries using independent sales representatives and its own in-house employees. Probe covers are sold through local, regional and national distributors and buying groups.

Zila Nutraceuticals

Zila Nutraceuticals supports its value-added Ester-C® products with a multi-million dollar advertising program aimed at female consumers. This program includes targeted television advertising, national radio advertising in the U.S., Canada and the United Kingdom, as well as public relations activities designed to convince current vitamin C users to convert to non-acidic, rapidly absorbed and retained Ester-C® products. Zila Nutraceuticals places strong emphasis on its co-promotion opportunities with its customers in order to drive food, drug and mass distribution through product displays and other forms of advertising assistance programs. Zila Nutraceuticals promotes the patented Ester-C® ingredients on behalf of 400 manufacturers and marketers of finished Ester-C® products. With the help of consumer advertising and promotion, the Ester-C® brand is transitioning from being a product sold primarily in natural food outlets to one with more name recognition and more broad-based availability in mass market, food and drug chain stores. International sales activities are managed by local distributors and are encouraged by advertising assistance programs and seminars.

Manufacturing and Supply

Consumer Pharmaceuticals

- Zilactin®	We employ a network of manufacturers to produce and package all of our products within the Group. We place orders with each supplier based on our anticipated needs for the products. The following is a breakdown by product line:

• Arizona Natural Resources (“ANR”) of Phoenix, Arizona manufactured the Zilactin® line of products in 2002. We terminated our contract with ANR on July 31, 2002. During the fourth quarter of 2002, we made the decision to move production of the Zilactin®-L product and the packaging of the Zilactin® Medicated Toothache Swabs and Zilactin® Baby Teething Swabs products to our manufacturing facility in Phoenix, AZ and move the other Zilactin® products to Contract Pharmaceuticals Ltd. located in Ontario, Canada.

• Ivers Lee Corporation, dba Sharp of West Caldwell, New Jersey manufactured all Zilactin® sample packets in 2002.

• IST manufactures the Zilactin® Medicated Toothache and Baby Teething Swabs.

Professional Pharmaceuticals

- Peridex®	Xttrium Laboratories, Inc. (“Xttrium”) of Chicago, Illinois is the manufacturer of the Peridex® product. Peridex® was manufactured by Procter & Gamble through June 1998.

- OraTest®	Fleet Laboratories Ltd. of Watford, Herts, United Kingdom (“Fleet”), produces and packages the OraTest® product for distribution in the U.K. and for sale to other selected countries.

In order to ensure an available and stable supply of Zila® Tolonium Chloride, the world’s only pharmaceutical grade tolonium chloride and the active ingredient in the OraTest® product, we established our own manufacturing facility because no other pharmaceutical grade of tolonium chloride existed. The facility, located in Phoenix, Arizona is certified as an approved facility for the manufacture of Zila® Tolonium Chloride under federally regulated Good Manufacturing Practices (GMP) standards, assuring the pharmaceutical-grade quality required.

- ViziLite™	The ViziLite™ Test Kits contain a white light stick manufactured by The OmniGlow Company of West Springfield, Massachusetts, an oral retractor imported from China by the Asian Sourcing Corporation of Diamond Bar, California and a 30cc vial of acetic acid rinse manufactured by ZMI of San Diego, California. ViziLite™ Test Kits are assembled at our manufacturing facility in Phoenix, Arizona.

- IST Products	All IST products are manufactured at its Antioch, Illinois location.

Zila Nutraceuticals

Ester C® products are manufactured at Oxycal’s Prescott, Arizona location. Palmettx® oil products have been manufactured by John I. Haas, Inc. in Yakima, Washington. Saw Palmetto Products Inc. of Indiantown, Florida provided the Palmettx® powder products.

Competition

All industries in which we sell our products are highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than we have are actively engaged in the development of products that may compete with our products. The pharmaceutical industry is characterized by extensive and ongoing research efforts that may result in development by other companies of products comparable or superior to any that are now on the market, including those that we sell.

Consumer Pharmaceuticals

- Zilactin®	Numerous products exist for treatment of cold sores and canker sores, including the following products: Orajel by Del Pharmaceuticals, Inc., Abreva by GlaxoSmithKline, Anbesol by Wyeth, Consumer Healthcare, Herpecin-L by Chattem, Inc., and Carmex by Carma Lab, Inc. All of these companies have greater financial resources. Based upon clinical studies, consumer research and comments that we received from physicians and dentists, we believe that our products provide more effective symptomatic relief of cold sores and canker sores than the treatments of our current competitors.

In 2002, intense, competitive advertising spending by Abreva, Orajel and Anbesol encouraged many consumers to evaluate those brands, which has had a material adverse effect on the sales of Zilactin® products. Consumer research points to a loyal Zilactin® user base among heavy sufferers. Plans are underway to develop trial and repeat purchasers of the Zilactin® products among this important group through exploitation of clinical efficacy and product differentiation.

Professional Pharmaceuticals

- Peridex®	Peridex® competitors include generic versions and name brands such as Periogard, made by Colgate Oral Pharmaceuticals. Many of our competitors possess greater financial resources than we have. However, we believe that Peridex’s® reputation as the “gold standard” of prescription antibacterial oral rinse within the dental profession and our relationship with Omnii as our distributor to professionals should allow us to continue to compete effectively in the healthcare professional marketplace. In addition, initiatives in new niche markets will serve to expand uses in markets not traditionally approached by generic equivalents.

- OraTest®	Because of the special chemicals required to manufacture an oral cancer detection product such as OraTest®, there are no known competitors to the OraTest® product. The conventional method of using visual examinations by medical personnel to detect oral cancer is still a widely accepted practice.

Zila® Tolonium Chloride, the active ingredient in the OraTest® product, is the world’s only pharmaceutical grade tolonium chloride produced in compliance with FDA current GMP regulations. Zila® Tolonium Chloride and its technology are protected by issued and pending patents. See also Item 1. “Business — Patents and Trademarks.”
- ViziLite™	Because ViziLite™ is a patented, FDA approved device, used to view and evaluate oral mucosal abnormalities, there are no known competitors using the patented chemiluminescent light source.

- IST Products	The swab products compete with a variety of other product delivery systems, including some that utilize swabs as part of their configuration. The unique IST dry handle swab product provides a clean and convenient product that is patented and is supported by a fusion plastic molding process allowing low cost production of the key molded components.

Zila Nutraceuticals

- Ester-C®	Within the vitamin C market, our competitors include all other vitamin C manufacturers, such as Roche Pharmaceuticals and Takeda Pharmaceuticals, North America Inc. Many of our competitors, particularly those in markets other than the health food and vitamin store market, have substantially greater financial resources than we do. We believe that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. We believe that we compete favorably with other producers of vitamin C because of the positive attributes of our Ester-C® products, high customer-order fill rate, strong distribution network, and advertising and promotional support. Market data indicates that for the 52-week period ending July 31, 2002, Ester-C® posted a 14.6% increase in retail sales, which include food, drug and mass, while traditional vitamin C products experienced a volume decrease of 9.4%. We believe that Zila Nutraceuticals commitment to research demonstrating the benefits of Ester-C® products and its commitment to its marketing partners and consumer focused advertising gives it a competitive advantage.

- Palmettx®	The major competitors for supercritical carbon dioxide (CO2) extracted saw palmetto products are Indena S.p.A. and Euromed, both European-based companies. Domestic competitors include US Nutraceuticals, Saw Palmetto Berry Co-op and Bio-Botanicals.

Licensing

Professional Pharmaceuticals

- Peridex®	On January 30, 2001, we signed a perpetual license agreement with Xttrium whereby we granted Xttrium the right to use our technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a private label product for distribution in certain markets.

- OraTest®	In 1991, we acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest® product. We are obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest® product. During the 1995 fiscal year, we entered into a licensing agreement pursuant to which Stafford-Miller Ltd. (a division of Block Drug Company, Inc.) (“Block”) was given the right to distribute the OraTest® product under the name OraScreen™ in certain markets that we have not previously pursued. We received royalties from Block equal to a set percentage of the net sales of OraScreen™ by Block. This agreement was terminated in December 1999.

In August 1998, we entered into a five-year distribution and manufacturing license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval, market and manufacture the OraTest® product in Japan.

In June 2001, we contracted to supply Zila® Tolonium Chloride to Denfotex Limited of the United Kingdom, for worldwide use in photo-activated disinfections in the tooth structure. Denfotex will sell, directly and through third party dental product distributors, both a unit dose of Zila® Tolonium Chloride and a laser delivery system. We will charge Denfotex for the material supplied and receive a royalty on each laser unit sold.

- ViziLite™	In December 2001, we entered into an exclusive agreement with Trylon to license the ViziLite™ technology. The agreement provides that we pay Trylon (i) a 10% royalty on the net sales of the ViziLite™ product during the first 5 years; (ii) a 5% royalty on the net sales during the period commencing on the 5th anniversary of the Closing Date through the 10th anniversary of the Closing date; and (iii) a royalty on certain foreign sales. The license is perpetual for the licensed patents, which are based on the life of the patents, unless terminated early in accordance with the agreement for certain defaults.

Governmental Regulation

General	Our operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of its products. We devote significant time, effort and expense addressing the extensive government regulations applicable to our business, and in general, the trend is towards more stringent regulation. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products. The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices” established by the FDA. Compliance with current good manufacturing practices requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both of our manufacturing facilities and our contract manufacturing plants and laboratories to assure compliance. The FDA may request a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of our products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that any clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical product in one country does not assure that such product will be approved in another country. We are also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products that we plan to introduce into the market are “new drugs” or “new devices,” those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

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

As a responsible manufacturer, we are alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of our OTC products to maintain compliance with these regulations, a possibility facing competitive products as well.

Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of federal, state and local laws and regulations. Concern for maintaining compliance with federal, state, local and foreign regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. We cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on our consolidated financial position, results of operations or cash flows.

- Zilactin®	We market Zilactin® products as a treatment for the symptomatic relief of canker sores (oral mucosal ulcers and lesions), cold sores and swollen gums from teething. We are not required to file a New Drug Application (“NDA”) covering these uses of Zilactin® products.

The FDA’s regulation of most of the OTC drug products in the United States (such as Zila’s Zilactin® family of products) has not been finalized. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

- OraTest®	Zila has not received final FDA approval for OraTest® and is conducting a Phase III clinical trial to include in an amended NDA. As of July 31, 2002, we had expensed approximately $36 million for OraTest® including significant expenditures towards obtaining FDA approval of the OraTest® product, to lease its manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product. See additional discussion below under “Cautionary Factors That May Affect Future Results.”

We received regulatory approval to market the OraTest® product in Australia in 1993. Approval to market the OraTest® product in certain Caribbean countries and Hungary has also been received. The Medicines Control Agency (“MCA”), which is the regulatory authority in the U.K., has also granted approval for the OraTest® rinse product to be marketed in the U.K.

In January 1998, we submitted a Mutual Recognition Procedure (“MRP”) application through the MCA for regulatory approval of OraTest® in the European Union (“EU”). In April 1998, Belgium, the Netherlands, Luxembourg, Portugal, Finland and Greece gave their regulatory approval through this application. We have also received licenses to sell in Greece, Luxembourg, Finland, Belgium, Portugal, Bahrain, Oman and the Netherlands.

Patents and Trademarks

- Zilactin®	A comprehensive United States patent covering present film-forming Zilactin® products was issued in February 1991 and will expire in 2008. Two United States patents and corresponding foreign patents have been issued covering topical film-forming products. We have a United States patent and have filed another patent application related to the dry handle swab assembly in the Zilactin® Toothache Swabs and Zilactin® Baby Teething Swabs. We have registered the trademarks Zila® and Zilactin® in the United States, Canada and in several important foreign countries and have applications pending to register these trademarks in others. We believe that widespread use of the Zila® and Zilactin® trademark alone and as the dominant features of other marks, e.g., Zilactin®-B, Zilactin®-L, etc., affords reasonable protection for the family of trademarks in which Zila® is the dominant feature.

- Peridex®	Peridex® as a brand name has become the gold standard within the dental industry for prescription oral rinses in both the United States and Canada. Concurrent with the purchase of the Peridex® brand from Procter & Gamble in November 1997, Zila Pharmaceuticals purchased the trademark rights to Peridex®. Accordingly, Procter & Gamble has assigned the Peridex® trademark to us for each country where it has been previously registered. We recorded our trademark assignment for Peridex®

with the United States Patent and Trademark office in June 1998 and with the Canadian Registrar of Trademarks in July 1998.

- OraTest®	When we purchased the shares of CTM Associates, Inc. in June 1996, we acquired certain technology rights and U. S. patent rights related to the OraTest® product. We are the exclusive licensee of the National Institutes of Health under its United States and Canadian patents covering a protocol for the use of toluidine blue for detection of oral cancer. We have been issued ten United States patents related to Zila Tolonium Chloride or the OraTest® product that expire from 2011 to 2019. We have filed applications and been issued patents in many foreign countries covering the process that we have developed for manufacturing our Zila® Tolonium Chloride drug substance, the drug substance itself and methods of using the drug substance in detecting epithelial cancer and covering other dyes that are chemically related to toluidine blue for use in detecting epithelial cancer.

We registered the OraTest® trademark in the United States in June 1998 and have either pending applications for registrations or issued registrations of this trademark in major foreign countries in which this mark is being used or in which it may be used. Australia and the U.S. have issued the first patent specifically protecting the concept of using the OraTest® kit to screen for oral cancer. We licensed the use of the trademark OraScreen™ in Europe and certain other foreign countries and have obtained registrations of the OraScreen™ trademark in all major European countries and in Pacific Rim countries, which maybe important to our future marketing and distribution strategy.

- IST Products	With the February 1, 2001 purchase of the assets from NHMC, we purchased the patent rights related to the Dry Handle Swab Assembly and Unit. We were issued a new patent covering an improved version of the swab assembly in June 2002 and it will expire in 2019. The United States Patent & Trademark Office issued a certificate of registration for the “Innovative” trademark in July 2002.

- Ester-C®	In 1989, 1990 and 1991, three United States patents were issued in connection with Ester-C® nutritional ingredients. All three patents expire in the year 2007. The first patent covers compositions for administering vitamin C that contain vitamin C metabolites including threonate. The second and third patents cover the metabolite technology, which improved the absorption of vitamin C from the Ester-C® formulation and is applicable to a wide variety of other non-prescription and prescription drugs. We have filed and are currently pursuing corresponding patent applications in all foreign countries important to its marketing and distribution strategy.

We have filed a new international patent application covering improved vitamin C compositions that may have the effect of extending protection of the improved Ester-C® product for several additional years.

Ester-C® Topical Concentrate, a stable form of vitamin C that penetrates the skin to help produce collagen and supporting structures, was awarded a United States patent in March 2001 for “Stable Liquid Mineral Ascorbate Composition and Methods of Manufacturing and Use.” Corresponding patent applications are pending in several foreign countries.

We have four major and several other trademarks issued by the United States Patent and Trademark office. The Ester-C® trademark was issued in August 1985; the EC® logo trademark was issued in August 1990; the C-Flex® trademark was issued in August 1990; and the Palmettx® trademark was issued in September 2001. We also have trademarks issued in 36 foreign countries with trademarks pending in other countries.

Employees

       As of July 31, 2002, we had a total of 122 employees in the following categories:

Categories	Number of Employees

Executive Officers	4

Sales and Service	13

Accounting and Administration	40

Purchasing and Distribution	10

Manufacturing	55

122

       No employees are represented by a labor union. We believe our relationship with our employees is good.

Cautionary Factors that May Affect Future Results

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward-looking statements include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Many factors discussed in Part I of this report, for example government regulation, competition, and the supply of raw materials, will be important in determining future results.

Any or all forward-looking statements in this report, any other report, and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown uncertainties. No forward-looking statement can be guaranteed, and actual results may differ materially.

We undertake no obligation to publicly update forward-looking statements. Shareholders are advised to consult further disclosures on related subjects in our other reports filed with the Securities and Exchange Commission. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions are factors that our management believes could cause actual results to differ materially from expected and historical results. Factors other than those included below could also adversely affect our business results. The following discussion is provided pursuant to the Private Securities Litigation Reform Act of 1995.

- Uncertainties of Regulatory Approval	The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. We may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, we will obtain regulatory approval for any products we develop.

A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

- Introduction of OraTest® in the United States	Zila has not received final FDA approval for OraTest® and is conducting a Phase III clinical trial to include in an amended NDA. As of July 31, 2002, we had expensed approximately $36 million for OraTest® including a significant financial investment towards obtaining FDA approval of the OraTest® product, to build its manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product.

If FDA approval of the OraTest® product is received, we must establish a marketing and sales force with technical expertise to market directly to the profession or we must obtain the assistance of a pharmaceutical company or a distributor with a large sales force. There is no assurance that we will be successful in gaining market acceptance of the OraTest® products.

During the third quarter of 2002, we determined that completion of the OraTest® Phase III clinical trial will require a substantial number of additional patients and have been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Factors that affect the cost and timing of completion of the clinical trial include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

We have decided to transition the trial from ILEX™ Oncology Services, Inc to a new global contract research organization (“CRO”). We requested proposals from several of the largest, highest quality and most prominent CRO’s with worldwide capabilities, and received fee quotations back from each. We are currently in the process of finalizing our selection of the new global CRO. Each CRO agreed that the current study could be transitioned successfully without compromising any of our current study data.

In order to support the larger number of patients needed to complete the study, we intend to increase the rate of funding for the study and the number of clinical sites, with the aid of a larger, more experienced CRO with access to clinical sites in high-density oral cancer regions around the world. This effort is currently underway and we believe that we will have sufficient funds for the clinical trial for the next fiscal year. We will, however, require additional financing to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003. We are currently considering possible financing sources such as strategic partners and are pursuing funding strategies that if completed would provide significant funding for the clinical trial. We are also considering the possible liquidation of certain Zila assets outside our areas of core competency as part of Zila’s new focus on core strengths and objectives. These assets could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to us.

In connection with the OraTest product, we have capitalized costs of approximately $6.1 million as of July 31, 2002. The costs include purchased technology rights, fixed assets, patent costs and inventory, all of which are combined for the purpose of testing recoverability. The recoverability of these assets is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. We have prepared a probability-weighted analysis of potential future cashflows under various scenarios. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cashflows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Relatively small changes in the probability assumptions assigned to each potential outcome, actual phase III testing costs in excess of current budget or changes in the expected date and overall likelihood of FDA approval could result in impairment of these assets.

We also have approximately $446,000 of Zila® Tolonium Chloride powder, the active ingredient in the OraTest® product, in inventory at our manufacturing facility in Phoenix, AZ and approximately $148,000 of OraTest® finished product located in the U.K. We intend to realize the value of this inventory through sales in the U.S., once final approval for the OraTest® products are received from the FDA. The Company currently has sales in Europe and Asia. The powder inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States. Previous testing indicates that the powder product is stable and we expect to be able to extend the expiration dates of the entire powder inventory through the date we expect sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of the powder inventory.

- Dependence on Key Products	A large percentage of our revenues result from sales of Ester-C®, Peridex®, and the Zilactin® family of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers for a significant portion of our Zilactin® and Peridex® products and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with Good Manufacturing Practices could have a material impact on our revenues.

- Possible Claims Relating to Products	We could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with whom we have entered into manufacturing agreements. We maintain product liability insurance coverage for claims arising from the use of all of our products. However, we could be subject to product liability claims in excess of our insurance coverage. Any significant product liability claims not within the scope of our insurance coverage could have a material adverse effect on us.

- Competition; Research and Development	The pharmaceutical industry is highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities greater than ours, are actively engaged in the development of products similar to the products we produce and market. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those we market. Such companies may even succeed in developing a cure for herpes simplex virus, which would substantially reduce the potential market for symptomatic treatments such as the Zilactin® line of products. It may be difficult for us to maintain or increase sales volume and market share due to such competition.

- Generic Competition	In the U.S., competition with producers of generic products is a major challenge. The loss of any of our products’ patent protection could lead to a dramatic loss in sales of our products in the U.S. market.

- Dependence on Proprietary Rights	We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect our proprietary rights. We own and have exclusive licenses to a number of United States and foreign patents and patent applications, and intend to seek additional patent applications, as we deem appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover our products or to effectively limit competition against us is uncertain. Furthermore, any patents that may be issued to us may be challenged, invalidated or circumvented. Litigation may result from our use of registered trademarks or common law marks and, if litigation against us were successful, a resulting loss of the right to use a trademark could reduce sales of our products and could result in a significant damages award. Although we intend to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult. International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which in we do business.

- Raw Materials	Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of the pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.

Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. The price of ascorbic acid has increased approximately 43% during the first quarter of fiscal year 2003. This price increase will cause our material component of the cost of goods sold to increase approximately 11% in fiscal year 2003.

- Future Capital Requirements and Uncertainty of Future Funding	The development of our products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We may need to raise substantial additional funds for these purposes and we may seek such additional funding through collaborative arrangements. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our products or to license third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

On August 27, 2001, we entered into a Loan and Security Agreement (the “Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $4.8 million at July 31, 2002. The obligations under the Agreement are collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however any amounts due under the line of credit would be classified as current because of certain provisions required by Congress.

The Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that the Company has incurred a “material adverse change.” While we do not believe that any events have occurred in fiscal 2002 that would constitute a material adverse change, that determination is solely the responsibility of Congress. Under the Agreement, we are also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2002, our adjusted tangible net worth was $ 17.1 million compared to a required amount of $16.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt we may become out of compliance with the covenant.

- Possible Volatility of Common Stock Price	The market price for our common stock has fluctuated significantly in the past. We believe that announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general, and developments in regulatory arenas may have caused such fluctuations. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities we issued and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. We anticipate that the market price for our common stock may continue to be volatile.

- Issuance of Preferred Stock	Our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock related to the IST acquisition. As of July 31, 2002, all of the shares of the Series B Preferred Stock remained outstanding.

- Environmental and Controlled Use of Hazardous Materials	We are subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in our operations, some of which are classified as “hazardous.” We could be required to incur significant costs to comply with environmental laws and regulations as our research activities are increased, and current or future environmental laws and regulations could adversely affect our operations, business and future profitability. Although we believe that our safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

- Interest Rates	We are exposed to the risk of interest rate fluctuations in connection with our revolving line of credit and the Industrial Development Authority (“IDA”) Bonds outstanding. At July 31, 2002, the carrying values of the revolving line of credit and the IDA Bonds approximated fair value.

- Sales of Palmettx®	Since the introduction of our Palmettx® line of products, continued commodity pricing pressures in the market have caused a decline in the selling price of the product while the cost to manufacture it has remained the same. Due to the uncertainty related to the weather and growing conditions, the saw palmetto crop and harvest is vulnerable. At July 31, 2002, we had approximately $3.8 million of saw palmetto inventory on hand. The ultimate probable future economic benefit associated with such inventory is contingent on our ability to continue to sell our line of saw palmetto products for a price greater than the carrying value of the inventory. Our current intention is to sell the remaining inventory of saw palmetto products in the normal course of business. However, we have been contacted by several companies interested in purchasing the saw palmetto inventory in bulk. None of the terms discussed were acceptable to us. While we have not made a decision to pursue such a sale, if all or a substantial portion of the inventory is sold in bulk, the ultimate sales price may be substantially less than the current carrying value of the inventory. Factors we will consider in our determination of the appropriate disposition of the inventory include, but are not limited to: (i) the overall terms and conditions of formal offers received, if any; (ii) the expected future market for saw palmetto products; (iii) our actual operating performance in relation to our fiscal 2003 plan; (iv) our internal cost of capital; and (v) the extent and availability of additional financing or investment to support the clinical study related to the OraTest products or other strategic initiatives.

- Foreign Currency	We transact business in various foreign countries. Foreign currency exposures are primarily related to, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies are not expected to have a material adverse effect on our results of operations.

- Inspection of Manufacturing Facilities	The FDA has recently inspected our manufacturing facilities and certain facilities of our suppliers. Such inspections resulted in the identification of certain deficiencies. We have developed an action plan to remedy the deficiencies and we are in the process of implementing the plan. Should these deficiencies not be remedied, product supply could be affected.

- Required Number of Employees	Zila Nutraceuticals manufacturing facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Inter-Cal for the construction of the facility. In conjunction with the Authority, an Economic Development Agreement with the City of Prescott was entered into, which requires that we maintain at least 50 employees and add additional employees. There is no assurance we will be able to maintain or add the required number of employees.

Item 2.

PROPERTIES

- Corporate Headquarters	On January 4, 1991, we purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800 and moved our corporate headquarters to this location. The purchase price of the building was approximately $600,000. We paid 25% of the purchase price in cash and obtained a loan for the balance of the purchase price. We refinanced the mortgage with Bank One, Arizona. The terms of the refinancing included interest to be payable monthly on the unpaid balance at an interest rate of 9.00%. The refinanced mortgage loan had a 20-year term but was paid in full on August 23, 2001.

- Manufacturing Facilities	We currently lease 13,400 square feet for a manufacturing facility and laboratory in Phoenix, Arizona. This facility produces Zila® Tolonium Chloride, which is the active ingredient in the OraTest® products, provides technical support and testing for the Zilactin® line of products and assembles ViziLite™ Test Kits. The facility is leased under a 56-month agreement, which expires December 31, 2005. Monthly lease payments are $9,245. Together with our laboratory facilities, we believe that our current manufacturers are capable of performing all necessary production for us. See “Item 1. Business — Manufacturing and Distribution.”

Oxycal owns 5 acres and occupies a 65,000 square foot facility located at 6735 Inter-Cal Way, Prescott, Arizona 86301. The building features production, laboratory, packaging, storage and shipping areas, as well as a controlled environment, and was mortgage financed from Yavapai County Industrial Development Authority Bond proceeds. The construction and move to the facility was completed in the fall of 2000.

IST leases 14,400 square feet for a manufacturing facility in Antioch, Illinois for the manufacture and distribution of dry handled swab products and probe covers. The facility is leased under a seven-year agreement, which expires January 31, 2008. The lease has an option to renew for an additional three years. Monthly lease payments are $5,667.

- Other	We are still responsible for three building leases related to the facilities of our discontinued dental supply operations as follows: (1) 19,200 square feet of an office/warehouse complex with a current lease rate of $3,024 per month, and lease expiration on December 31, 2004, (2) 7,708 square feet of an office building with a current lease rate of $9,603 per month, and lease expiration on December 31, 2004, (3) 4,761 square feet of an office building with a current lease rate of $4,047 per month and lease expiration on November 19, 2004.

Item 3. LEGAL PROCEEDINGS

       We and certain of our corporate officers were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of our securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on our financial statements.

       On December 19, 2001, we and Joseph Hines, our former President, reached a settlement with the Securities and Exchange Commission (“the Commission”) relating to certain public statements made by us in January 1999 with respect to the prospects for approval by the FDA of the OraTest® product.

       Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to us on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by us during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, we and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged our position that, at the time, we were represented by experienced FDA counsel who had advised us that our OraTest® NDA was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the our public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 thereunder.

       In order to resolve the matter, we and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, we and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule. Mr. Hines is a director, but is no longer an officer of the Company.

       In September 2000, counsel advised us that our obligation to pay royalties to Tinnell under the 1980 agreement ceased as of August 25, 1998 when the patents on the invention expired. In September 2000, we gave notice to Tinnell that we would not continue paying such royalties and requested reimbursement of royalties paid since August 1998. After attempts to settle the matter failed, we filed suit in the Federal District Court for the District of Nevada (Zila, Inc. v. James E. Tinnell, No. CV-S-00-1344), requesting a declaratory judgment that we had no royalty obligations to Tinnell after August 1998 and judgment for the overpaid royalties.

       Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel have advised us that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Tinnell and us have filed motions for summary judgment which were denied. The Company currently intends to complete pretrial proceedings and proceed to trial.

       We are subject to other legal proceedings and claims, which arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

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

	High	Low

Fiscal Year Ended July 31, 2002

First Quarter	$2.73	$1.60

Second Quarter	2.74	1.77

Third Quarter	2.54	1.95

Fourth Quarter	2.26	0.69

Fiscal Year Ended July 31, 2001

First Quarter	$4.00	$2.84

Second Quarter	3.63	1.88

Third Quarter	3.13	2.00

Fourth Quarter	3.02	2.05

       The number of stockholders of record of the common stock as of July 31, 2002 and September 30, 2002 were approximately 3,154 and 3,163, respectively. As of July 31, 2002, there are 100,000 shares of our Series B Preferred Stock outstanding.

       We have not paid dividends on our common stock. It is the policy of our Board of Directors to retain future earnings to finance the growth and development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, capital requirements, earnings and liquidity, as well as other factors that the Board of Directors may deem relevant.

       On March 23, 2000, we issued a warrant to purchase 10,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of an engagement agreement, and the exercise price is $4.906 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

       On December 21, 2000, we issued a warrant to purchase 15,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of a consulting agreement and 7,500 of the shares underlying the warrant have an exercise price of $4.00 per share and 7,500 of the shares have an exercise price of $5.00 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

       The Company entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, the Company is committed to issue warrants to purchase 30,000 shares of its common stock for $4.00 per share. At July 31, 2002, $28,000 is included in accrued liabilities representing the fair value of the warrants expected to be issued.

       On February 1, 2001, we issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition of the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of our common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. We paid the holders of the preferred stock $29,000 in dividends during 2002 and we have accumulated accrued dividends of $29,500 as of July 31, 2002. No dividends were paid in 2001. The shares of preferred stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent light technology from The Trylon Corporation of Torrance, California. The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. Under the transaction, we issued 2,000,000 shares of restricted common stock, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. Of the 1,625,000 restricted shares, 750,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, and may be eligible for sale subject to the holding period and other requirements of that Rule. The contractual restrictions on the remaining 875,000 shares will be removed at the earlier of 10 years following the closing date or the achievement of certain future sales and government approval milestones. The shares of common stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

       The information called for by S-K Section 201(d) relating to Securities Authorized For Issuance Under Equity Compensation Plans is incorporated by reference to the information contained in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on January 14, 2003, which will be filed with the SEC not later than 120 days after July 31, 2002.

Item 6. SELECTED FINANCIAL DATA

       The following tables summarize selected financial information derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Fiscal Year Ended July 31,

Statement of Operations Data:	2002	2001	2000	1999	1998

		(as restated)1	(as restated)1	(as restated)1	(as restated)1
Net Revenues	$34,871,770	$30,710,761	$36,608,273	$38,727,634	$32,643,521

Net (Loss) Income	(12,010,284)	(6,390,492)	3,343,900	(2,194,671)	1,660,829

Net (Loss) Income Attributable to Common Shareholders	(12,068,784)	(6,390,492)	3,343,900	(2,194,671)	(5,653,771)

Basic and Diluted Net (Loss) Income Per Share Attributable To Common Shareholders	(0.27)	(0.15)	0.08	(0.06)	(0.17)

	At July 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

		(as restated)1	(as restated)1	(as restated)1	(as restated)1
Current Assets	$18,252,737	$31,961,201	$31,380,071	$30,750,624	$27,992,138

Total Assets	57,360,653	75,602,514	77,040,526	76,077,681	68,656,193

Current Liabilities	7,427,221	15,803,043	11,377,470	9,636,116	9,485,322

Long-Term Debt	3,610,483	4,153,271	4,548,953	9,577,755	1,355,547

Total Liabilities	11,037,704	19,956,314	15,926,423	19,214,681	10,840,869

Series A Convertible Redeemable Preferred Stock				8,787,191	33,801,930

Series B Convertible Preferred Stock	462,500	462,500

Shareholders’ Equity	46,322,949	55,646,200	61,114,103	48,076,619	24,013,394

1.	See Note 19 of Notes to Consolidated Financial Statements included at Item 8.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on Page 16 of this Form 10-K and below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

       Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) our ability to maintain the quality of the inventory and to sell our line of saw palmetto products for a price greater than the carrying value of the inventory; (iv) a decision to sell all or a portion of the saw palmetto inventory in bulk rather than in the normal course at lower than our cost; (v) increased competition from current competitors and new market entrants; (vi) our reliance on single source manufacturing locations for several of our products; (vii) adverse publicity regarding the industries in which we market our products; (viii) our dependence upon our ability to develop new products; (ix) our ability to gain or expand distribution within new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulations; (xii) our suppliers and our ability to continue to comply with current good manufacturing practices (GMP) and other applicable regulatory requirements; (xiii) exposure to product liability claims; (xiv) dependence on significant customers; (xv) our ability to keep and attract key management employees; (xvi) our inability to manage growth and execute our business plan; (xvii) sales and earnings volatility; (xviii) volatility of the stock market; (xix) our reliance on independent brokers to sell many of our products; (xx) our inability to protect our intellectual property; and (xxi) a general downturn in the national economy as a whole.

       Included among the factors affecting the OraTest® product are (i) successful completion of the clinical study; (ii) our ability to obtain sufficient financing to fund the clinical study; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical study and the FDA review process; (v) the limitations on indicated uses for which the OraTest® product may be marketed; and (vi) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest®product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Critical Accounting Policies

       There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements. Note 1 to our consolidated financial statements “Nature of Business Activities and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. The most critical policies include those related to revenue recognition, use of estimates and intangible assets.

       Revenue Recognition - Revenue, from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product, as shipping terms is “FOB shipping point.” Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

       On occasion, we enter into arrangements to license our technology on specifically approved products. For those arrangements where we have continuing involvement with the licensee, nonrefundable, upfront license fees are recognized systematically as they are earned over the life of the agreement. Fees associated with substantive, at risk, performance milestones are recognized as revenue upon their completion, as defined in the respective agreements. For perpetual licenses or manufacturing rights agreements, where (i) we have no further continuing involvement with the licensee; (ii) the fees are nonrefundable; and (iii) the fees are not a prepayment of future royalties, we recognize the fees as revenue at the time the arrangement becomes effective. The assessment of existence or extent of continuing involvement requires significant judgment and analysis of the contractual requirements and other factors relating to the business relationship between the parties.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the following:

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, we purchased a large amount of inventory in fiscal year 2001 and additional inventory in 2002. As of July 31, 2002, approximately $3.8 million of saw palmetto products remain in inventory, representing an approximately 1.6 years supply based on fiscal year 2002 sales. Recent sales of saw palmetto products have generated a nominal profit margin and allowances have been recorded where appropriate to reduce the carrying value of the inventory to its estimated market value. However, the ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on our ability to maintain the quality of the inventory and to sell our line of saw palmetto products for a price greater than the carrying value of the inventory. The sale of our current inventory balance in the normal course of business is likely to take an extended period of time. The determination of appropriate reserves requires estimates of future prices for Saw Palmetto products, spoilage rates and consumer trends.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. We anticipate that we will require significant additional financing to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2002 of $6.1 million have been capitalized.

Intangible Assets - Following is a summary of the significant classes of intangible assets and our impairment methodology for each.

Our policy is to review the carrying amounts of goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in event or circumstances, including reductions in anticipated cashflows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

Ora Test - The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $4.5 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products (see Note 13). Fixed assets of approximately $600,000 (primarily related to a manufacturing facility), patents and patents pending of $1,023,000 and inventory of $649,000 are also associated with the OraTest® products and are grouped with the purchased technology rights for the purpose of testing recoverability. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Peridex Goodwill - Goodwill totaling approximately $7.0 million (net of accumulated amortization of $4.6 million) is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. While Peridex® sales have increased during fiscal year 2002 when compared to fiscal year 2001, a significant future increase in sales is not expected to occur. Assuming stabilized cash flows approximately 40% below current actual net cash flows results in recovery of the total intangible balance in approximately 8 years.

Zila Nutraceuticals - Goodwill and trademarks totaling approximately $12.2 million (net of accumulated amortization of $3.1 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. Although we forecast continuing increases in cash flows associated with the Ester-C® products, the total intangible asset balance will be recovered in approximately 4 years if net cash flows continue at current levels.

Other Goodwill - Other goodwill totaling approximately $1.3 million (net of accumulated amortization of $80,000) is related to the IST acquisition in February 2001 and the Pro-Ties acquisition in December 2000. At July 31, 2002, an impairment charge of $8,000 was recognized to adjust goodwill associated with the Pro-Ties acquisition to its estimated fair value.

Company Overview

       The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the audited Consolidated Financial Statements and Notes thereto.

       Zila is a manufacturer and marketer of pharmaceutical, nutritional and biotechnology products. In fiscal year 2002 we had the following Groups: Consumer Pharmaceuticals, Professional Pharmaceuticals and Zila Nutraceuticals. The Zila

Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal subsidiary (“Inter-Cal”), a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx®™ botanical line of products. The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of over-the-counter products. The Professional Pharmaceuticals Group includes Peridex® prescription mouth rinse, OraTest®, an oral cancer detection system, the ViziLite™ disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”).

       On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the Food and Drug Administration (“FDA”) approved ViziLite™ chemiluminescent light device from The Trylon Corporation of Torrance, CA (“Trylon”). The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. We issued 2,000,000 shares of restricted common stock for the rights and agreed to pay royalties to Trylon on sales of the ViziLite™ product.

Effect of Restatement of Financial Statements

       As discussed in Note 19 of the Notes to Consolidated Financial Statements, we have restated our financial statements for the years ended July 31, 2001 and 2000 and each of the quarterly periods included in the fiscal year ended July 31, 2001 and the first, second and third quarters of the fiscal year ended July 31, 2002. The restatement reflects adjustments related to (i) expensing of certain deferred licensing costs related to the OraTest® product that were previously capitalized; (ii) reversal of certain license revenue; (iii) revision of the amortization period related to the purchased technology rights; (iv) severance payments made to several former employees when terminated; and (v) expensing certain research and development costs associated with the Trylon transaction. The following management discussion and analysis gives effect to the restatement.

Operating Results

       In November 2001, we decided to sell the operations of the Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions during the second fiscal quarter of 2002. The accompanying consolidated financial statements have been prepared to reflect the ZDS business including any gain (loss) on sale as discontinued operations for all periods presented.

       This business segment was comprised of the full-service and mail order business of Zila Dental Supply. We sold the ZDS full-service assets on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash resulting in a pre-tax gain from the disposal of approximately $823,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation (“Congress”).

       The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares, Inc. of Sacramento, CA for approximately $8.0 million in one short and two long-term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. We extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date.

       The note was not paid on the due date and in March 2002, Zila and PracticeWares agreed in principal to restructure the terms relating to the sale. In June 2002, final agreement was reached such that PracticeWares would pay Zila cash of approximately $4,130,000, plus a 19.0% ownership interest in PracticeWares (on a fully diluted basis) in full satisfaction of the notes. On June 18, 2002 we received $3.9 million from PracticeWares, Inc., which included approximately $130,000 in accrued interest and $200,000 was held in escrow for 60 days to offset certain indemnifications to PracticeWares resulting in a pre-tax loss from the disposal of the mail order assets of approximately $679,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress.

       As a result of PracticeWare’s failure to pay the short-term notes, the transaction to sell the mail order business did not qualify as a sale for accounting purposes until June 18, 2002. Therefore, ZDS had net losses of $550,000 for the period from December 4, 2001 to June 18, 2002, and they are reflected in the income statement as (loss) income from operations of the discontinued Dental Supply Segment.

       PracticeWorks, Inc., another third party, acquired a minority interest in PracticeWares in June 2002 for $1.0 million. Additionally, PracticeWorks advanced $3.5 million in the form of a loan to PracticeWares and has entered into a long-term distribution agreement with PracticeWares under which PracticeWares will be able to offer its dental supplies to PracticeWorks customers in exchange for royalty payments to PracticeWorks on these sales. PracticeWares also entered into a long-term license agreement with PracticeWorks for the use of its e-commerce software. Prior to March 5, 2001, PracticeWorks, Inc. operated as a division of VitalWorks Inc. (“VitalWorks”), formerly InfoCure Corporation. On March 5, 2001, VitalWorks completed the pro rata distribution of all of the outstanding shares of PracticeWorks common stock to VitalWorks stockholders.

       The financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the ZDS business as discontinued operations. The historical results of the operations of the ZDS business up to November 2001 and the gain (loss) recognized on the components of the sale are reported as discontinued operations in the accompanying consolidated financial statements.

Fiscal year ended July 31, 2002

Total Company

       Net revenues increased 13.5% to $34.9 million for fiscal year 2002 compared to revenues of $30.7 million for the 2001 fiscal year. The increase is due primarily to sales increases in the Zila Nutraceutical and Professional Pharmaceutical Groups offset by a decline in sales in the Consumer Pharmaceutical Group.

       For the year ended July 31, 2002 cost of products sold as a percentage of net revenues increased slightly to 35.7% in fiscal year 2002 from 33.5% in the prior fiscal year. An increase in cost of products sold occurred in all of our Groups.

       We incurred selling, general and administrative expenses of $21.8 million, or 62.6% of net revenues, during fiscal year 2002 compared to $20.0 million, or 65.1% of net revenue in the same period in fiscal 2001. The increase in selling, general and administrative expenses is attributable to (i) increased marketing and selling expenses at the Nutraceuticals and Consumer Pharmaceuticals Groups; (ii) the inclusion of IST costs for the entire current year period; (iii) the addition of the ViziLite™ product costs during the current period; and (iv) increased expenses at our manufacturing facility related to production of the ViziLite™ product and increased testing of our products.

       Research and development expenses increased $919,000, or approximately 30.3%, from $3.0 million in fiscal year 2001 to $4.0 million for the same period in fiscal year 2002. The increase is primarily due to expenses related to the acquisition of ViziLite™ technology, the costs for a product currently under development utilizing the ViziLite™ technology and the expensing of several studies related to the OraTest® product in Europe and China.

       During fiscal year 2002, we recorded an impairment charge of $224,000 to write down the carrying value of several assets related to the Pro-Ties™ bundling system because of the reduced sales activity and the Western European marketing rights for the Peridex® product because we do not plan to enter this market.

       Depreciation and amortization expenses increased to $3.5 million in fiscal year 2002 from $3.2 million for the same period in fiscal year 2001. The increase is due primarily to the inclusion of the amortization related to the ViziLite™ product and the full year of IST’s depreciation and amortization.

       We recorded interest expense of $487,000 for the fiscal year 2002 compared to $597,000 in the previous year. The decrease was attributable to decreased bank borrowings and debt obligations, as well as lower interest rates during the current year, compared to the previous year period.

       We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes” SFAS 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

       During fiscal year 2002, we incurred a loss from continuing operations of $7,384,000. These losses exceeded our projected operating results and resulted in a three-year cumulative loss position. Cumulative losses are a form of evidence under SFAS No. 109 that is among the most objectively verifiable and carries more weight than other evidence that embodies some degree of subjectivity such as projected future income. As a result of this negative evidence, we determined that it is more likely than not that certain future tax benefits will not be realized. For the year ended July 31, 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, we recorded income tax expense of $3,954,000 (net of a tax refund of $280,000 received during the third quarter of fiscal 2002) during the period primarily due to an increase in the valuation allowance related to our previously recorded deferred tax assets. As of July 31, 2002, all of our deferred tax assets are offset by a valuation allowance.

Zila Nutraceuticals Segment

       Net revenues for the Zila Nutraceuticals Group for the year ended July 31, 2002, were $19.6 million, a 27.2% increase, compared to $15.4 million for the corresponding 2001 fiscal year. Sales of Ester-C® increased 22.9% over last year. The increase is attributable to increased radio and television advertising of the Ester-C® products in the first half of the current fiscal year. Sales of saw palmetto products increased 69.4% in fiscal 2002 over the prior year. International sales for the Nutraceutical Group during the year increased 12.4% to $4.6 million compared to $4.1 million in the previous year.

       Cost of products sold, as a percentage of net revenues for the Zila Nutraceuticals Group, was 36.8% for fiscal 2002 and 35.8% for fiscal 2001. The increase was caused by the higher percentage of sales of the PalmettxTM line of products, which had a lower profit margin than the Ester-C® line of products during the period.

       As of July 31, 2002, approximately $3.8 million of saw palmetto products remain in inventory, representing approximately 1.6 years supply based on fiscal 2002 sales. We do not intend to purchase additional saw palmetto inventory in the foreseeable future. Recent sales of saw palmetto products have generated a nominal profit margin and we have recorded reserves where appropriate to reduce the carrying value of the inventory to its estimated market value. During fiscal 2002, we reduced the carrying value of the saw palmetto inventory by approximately $550,000 because the market value of the product was less than its carrying value and due to spoilage.

       In the last half of fiscal 2002, we increased the sales price of saw palmetto oil products. Sales volume in the fiscal fourth quarter decreased as a result of the price increase. However, sales in first quarter of fiscal 2003 have improved over the previous quarter, though not at the same volume as in the quarters prior to the price increase. We continue to sell the products at the higher sales prices. If future sales of saw palmetto products were to continue at the same rate as those in the fiscal 2002 fourth quarter, it would take us approximately 3.3 years to sell the remaining inventory. We have been contacted by several companies interested in purchasing the saw palmetto inventory in bulk. None of the terms discussed was acceptable to us. While we have not made a decision to pursue such a sale, if all or a substantial portion of the inventory is sold in bulk, the ultimate sales price may be substantially less than the current carrying value of the inventory. The ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on our ability to maintain the quality of the inventory and to sell our line of saw palmetto products for a price greater than the carrying value of the inventory.

       Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. The price of ascorbic acid has increased approximately 43% during the first quarter of fiscal year 2003. This price increase will cause our material component of the cost of goods sold to increase approximately 11% in fiscal 2003.

Consumer Pharmaceuticals Segment

       Consumer Pharmaceuticals had net revenues of $9.6 million for the year ended July 31, 2002, a 12% decrease over the $10.9 million recorded last year. Sales of the three Zilactin® canker and cold sore medicines for fiscal 2002 decreased 10.2% from those in fiscal 2000. Sales of the Zilactin® Toothache Swabs for fiscal 2002 decreased 20.3% over the previous year while sales of the Zilactin® Baby declined 25% over the previous fiscal year. International sales for fiscal 2002 were $596,000, an increase of 18.9% when compared to fiscal year 2001. The overall decrease in sales was due primarily to several new competitive product introductions during the year and the adverse effects on consumer demand caused by the events of September 11, 2001. Several initiatives were started during the second half of fiscal 2002 in an effort to increase sales, including new package design for all Zilactin® products, a new consumer and professional advertising campaign, increased level of public relations activities and the release of the new Zilactin® Baby Teething Swab products.

       Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased slightly to 28.8% during the year ended July 31, 2002 from 27.6% in the previous year. The increase is the result of a decrease in the average selling price of most of the product lines sold during the current year and additional manufacturing costs.

Professional Pharmaceuticals Segment

       Net revenues for Professional Pharmaceuticals were $5.7 million, a 29.0% increase from the $4.4 million recorded during the prior year. Net sales of the Peridex® product increased 12.3% to $4.0 million in fiscal year 2002 due primarily to increased purchases from Omnii Products related to their exclusive supply agreement and lower product returns. Sales for the IST division were $1.2 million compared to $521,000 last year. Sales in fiscal 2001 included only six months of shipments because IST was acquired in February 2001. In July 2002, IST received a contract to produce two new products for a United States based healthcare company. The contract is expected to generate over $2.5 million in revenue through October 2004.

       Cost of products sold as a percentage of net product sales for Professional Pharmaceuticals increased to 37.3% for the year ended July 31, 2002 from 35.5% for the year ended July 31, 2001. The increase for the current year reflects the inclusion of IST costs of products for the entire twelve-month period of the current fiscal year versus six months in the prior year and the write off of expired inventory.

Fiscal year ended July 31, 2001

Total Company

       Net revenues declined 16.1% to $30.7 million for fiscal year 2001, compared to revenues of $36.6 million for the 2000 fiscal year.

       Cost of products sold as a percentage of net revenues increased to 33.5% in fiscal year 2001 from 28.6% in the corresponding 2000 period. The increase for the period reflects increases in cost of sales for all of our Groups.

       Selling, general and administrative expenses as a percentage of net sales in fiscal 2001 increased to 65.1% from 57.4% in fiscal 2000 as a result of lower net revenues. We incurred selling, general and administrative expenses of $20.0 million in fiscal year 2001, a 4.9% decrease compared to $21.0 million in fiscal year 2000. The decrease is primarily attributable to the elimination of the costs related to the Cygnus and PracticeWorks businesses partially offset by increased costs related to the increased marketing and advertising expenses at the Nutraceuticals Group and the inclusion of the costs at IST.

       Research and development expenses increased $1.4 million, or 86.4%, from $1.6 million incurred in fiscal year 2000 to $3.0 million for fiscal year 2001. The increase was primarily due to an increase in expenses related to research and clinical activities associated with the OraTest® clinical study, partially offset by a reduction of expenses related to seeking international approval of OraTest® and a reduction of costs resulting from the sale of the Cygnus and PracticeWorks businesses.

       In October 2000, we recorded a non-cash impairment charge of $310,000 to write down the carrying value of the land and buildings related to the former Inter-Cal operation in Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in March 2001. Depreciation and amortization expenses increased $80,000 when compared to fiscal year 2000. The increase was related primarily to the increase in depreciation of assets associated with the Nutraceuticals Groups new manufacturing facility that were placed in service during fiscal 2001.

       We recorded interest expense of $597,000 for the year ended July 31, 2001 compared to $218,000 in the prior fiscal year, an increase of $379,000. The increase was attributable to an increase in bank borrowings during fiscal year 2001 as compared to the previous year period.

         During fiscal year 2001, we recorded $1,808,000 in deferred tax assets offset by an increase in the valuation allowance of $1,422,000, which resulted in a net income tax benefit of $386,000 compared to an income tax expense of $1.9 million in fiscal 2000.

Zila Nutraceuticals Segment

         Net revenues for the Zila Nutraceuticals Group for fiscal year 2001 were $15.4 million, a 19.4% decrease when compared to $19.0 million for fiscal year 2000. The decrease was largely attributable to an overall slowdown in the domestic and foreign vitamin and food supplement market during the first nine months of the fiscal year and the effects of promotional discounting that occurred in prior year periods. International sales for the Nutraceuticals Group for fiscal year 2001 declined approximately 26.0% when compared to the previous fiscal year.

         Cost of products sold as a percentage of net revenues for the Zila Nutraceuticals Group increased to 35.8% for fiscal year 2001 from 27.3% in fiscal year 2000. The increase was caused by higher costs associated with the manufacturing of the new Palmettx™ botanical line of products as well as the duplicate overhead, moving and equipment validation costs related to the relocation of the manufacturing equipment to the new facility during the 2001 fiscal year.

Consumer Pharmaceuticals Segment

         The Consumer Pharmaceuticals Group had net revenues of $10.9 million for fiscal year 2001, a slight increase from the $10.7 million recorded during the corresponding period in 2000. Sales of the three Zilactin® canker and cold sore medicines for fiscal 2001 were approximately equal to those in fiscal 2000. Sales of the Zilactin® Toothache Swabs for fiscal 2001 increased 13.9% over the previous year while sales of the Zilactin® Baby declined 25% over the 2000 fiscal year. International sales for fiscal 2001 increased 3.9% when compared to fiscal year 2000.

         Cost of products sold as a percentage of net revenues for Consumer Pharmaceuticals increased to 27.6% in fiscal year 2001, compared to 25.9% for the corresponding period in fiscal 2000. The increase for the period is a result of a change in the mix of products sold as the toothache product has a higher cost than the other Zilactin® products.

Professional Pharmaceuticals Segment

         The Professional Pharmaceuticals Group had revenues of $4.4 million in fiscal 2001, a 15.4% decrease from the $5.2 million recorded in 2000. The decrease was due primarily to lower sales of the Peridex® product, which declined 32.9% from $5.1 million in 2000 to $3.4 million in 2001 due to increased pricing pressures and substitutions of generic equivalents. In addition, the current year revenues include revenues for IST of $521,000 for the partial year.

         Cost of products sold as a percentage of net revenue for the Professional Pharmaceuticals Group increased to 35.5% from 25.8% in the prior fiscal year due primarily to the addition of IST to the Group during the year. IST had a cost of products sold of 70.6% of net revenue for the current fiscal year.

Inflation and Seasonality

         Inflation has had no material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

         At July 31, 2002, our primary sources of liquidity included cash and cash equivalents of $1.6 million and the line of credit discussed below. We had cash and cash equivalents of $1.3 million at July 31, 2001. Excess cash and cash equivalents are invested primarily in money market accounts. Our working capital was $11.1 million at July 31, 2002 compared to $16.2 million at July 31, 2001. The primary reason for the decrease in working capital is the decrease in accounts receivable and inventories associated with the sale of the ZDS segment and the losses incurred during the period. Our current ratio was 2.5 at July 31, 2002, compared to 1.7 to 1 at July 31, 2001.

         Net cash provided by operating activities was $1.2 million during year ended July 31, 2002. Our net loss of $12.0 million was offset by non-cash items of $8.7 million related primarily to depreciation, amortization and the increase in the valuation allowance related to deferred tax assets and by a net decrease in operating assets and liabilities of $4.5 million. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in accounts receivable of $968,000 due to increased collection efforts; (ii) a decrease in inventory of $2.2 million related primarily to the increased sales of the Palmettx® and Ester-C® products and lower purchases of inventory at Consumer Pharmaceuticals; and (iii) an increase in accounts payable and accrued expenses of $1.6 million.

         Net cash provided by investing activities was $6.0 million, related primarily to the proceeds received from the sale of the ZDS assets of $9.7 million offset by the liabilities retained of the discontinued operations of $2.1 million, capital asset purchases and patent filings for Inter-Cal and the OraTest® product.

         Net cash used in financing activities was $6.8 million. Significant changes were: (i) the outstanding balance of the line of credit was reduced by approximately $6.1 million; (ii) the building loan with Bank One, Arizona, NA of approximately $277,000 was paid in full; and (iii) the outstanding principal balance of the bonds related to the new Nutraceutical facility was reduced by approximately $428,000.

         At July 31, 2002, we had net operating loss carryforwards for federal tax purposes of approximately $21 million, which expire in years 2007 through 2022. Net operating loss carryforwards for state income tax purposes, totaling approximately $6.7 million, must be utilized within five years of the date of their origination, and expire from 2003 through 2007. Our ability to utilize these net operating loss carryforwards will be impaired if we continue to incur operating losses.

         In December 2000, we renewed our $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“Index”), which was 6.75% at July 31, 2001. Under the line of credit loan agreement, we were required to comply with financial covenants based on certain financial ratios. As of April 30, 2001, we were in default of the debt service coverage ratio. On May 7, 2001, we entered into the First Loan Modification Agreement with Bank One whereby (i) the line of credit was reduced to $7.25 million; (ii) the interest rate was raised to 3.0% over the Index; (iii) we agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations; and (iv) Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the Agreement was amended and the forbearance period was extended to June 29, 2001.

         On July 3, 2001, we entered into a Second Extension to the First Loan Modification Agreement with Bank One. Under this Agreement, the line of credit was reduced to $6.9 million and Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through July 31, 2001 and agreed to extend the maturity date of the building loan for our 7th Street location until July 31, 2001.

         We entered into a Third Extension to First Loan Modification Agreement effective July 31, 2001. Under this Agreement, Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through August 31, 2001 and agreed to extend the maturity date of the building loan until August 31, 2001.

         On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $4.8 million at July 31, 2002. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets and of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004; however any amounts due under the line of credit would be classified as current because of certain provisions required by Congress. The Congress Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that the Company has incurred a “material adverse change.” While we do not believe that any events have occurred in fiscal 2002 that would constitute a material adverse change, that determination is solely the responsibility of Congress. Under the Congress Agreement, we are also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2002, our adjusted tangible net worth was $ 17.1 million compared to a required amount of $16.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt, we may become out of compliance with the covenant. A portion of the available funds from the new line of credit were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million. The obligations of Oxycal Laboratories, Incorporated, an operating subsidiary of Zila, Inc., to Bank One with respect to the 1999 Industrial Revenue Development Bonds have not changed.

         During October 2000, the Nutraceuticals Group moved into its new manufacturing and laboratory facility in Prescott, Arizona. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Inter-Cal for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction costs and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. As of July 31, 2002, the Bonds outstanding consisted of $3.9 million Series A and $104,000 Taxable Series B which carried interest rates of 1.75% and 1.97%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One and is guaranteed by Zila.

         In March 2001, the Nutraceuticals Group sold the land and buildings related to its former operation in Prescott, Arizona for approximately $1.0 million in cash and a promissory note for $310,000. The note carried interest of 10% and was due and payable on May 31, 2002. The note was not paid on the due date but was extended until May 31, 2003. The new note carries an interest rate of 7.5% and requires the borrower to pay monthly payments of $2,874. The payments are current.

         On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. As of July 31, 2002, 195,000 shares had been repurchased for $535,120.

         On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. We paid $29,000 in dividends during 2002 and we have accumulated accrued dividends of $29,500 as of July 31, 2002. No dividends were paid in 2001.

         The table below summarizes our future cash contractual obligations by fiscal year:

	Long-Term Debt	Short-Term Debt	Operations Leases	Severance	Other	Total

2003	$489,161	$99,783	$398,924	$622,868		$1,610,736

2004	458,497		398,312	71,588	$57,600	985,797

2005	425,784		254,184		57,600	737,568

2006	425,784		111,926			537,710

2007	425,784		68,004			493,788

Thereafter	1,874,634		34,002			1,908,636

Total	$4,099,644	$99,783	$1,265,352	$694,456	$115,200	$6,274,405

         Our current intention is to sell the remaining inventory of saw palmetto products in the normal course of business. However, we have been contacted by several companies interested in purchasing the saw palmetto inventory in bulk. None of the terms discussed were acceptable to us. While we have not made decision to pursue such a sale, if all or substantial portion of the inventory is sold in bulk, the ultimate sales price may be substantially less than the current carrying value of the inventory. Factors we will consider in our determination of the appropriate disposition of the inventory include, but are not limited to: (i) the overall terms and conditions of formal offers received, if any; (ii) the expected future market for saw palmetto products; (iii) our actual operating performance in relation to the fiscal 2003 plan; (iv) the extent and availability of additional financing or investment to support the clinical study related to the OraTest products; and (v) our internal cost of capital.

         We also have approximately $446,000 of Zila® Tolonium Chloride powder, the active ingredient in the OraTest® product, in inventory at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this inventory through sales in the U.S., once final approval for the OraTest® products are received from the FDA, and in Europe and Asia, after utilizing approximately $148,000 of OraTest® finished product located in the U.K. prior to the date we expect sales in the United States. The powder inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States. Previous testing indicates that the powder product is stable and we expect to be able to extend the expiration dates of the entire powder inventory through the date we expect sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this powder inventory.

         During the third quarter of 2002, we determined that completion of the OraTest® Phase III clinical trial will require a substantial number of additional patients and have been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product Factors that affect the cost and timing of completion of these milestone dates include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications. .

         We have decided to transition the trial from ILEX™ Oncology Services, Inc. to a new global contract research organization (“CRO”). We requested proposals from several of the largest, highest quality and most prominent CRO’s with worldwide capabilities, and received fee quotations back from each. We are currently in the process of finalizing our selection of the new global CRO. Each CRO agreed that the current study could be transitioned successfully without compromising any of our current study data.

         In order to support the larger number of patients needed to complete the study, we intend to increase the rate of funding for the study and the number of clinical sites, with the aid of a larger, more experienced CRO with access to clinical sites in high-density oral cancer regions around the world. This effort is currently underway and we believe that we will have sufficient funds for the clinical trial for the next fiscal year. We will, however, require additional financing to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003. We are currently considering possible financing sources such as strategic partners and are pursuing funding strategies that if completed would provide significant funding for the clinical trial. We are also considering the possible liquidation of certain Zila assets outside our areas of core competency as part of Zila’s new focus on core strengths and objectives. These assets could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to us.

         We believe that cash generated from our operations, our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical trial, anticipated capital expenditures and the stock repurchase program through the next 12 months. We will require additional financing to support the production and future OraTest® clinical, regulatory, manufacturing and marketing costs or to make any significant acquisitions. There can be no assurances that such funds will be available on terms acceptable to us.

Related Party Transactions

         In fiscal 2002, we paid $194,829 to Douglas, Curtis and Allyn, LLC, (“Douglas”), a corporation owned by a member of our Board of Directors, Mr. Curtis Rocca. The payment was related to consulting work performed in connection with the sale of the ZDS businesses. In addition, Douglas was paid an advisory retainer of $60,000 during fiscal 2002. The arrangements were terminated in July 2002.

New Accounting Pronouncements

         In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. We adopted EITF Issue No 00-14 on February 1, 2002. The implementation of this consensus required us to change the way we classify certain sales incentives, which were previously recorded as selling, general and administrative expenses. The cost of coupons and rebates are now recorded as a reduction of net sales. The cost of free products is now recorded as an increase to cost of sales.

         In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The issue discusses accounting and income statement classification of costs, other than those directly addressed in EITF Issue No. 00-14 and 00-25, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF Issue No. 00-25 was effective for us on February 1, 2002. The effect of the adoption of EITF Issue No. 00-25 did not have a material impact on our consolidated statements of operations.

         The table below shows the effect of the EITF Issue No. 00-14 and 00-25 adjustment to revenues and selling, general and administrative expense for the years previously presented ended July 31,

	2001	2000

Pre-adoption net revenues	$31,686,392	$37,763,763

Reclassifications from selling, general and administrative expenses:

Sales incentives	933,596	1,051,572

Co-op advertising	42,035	103,918

Total Adjustments	975,631	1,155,490

Net Revenues Reported	$30,710,761	$36,608,273

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (which will be effective for Zila on August 1, 2002). SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. Had SFAS No. 142 been adopted on August 1, 2001, the impact of ceasing goodwill amortization (based on our current levels of goodwill) would have decreased net loss in fiscal 2002 by $1.2 million, or $0.03 per diluted share. Intangible assets with finite lives will continue to be amortized over their respective useful lives. We will be required to measure goodwill for impairment as of August 1, 2002 as part of the transition provisions and our impairment analyses must be completed no later than January 31, 2003. In addition, the Company will be required to measure intangible assets with indefinite useful lives for impairment as of August 1, 2002 with any resulting impairment reported within the first interim period’s financial statements. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. We are in the process of evaluating the impact of SFAS No. 142 on our intangible assets and have not yet determined if a cumulative effect adjustment will be required upon completion.

         Effective August 1, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes existing guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other provisions, SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operation.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a significant impact on our financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk primarily from interest rates and from changes in foreign currency exchange rates.

         We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at July 31, 2002). At July 31, 2002, no borrowings were outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on the Company since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital Markets and fluctuate based on market conditions and were 1.75% and 1.97% at July 31, 2002. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 15 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

         The information called for by this Part III is, in accordance with General Instruction G (3) to Form 10-K, incorporated herein by reference to the information contained in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on January 14, 2003, which will be filed with the SEC not later than 120 days after July 31, 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

Method of Filing

(a)	Financial Statements
	(1)	Report of Deloitte & Touche LLP	Filed herewith
(2)	Consolidated Financial Statements and Notes thereto of the Company including
Consolidated Balance Sheets as of July 31, 2002 and 2001 and related
		Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended July 31, 2002	Filed herewith
	(3)	Financial Statement Schedule Schedule II Valuation and Qualifying Accounts	Filed herewith
(b)	Reports on Form 8-K for the quarter ended July 31, 2002.

During the quarter ended July 31, 2002, we filed a Current Report on Form 8-K dated June 18, 2002 containing information pursuant to Item 2 (“Acquisition or Disposition of Assets”) announcing the restructure and finalization of the sale of the Zila Dental Supply mail order operations (assets and liabilities) to PracticeWares, Inc. of Sacramento, CA.

         (c)  Exhibits.

Exhibit
Number	Description	Method of Filing

3-A	Certificate of Incorporation, as amended	A

3-B	Amended and Restated Bylaws (as amended through September 26, 2002) *

3-C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C

3-D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	L

4-A	Specimen Stock Certificate	A

10-A	Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A

10-B	Stock Option Award Plan (as amended through April 10, 1991)	B

10-C	Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)	B

10-L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus Imaging, Inc. and Procare Laboratories, Inc	A

10-M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc	A

10-N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA	H

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA	H

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA	H

10-S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA	I

10-T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA	J

10-U	1997 Stock Option Award Plan (as amended through September 13, 2001)	G

10-V	Employee Stock Purchase Plan	F

10-W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc	K

10-X	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc	M

10-Y	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	M

10-Z	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	N

10-Aa	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones	N

10-Ab	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc	N

10-Ac	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A. Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	N

Exhibit
Number	Description	Method of Filing

21	Subsidiaries of Registrant	D

23	Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)	*

24-A	Power of Attorney of Bradley C. Anderson	*

24-B	Power of Attorney of Douglas D. Burkett	*

24-C	Power of Attorney of H. Richard Grisham	*

24-D	Power of Attorney of Joseph Hines	*

24-E	Power of Attorney of Christopher D. Johnson	*

24-F	Power of Attorney of Michael S. Lesser	*

24-G	Power of Attorney of Curtis M. Rocca	*

24-H	Power of Attorney of Carl A. Schroeder	*

24-I	Power of Attorney of Kevin J. Tourek	*

99.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	*

99.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	*

*	Filed herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998

E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000

F	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54958 dated February 5, 2001

G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

I	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2001

J	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2001

K	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001.

M	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

N	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2002

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 located on signature page

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2002.

ZILA, INC., a Delaware corporation

By /s/ BRADLEY C. ANDERSON Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS D. BURKETT, Ph.D. Douglas D. Burkett Ph.D.	Chairman of the Board, President, Chief Executive Officer	November 13, 2002

* H. Richard Grisham	Director	November 13, 2002

* Joseph Hines	Director	November 13, 2002

* Christopher D. Johnson	Director	November 13, 2002

* Michael S. Lesser	Director	November 13, 2002

* Curtis M. Rocca III	Director	November 13, 2002

* Carl A. Schroeder	Director	November 13, 2002

* Kevin J. Tourek	Director	November 13, 2002

* By /s/ Bradley C. Anderson Bradley C. Anderson		November 13, 2002
Attorney-in Fact

CERTIFICATIONS

         I, Douglas D. Burkett, certify that:

         1.     I have reviewed this annual report on Form 10-K of Zila, Incorporated;

         2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002

/s/ Douglas D. Burkett Ph. D. Douglas D. Burkett Ph. D. Chief Executive Officer

         I, Bradley C. Anderson, certify that:

         1.     I have reviewed this annual report on Form 10-K of Zila, Incorporated;

         2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 12, 2002

/s/ Bradley C. Anderson Bradley C. Anderson Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(3). These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 of Notes to Consolidated Financial Statements, the accompanying consolidated balance sheet as of July 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended July 31, 2001 and 2000, have been restated.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 12, 2002

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2002 AND 2001

ASSETS	2002	2001

		(As Restated
		See Note 19)
CURRENT ASSETS:

Cash and cash equivalents	$1,604,205	$1,263,935

Trade receivables, less allowance for doubtful accounts of $132,619 (2002) and $268,571 (2001)	5,694,856	6,663,319

Inventories — net	8,868,539	11,101,897

Current assets of discontinued operations		11,108,838

Prepaid expenses and other current assets	2,085,137	1,823,212

Total current assets	18,252,737	31,961,201

PROPERTY AND EQUIPMENT — net	8,848,299	9,456,337

PURCHASED TECHNOLOGY RIGHTS — net	4,467,579	4,946,261

GOODWILL — net	11,174,379	12,383,291

TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	14,196,658	11,684,830

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS		923,879

OTHER ASSETS	421,001	4,246,715

TOTAL	$57,360,653	$75,602,514

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$3,249,649	$2,809,203

Accrued liabilities	3,588,627	2,437,107

Short-term borrowings	99,784	6,160,947

Current liabilities of discontinued operations		3,648,138

Current portion of long-term debt	489,161	747,648

Total current liabilities	7,427,221	15,803,043

LONG-TERM DEBT OF DISCONTINUED OPERATIONS		73,775

LONG-TERM DEBT — net of current portion	3,610,483	4,079,496

Total liabilities	11,037,704	19,956,314

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:

Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500

Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,666,160 shares (July 31, 2002) and 43,653,727 shares (July 31, 2001)	45,666	43,654

Capital in excess of par value	82,899,967	79,930,094

Accumulated other comprehensive income (loss)	(75,376)	150,976

Accumulated deficit	(36,474,688)	(24,405,904)

Common stock in treasury, at cost 195,000 shares	(535,120)	(535,120)

Total shareholders’ equity	46,322,949	55,646,200

TOTAL	$57,360,653	$75,602,514

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2002, 2001 and 2000

	2002	2001	2000

		(As Restated	(As Restated
		See Note 19)	See Note 19)
NET REVENUES	$34,871,770	$30,710,761	$36,608,273

OPERATING COSTS AND EXPENSES:

Cost of products sold	12,464,081	10,273,533	10,458,397

Selling, general and administrative	21,843,400	19,989,598	21,025,613

Research and development	3,955,790	3,036,896	1,629,609

Impairment of assets	224,347	310,000	—

Depreciation and amortization	3,468,041	3,174,566	3,094,790

	41,955,659	36,784,593	36,208,409

INCOME (LOSS) FROM OPERATIONS	(7,083,889)	(6,073,832)	399,864

OTHER INCOME (EXPENSE):

Interest income	68,959	181,669	325,985

Interest expense	(486,939)	(596,870)	(218,234)

Other income (expense)	117,908	(159,051)	(96,929)

Gain on sale of assets	—	—	4,677,860

	(300,072)	(574,252)	4,688,682

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,383,961)	(6,648,084)	5,088,546

INCOME TAX (EXPENSE) BENEFIT	(3,954,319)	378,786	(1,911,348)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,338,280)	(6,269,298)	3,177,198

DISCONTINUED OPERATIONS:

Income (loss) from operations of discontinued Dental Supply segment, net of income taxes of $0 (2002) $7,326 (2001) and $122,904 (2000)	(815,460)	(121,194)	166,702

Net gain from disposal of Dental Supply segment	143,456

Total gain (loss) from discontinued operations	(672,004)	(121,194)	166,702

NET INCOME (LOSS)	(12,010,284)	(6,390,492)	3,343,900

Preferred stock dividends	58,500

Net income (loss) attributable to common shareholders	$(12,068,784)	$(6,390,492)	$3,343,900

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations	$(0.25)	$(0.15)	$0.08

Income (loss) from discontinued operations	(0.02)	—	—

NET INCOME (LOSS)	$(0.27)	$(0.15)	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

BASIC	44,592,932	43,412,786	42,180,236

DILUTED	44,592,932	43,412,786	43,576,180

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED July 31, 2002, 2001 and 2000

	2002	2001	2000

		(As Restated	(As Restated
		See Note 19)	See Note 19)
Net income (loss)	$(12,010,284)	$(6,390,492)	$3,343,900

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustment	(226,352)	75,810	75,166

Unrealized holding losses on securities arising during the period			(3,500)

Reclassification of holding losses included in net loss		3,500

Other comprehensive income (loss)	(226,352)	79,310	71,666

Comprehensive income (loss)	$(12,236,636)	$(6,311,182)	$3,415,566

		Unrealized Holding
	Foreign Currency	(Loss) Gains	Accumulated Other
	Translation Adjustments	on Securities	Comprehensive

Balance at July 31, 2000	$75,166	$(3,500)	71,666

Other comprehensive income	75,810	3,500	79,310

Balance at July 31, 2001	150,976	—	150,976

Other comprehensive loss	(226,352)		(226,352)

Balance at July 31, 2002	$(75,376)	—	$(75,376)

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2002, 2001 and 2000

			Shareholders' Equity

								Accumulated
	Preferred Stock		Common Stock		Capital in			Other	Total
				Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders'
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity

BALANCE, AUGUST 1, 1999, as previously reported	7,482	$8,787,191	40,378,588	$40,379	$69,395,551	($19,949,703)	—	—	$49,486,227

Prior period (adjustment see Note 19)						(1,409,609)			(1,409,609)

BALANCE, AUGUST 1, 1999, (as restated)	7,482	8,787,191	40,378,588	40,379	69,395,551	(21,359,312)			48,076,618

Conversion of preferred stock into common stock	(7,482)	(8,787,191)	2,904,472	2,904	8,784,287				8,787,191

Warrants issued for services provided					30,000				30,000

Purchase of common stock for treasury							$(409,750)		(409,750)

Exercise of common stock warrants			49,074	49	76,280				76,329

Exercise of common stock options			30,524	31	148,117				148,148

Income tax benefit — stock options					990,000				990,000

Foreign currency translation								$75,166	75,166

Net unrealized loss on available-for-sale securities								(3,500)	(3,500)

Net income, as (restated see Note 19)						3,343,900			3,343,900

BALANCE, JULY 31, 2000, as (restated see Note 19)	—	—	43,362,658	43,363	79,424,235	(18,015,412)	(409,750)	71,666	61,114,102

Warrants issued for services provided					30,000				30,000

Purchase of common stock for treasury							(125,370)		(125,370)

Exercise of common stock warrants			149,870	150	449,460				449,610

Exercise of common stock options			128,622	129	2,871				3,000

Issuance of common stock			12,577	12	23,528				23,540

Issuance of preferred stock	100,000	462,500							462,500

Foreign currency translation								75,810	75,810

Net unrealized gain on available-for-sale securities								3,500	3,500

Net loss, as (restated see Note 19)						(6,390,492)			(6,390,492)

BALANCE, JULY 31, 2001, (as restated see Note 19)	100,000	$462,500	43,653,727	$43,654	$79,930,094	$(24,405,904)	$(535,120)	$150,976	$55,646,200

Dividends on preferred stock						(58,500)			(58,500)

Issuance of common stock			2,012,433	2,012	2,969,873				2,971,885

Foreign currency translation								(226,352)	(226,352)

Net loss						(12,010,284)			(12,010,284)

BALANCE, JULY 31, 2002	100,000	$462,500	45,666,160	$45,666	$82,899,967	$(36,474,688)	$(535,120)	$(75,376)	$46,322,949

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2002, 2001, 2000

	2002	2001	2000

		(As Restated	(As Restated
		See Note 19)	See Note 19)
OPERATING ACTIVITIES:

Net income (loss)	$(12,010,284)	$(6,390,492)	$3,343,900

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,468,041	3,174,566	3,094,790

Gain on sale of assets		(17,116)	(4,677,860)

Loss (gain) from discontinued operations	672,004	121,194	(166,702)

Impairment of assets	224,347	310,000

Warrants issued for services		30,000	30,000

Deferred income taxes and other	4,303,550	(253,851)	1,605,027

Change in assets and liabilities:		—

Receivables-net	968,464	(229,144)	(1,185,529)

Inventories	2,233,358	(4,243,438)	(1,681,897)

Prepaid expenses and other assets	(261,925)	153,370	(1,225,650)

Accounts payable and accrued liabilities	1,562,465	(1,276,370)	2,072,814

Net cash provided by (used in) operating activities	1,160,020	(8,621,281)	1,208,893

INVESTING ACTIVITIES:

Purchases of property and equipment	(619,168)	(2,323,601)	(4,960,944)

Net proceeds from sale of assets		1,030,662	7,749,927

Retained liabilities of discontinued operations	(2,080,325)	(231,846)	(657,787)

Net cash paid for acquisition		(1,849,418)

Net proceeds from disposition of discontinued operations	9,719,125

Purchases of intangible assets	(1,047,082)	(833,843)	(159,210)

Net cash provided by (used in) investing activities	5,972,550	(4,208,046)	1,971,986

FINANCING ACTIVITIES:

Net (repayments) proceeds from short-term borrowings	(6,061,163)	6,109,177	(65,180)

Net proceeds from issuance of common stock	25,363	476,150	224,477

Aquisition of treasury stock		(125,370)	(409,750)

Dividends paid to preferred stockholders	(29,000)

Cash released by trustee		2,928,001	1,906,754

Principal payments on long-term debt	(727,500)	(486,947)	(5,409,676)

Net cash provided by (used in) financing activities	(6,792,300)	8,901,011	(3,753,375)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	340,270	(3,928,316)	(572,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,263,935	5,192,251	5,764,747

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,604,205	$1,263,935	$5,192,251

CASH PAID FOR INTEREST	$415,832	$498,556	$169,573

CASH PAID FOR INCOME TAXES	$17,051	$94,521	$128,074

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock related to Vizilite™ in exchange for license and research and development	$2,946,522

Issuance of Series B Convertible Preferred Stock for acquisition		$462,500

Conversion of Series A Convertible Redeemable Preferred stock to common stock			$8,787,191

         See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2002, 2001 and 2000

1.	Nature of Business Activities and Summary of Significant Accounting Policies

         Nature of Business Activities — Zila, Inc. and subsidiaries (“Zila” or the “Company”), a Delaware corporation, is a manufacturer and marketer of pharmaceutical, nutritional and biotechnology products. In fiscal year 2002, the Company’s business was organized into the following Groups: Consumer Pharmaceuticals, Professional Pharmaceuticals and Zila Nutraceuticals. The Consumer Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of products. The Professional Pharmaceuticals Group includes Peridex® prescription mouth rinse and OraTest®, an oral cancer diagnostic system, the ViziLite™ disposable light for illumination of oral mucosal abnormalities and the plastic molded products from Innovative Swab Technologies (“IST”). Zila Nutraceuticals Group is presently comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal subsidiary, a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx™ botanical line of products.

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

         Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the following:

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. In order to take advantage of bulk purchase discounts and to establish a reputation as a reliable supplier, the Company purchased a large amount of inventory in fiscal year 2001 and additional inventory in 2002. As of July 31, 2002, approximately $3.8 million of saw palmetto products remain in inventory, representing an approximately 1.6 years supply based on fiscal year 2002 sales. Recent sales of saw palmetto products have generated a nominal profit margin and allowances have been recorded where appropriate to reduce the carrying value of the inventory to its estimated market value. However, the ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on the Company’s ability to maintain the quality of the inventory and to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by the Company can take a number of years and require the expenditure of substantial resources. The Company anticipates that it will require significant additional financing to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2002 of $6.1 million have been capitalized.

The Company’s policy is to review the carrying amounts of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and other intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

For goodwill and intangible assets, the Company continuously evaluates the reasonableness of the useful lives of these assets.

         Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred upon shipment of the finished product, as shipping terms is “FOB shipping point.” Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. The Company evaluates these estimates on a quarterly basis and revises them as necessary.

         On occasion, the Company enters into arrangements to license its technology on specifically approved products. For those arrangements where the Company has continuing involvement with the licensee, nonrefundable, upfront license fees are recognized systematically as they are earned over the life of the agreement. Fees associated with substantive, at risk, performance milestones are recognized as revenue as the milestones are achieved, as defined in the respective agreements. For perpetual licenses or manufacturing rights agreements, where (i) the Company has no further continuing involvement with the licensee; (ii) the fees are nonrefundable; and (iii) the fees are not a prepayment of future royalties, the fees are recognized as revenue at the time the arrangement becomes effective.

         Cash Equivalents — The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Inventories, which consist of finished goods, work in process and raw materials, are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment are stated at cost and are depreciated using straight-line methods over their respective estimated useful lives, ranging from 2 to 40 years. Leasehold improvements are depreciated over the lease term or the estimated useful life, whichever is shorter. Listed below are the ranges of useful lives by property and equipment category:

Buildings	20-40 years

Building improvements	10 years

Furniture and equipment	5 years

Production and warehouse equipment	7-10 years

Intangible Assets

         Purchased Technology Rights — In 1996, the Company acquired CTM Associates, Inc. (“CTM”). The purchase of CTM perfected the Company’s interest in the OraTest® technology and eliminated its obligation to pay royalties to CTM on future sales of the OraTest® product. The purchased technology rights are amortized on a straight-line basis over the expected period of benefit, which was based on the estimated remaining life of the related patents, which will expire in 2011.

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited with estimated useful lives ranging from 15 to 40 years.

         Trademarks and Other Intangible Assets — Trademarks are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 17 to 25 years. Other intangible assets include deferred patent costs, which represent legal costs associated with filing patent applications and licensing costs related to the ViziLite product, are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 10 to 17 years.

         Research and Development — The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled $3,956,000, $3,037,000 and $1,630,000 in 2002, 2001 and 2000, respectively.

         Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants. For the years ended July 31, 2002 and 2001, the effect of 335,000 and 531,710 shares respectively of convertible preferred stock, options and warrants were excluded because their inclusion would have the effect of decreasing the loss per share.

         For the year ended July 31, 2000, the following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations:

Income available to common shareholders, as restated	$3,343,900

Average outstanding common shares	42,180,236

Effect of dilutive securities:

Options	268,919

Warrants	54,962

Convertible preferred stock	1,072,063

Average outstanding and potentially dilutive common shares	43,576,180

Basic income per share from continuing operations	$0.08

Diluted income per share from continuing operations	$0.08

         Financial Instruments — The carrying amounts and estimated fair value of the Company’s financial instruments are as follows:

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

         Financial instruments, which potentially subject the Company to credit risk, consist principally of trade receivables. The Company provides credit, in the normal course of business, to pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers, convenience stores, and dentists. Ongoing credit evaluations are preformed of customers to determine an appropriate allowance for credit losses.

         Comprehensive Income consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

         Shipping Costs — Costs of shipping products to customers are included in the cost of products sold.

         New Accounting Pronouncements — In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus in Issue No. 00-14 was effective for the Company on February 1, 2002. The consensus requires certain sales incentives that were previously classified as selling, general and administrative expenses to be classified as a reduction in sales. The cost of free products is now recorded as a reduction of revenues from products sold.

         In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer

(typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF No. 00-25 was effective for the Company on February 1, 2002. The effect of the adoption of EITF No. 00-25 did not have a material impact on the Company’s consolidated statement of operations.

         The table below shows the effect of the Issue No. 00-14 and Issue No. 00-25 adjustment to revenues and selling, general and administrative expense for the years ended July 31,

	2001	2000

Pre-adoption net revenues	$31,686,392	$37,763,763

Reclassifications from selling, general and administrative expenses:

Sales incentives	933,596	1,051,572

Co-op advertising	42,035	103,918

Total Adjustments	975,631	1,155,490

Net Revenues Reported	$30,710,761	$36,608,273

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which will be effective for Zila on August 1, 2002. SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives will no longer be amortized but instead will be subject to periodic impairment testing. Intangible assets with finite lives will continue to be amortized over their respective useful lives. The Company will be required to measure goodwill for impairment as of August 1, 2002 as part of the transition provisions and the Company’s impairment analyses must be completed no later than January 31, 2003. In addition, the Company will be required to measure intangible assets with indefinite useful lives for impairment as of August 1, 2002 with any resulting impairment reported within the first interim period’s financial statements. Any impairment resulting from these transition tests will be recorded and recognized as the cumulative effect of a change in accounting principle. The Company is in the process of evaluating the impact of SFAS No. 142 on the Company’s intangible assets and has not yet determined if a cumulative effect adjustment will be required.

         Effective August 1, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes existing guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other provisions, SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption will have a significant impact on the Company’s financial position or results of operations.

2.	Acquisitions

         On December 4, 2001, the Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent light technology from The Trylon Corporation (“Trylon”) of Torrance, California. The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources.

         In payment of the purchase price for the transaction, 2,000,000 shares of restricted common stock were issued, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. The shares of common stock are restricted in accordance with the following provisions: (i) all 2,000,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, (ii) 500,000 of the shares delivered to Trylon have an additional contractual restriction upon sale or transfer that will be removed at the earlier of ten years following the closing date or the achievement of certain future sales milestones of the ViziLite product, (iii) 375,000 of the other shares delivered to Trylon have an additional contractual restriction that will be removed at the earlier of ten years following the closing date or in the event of the submission of a new drug 510(k) application with the FDA for a new product line extension of the ViziLite™ product currently under development. The 375,000 shares in escrow are to remain in escrow until the date upon which FDA marketing clearance is received on the new product line extension of the ViziLite™ product described in item (iii) above. If such clearance is not received on or before the second anniversary of the closing date, then subject to certain exceptions, the stock in escrow is to be returned to the Company and cancelled.

         The 1,625,000 shares of restricted common stock that were delivered were valued at $2,945,000 as follows: (i) the fair value of the 750,000 shares restricted within the meaning of Rule 144 but not otherwise restricted, were valued at $1,853,000 which was based upon the common stock share market price of $2.47 on December 4, 2001; (ii) the 500,000 shares of restricted common stock subject to additional contractual restrictions relating to sales milestones were valued at $619,000 and were discounted from the December 4, 2001 share price based upon the length of time and probability of achieving the requisite sales milestones; and (iii) the 375,000 restricted shares of common stock subject to additional contractual restrictions tied to FDA submissions were valued at $473,000 and were discounted based upon the length of time and probability of submitting an acceptable new drug 510(k) application to the FDA. The $2,472,000 of value referenced in items (i) and (ii) above was recorded as an intangible asset as a license. The $473,000 in value referenced in item (iii) above was recorded as research and development and expensed.

         The release of the 375,000 shares in escrow is contingent upon Trylon obtaining regulatory approval of the new product line extension of the ViziLite product currently under development. The shares will be recorded as research and development expense (and included in diluted earnings per share) when and if such regulatory approval is obtained.

         In December 2001, the Company entered into a distributorship agreement with Patterson Dental Company to supply certain products for the dental industry, including the ViziLite™ product, in the United States and Canada. In February 2002, Zila, Trylon and the World Medical Trade Organization Inc. (“WMTO”), entered into a Memorandum of Understanding whereby the Company will supply products including the ViziLite product to the WMTO for distribution in various countries in the Pacific Rim. Foreign sales to date have not been significant.

         On February 1, 2001, the Company acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada for approximately $2.3 million in a combination of cash and preferred stock. (See Note 11). Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is known as Innovative Swab Technologies.

3. Sale of Assets

         On October 28, 1999, the Company completed the sale of substantially all of its assets and certain liabilities of its wholly-owned subsidiary, Cygnus Technologies, Inc. (“Cygnus”) to ProCare Laboratories, Inc. of Scottsdale, Arizona for approximately $4.0 million. On December 20, 1999, the Company completed the sale of substantially all of its assets and liabilities of its wholly-owned subsidiary Integrated Dental Technologies, Inc. (“IDT”) related to IDT’s PracticeWorks division located in Gold River, California to InfoCure Corporation, of Atlanta, Georgia for approximately $4.65 million.

         The following unaudited pro forma condensed statement of operations data for the year ended July 31, 2000, present the historical statement of operations data for Zila, Cygnus and IDT as if the Cygnus and IDT transactions had occurred as of August 1, 1999. The pro forma data are not necessarily indicative of the results of operations that would actually have been reported had the transactions been consummated at the date mentioned above or which may be reported in the future.

Year ended July 31, 2000	Historical
(in thousands except per share data)
	Zila			Pro forma
	Consolidated	Cygnus (a)	IDT (a)	Adjustments (b)	Pro Forma

Net revenues	$36,608	($193)	($1,515)		$34,900

Cost of products sold	10,458	(110)	(69)		10,279

Year ended July 31, 2000	Historical
(in thousands except per share data)
	Zila			Pro forma
	Consolidated	Cygnus (a)	IDT (a)	Adjustments (b)	Pro Forma

Selling, general and administrative expenses	21,026	(491)	(1,188)		19,347

Research and development expenses	1,629	(155)	(120)		1,354

Depreciation and amortization	3,095	(110)	(35)		2,950

Income (loss) from operations	400	673	(103)		970

Other income (expense)	4,689			(4,678)	11

Income tax (expense) benefit	(2,020)			(2,761)	741

Income (loss) from continuing operations	3,069	673	(103)	(1,917)	1,722

Per share from continuing operations (basic)	$0.07				$0.04

Basic shares outstanding	42,180				42,180

Per share from continuing operations (diluted)	$0.07				$0.04

Diluted shares outstanding	43,576				43,576

(a)	Represents Cygnus and IDT balances for the year ended July 31, 2000. These amounts are removed to reflect the sale of assets and the corresponding revenue and expenses thereby reducing the consolidated balances for pro forma purposes.

(b)	The pro forma adjustments represent the elimination of the gain on the sale of the assets and the resulting income tax effect recorded.

         In the year ended July 31, 2001, the Company recorded a non-cash charge of $310,000 in the Nutraceuticals segment to write down the carrying amount of the land and buildings of its former location in Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in February 2001. In the year ended July 31, 2002, an asset impairment charge of approximately $224,000 was recorded related to the write down of a mold and certain intangible assets related to the Pro-Ties™ product line and the Peridex® product distribution rights for Western Europe. The net present value of expected future cashflows for each of these assets was used to determine the amount of impairment. The charges are included in the Professional Pharmaceuticals reporting segment.

4. Discontinued Operation

         In November 2001, the Company decided to sell the operations of its Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions during the second fiscal quarter of 2002. The accompanying consolidated financial statements have been prepared to reflect the ZDS business including any gain (loss) on sale as discontinued operations for all periods presented.

         This business segment was comprised of the full-service and mail order businesses of Zila Dental Supply. ZDS’s full-service assets were sold on November 5, 2001 to Henry Schein, Inc. of Melville, NY (Nasdaq: HSIC) for approximately $5.8 million in cash resulting in a pre-tax gain of approximately $823,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress Financial Corporation (“Congress”).

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

         The note was not paid on the due date and in March 2002, Zila and PracticeWares agreed in principle to restructure the terms relating to the sale. In June 2002, final agreement was reached such that PracticeWares would pay Zila cash of approximately $4,130,000, plus a 19.0% ownership interest in PracticeWares (on a fully diluted basis) in full satisfaction of the notes. On June 18, 2002, the Company received $3.9 million from PracticeWares, Inc., which included approximately $130,000 in accrued interest. $200,000 was held in escrow for 60 days to offset certain indemnifications of Zila to PracticeWares, resulting in a pre-tax loss from the disposal of the mail order assets and liabilities of approximately $679,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress.

         As a result of PracticeWare’s failure to pay the short-term notes when due, the transaction to sell the mail order business did not qualify as a sale for accounting purposes until June 18, 2002. ZDS’s net loss of $550,000 for the period from December 4, 2001 to June 18, 2002 is reflected in the statement of operations as income (loss) from operations of the discontinued Dental Supply Segment. In connection with the sale, the Company retained three operating leases and recorded a reserve for future minimum lease payments in excess of expected sublease income of $430,000. The reserve is included in the loss on disposal of the mail order assets.

         The results of the discontinued ZDS business are as follows, in thousands:

	2002	2001	2000

Net sales	$23,426	$41,630	$39,817

Net income (loss)	$(815)	$(121)	$167

5. Inventories

         Inventories consist of the following at July 31:

	2002	2001

Finished goods	$2,455,080	$4,128,119

Work in process	1,806,783	71,872

Raw materials	4,899,401	6,981,109

Inventory reserves	(292,725)	(79,203)

Total inventories	$8,868,539	$11,101,897

         During fiscal years 2002 and 2001, the Company recorded charges and reserves of $550,000 and $7,000 respectively, to reduce the carrying value of its Saw Palmetto inventory due to spoilage costs and costs in excess of current market prices.

6. Property and Equipment

         Property and equipment consists of the following at July 31:

	2002	2001

Land	$619,917	$619,917

Building and improvements	5,641,896	5,789,948

Furniture and equipment	2,013,720	1,765,858

Leasehold improvements and other assets	377,117	358,466

Production and warehouse equipment	4,812,293	4,567,883

Total property and equipment	13,458,795	13,102,072

Less accumulated depreciation and amortization	4,616,645	3,645,735

Property and equipment — net	$8,848,299	$9,456,337

         Depreciation expense related to property and equipment for 2002, 2001 and 2000 was $1,083,000, $952,000 and $843,000, respectively.

7. Intangible Assets

         Intangible assets consist of the following at July 31:

	2002	2001

Purchased technology rights — net of accumulated amortization of $2,951,894 (2002) and $2,473,212 (2001)	$4,467,579	$4,946,261

Goodwill — net of accumulated amortization of $5,550,292 (2002) and $4,349,848 (2001)	$11,174,379	$12,383,291

Trademarks and other intangible assets:

Trademarks	$11,487,214	$11,520,889

Patents	2,735,623	2,188,507

Licensing costs	2,711,616	87,860

Other	544,896	477,638

Total trademarks and other intangible assets	17,479,349	14,274,894

Less accumulated amortization	3,282,691	2,590,064

Trademarks and other intangible assets — net	$14,196,658	$11,684,830

         In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates its intangible and other assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

         The Company evaluates goodwill for impairment pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In instances where goodwill and other intangible assets relate to the same asset group such that separately identifiable cash flows do not exist, goodwill and other intangibles are combined for purposes of testing impairment.

         Following is a summary of the significant classes of intangible assets:

         Purchased Technology Rights — Purchased technology rights relate to the acquisition of CTM, Inc. in fiscal year 1996. The purchase of CTM eliminated the Company’s obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $4.5 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products (see Note 13). Fixed assets of approximately $600,000 (primarily related to a manufacturing facility), patents and patents pending of $1,023,000 and inventory of $649,000 are also associated with the OraTest® products and are grouped with the purchased technology rights for the purpose of testing recoverability.

         Peridex Goodwill — Goodwill totaling approximately $7.0 million (net of accumulated amortization of $4.6 million) is related to the Peridex® product which was acquired from The Procter & Gamble Company in November 1997.

         Zila Nutraceuticals — Goodwill and trademarks totaling approximately $12.2 million (net of accumulated amortization of $3.1 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment.

         Other Goodwill — Other goodwill totaling approximately $1.3 million (net of accumulated amortization of $80,000) is related to the IST acquisition in February 2001 and the Pro-Ties acquisition in December 2000. At July 31, 2002, an impairment charge of $8,000 was recognized to adjust goodwill associated with the Pro-Ties acquisition to its estimated fair value.

         Licensing Costs — Licensing costs primarily represent the value of the restricted common stock issued in the Trylon transaction discussed in Note 2.

         Patents — Patents totaling $2.1 million (net of accumulated amortization of $670,000) are related to several of the Company’s product lines, including Zilactin®, OraTest®, IST Products and Ester-C®.

         Other Intangible Assets — The most significant component of other intangible assets are $279,000 (net of accumulated amortization of $28,000) in deferred financing costs associated with the bond financing related to the Zila Nutraceuticals building in Prescott, AZ. Such costs are amortized over 20 years and are charged to interest expense using the effective interest method.

         In the year ended July 31, 2002, an asset impairment charge of approximately $224,000 was recorded related to the write down of a mold and certain intangible assets related to the Pro-TiesTM product line and the Peridex® product distribution rights for Western Europe. The net present value of expected future cashflows for each of these assets was used to determine the amount of impairment. The charges are included in the Professional Pharmaceuticals reporting segment.

         Amortization of intangible assets during fiscal 2002, 2001 and 2000 was $2,385,000, $2,223,000, and $2,252,000, respectively.

8. Short-term Borrowings and Long-Term Debt

         At July 31, 2002, the Company had (i) a short-term note payable of $92,000 at 7.88% for installments due on its various insurance policies; (ii) the short-term portion of an equipment lease for $8,000; and (iii) no short-term borrowings outstanding against its line of credit with Congress. On July 31, 2001, short-term borrowings consisted of $6.1 million on a revolving line of credit with Bank One, Arizona, NA (“Bank One”) and $61,000 at 6.99% for installments due on various insurance policies.

         In December 2000, the Company renewed its $9 million line of credit with Bank One for an additional 12 months under similar terms and conditions, including a variable interest rate equal to the prime rate (“Index”), which was 6.75% at July 31, 2001. Under the line of credit loan agreement, the Company was required to comply with financial covenants based on certain financial ratios and as of April 30, 2001, the Company was in default of the debt service coverage ratio. On May 7, 2001, Zila and Bank One entered into the First Loan Modification Agreement whereby the line of credit was reduced to $7.25 million, the interest rate was raised to 3.0% over the Index, the Company agreed to cross-defaulting and cross-collateralizing of all Bank One loans and obligations and Bank One agreed to forebear in exercising any remedy with respect to the default through May 31, 2001. On June 14, 2001, the Agreement was amended and the forbearance period was extended to June 29, 2001.

         On July 3, 2001, Zila and Bank One entered into a Second Extension to First Loan Modification Agreement. Under this agreement, the line of credit was reduced to $6.9 million and Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through July 31, 2001 and also agreed to extend the maturity date of the building loan for the 7th Street location until July 31, 2001.

         The Company entered into a Third Extension to First Loan Modification Agreement effective July 31, 2001. Under this agreement, Bank One agreed to forebear in exercising any remedy with respect to certain defaults under the line of credit through August 31, 2001 and agreed to extend the maturity date of the building loan until August 31, 2001.

         On August 27, 2001, Zila and Congress entered into a Loan and Security Agreement (the “Agreement”) whereby Congress would provide a $12 million revolving line of credit at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $4.8 million at July 31, 2002. The obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however any amounts due under the line of credit would be classified as current because of certain provisions required by Congress. Under the Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2002, the Company’s adjusted tangible net worth, as defined in the Agreement, was $17.1 million compared to the required amount of $16.0 million. A portion of the available funds from the new line of credit were used to pay off in full the line of credit and building loan due to Bank One, totaling approximately $6.4 million.

Long-term debt consisted of the following at July 31:	2002	2001

IDA bond payable, Series A, (1)	$3,900,000	$3,900,000

IDA bond payable, Series B, (1)	103,553	532,288

Mortgage note payable, interest at 9%, monthly payments of $2,315 with a balloon due August 31, 2001		277,821

Notes payable for equipment with interest rates between 6.34% and 12.25% with maturities through 2004	96,091	117,035

	4,099,644	4,827,144

Less current portion	489,161	747,648

Long-term portion	$3,610,483	$4,079,496

(1)	In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The Bond proceeds were held by the trustee, Bank One, Arizona until such time as invoices for building construction and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. The Bonds consist of $3.9 million Series A and $104,000 Taxable Series B, which, as of July 31, 2002, bear interest at rates of 1.75 % and 1.97%, respectively. The Bonds were marketed and sold by Banc One Capital Markets and mature in 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guaranteed the letter of credit.

         Aggregate annual maturities of long-term debt for the fiscal years ending July 31 are as follows:

2003	$489,161

2004	458,497

2005	425,784

2006	425,784

2007	425,784

2008 and thereafter	1,874,634

Total	4,099,644

Less current portion	489,161

Long-term portion	$3,610,483

9. Stock Options and Warrants

         a.     Stock Options — The Company adopted the 1997 Stock Option Award Plan, which became effective on February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors of the Company to purchase up to 1,000,000 shares of common stock. On December 7, 2000, the plan was amended to increase the authorized number of shares to 3,000,000. The options are issuable at an exercise price no less than market value at the date of grant. Options may be exercised up to ten years from the date of grant. In fiscal 2002, 2001 and 2000, the Company granted options to purchase 513,000, 354,800 and 285,000 shares of common stock, respectively, to employees. At July 31, 2002, 1,329,000 shares were available for grant under this plan.

         On September 1, 1988, the Company adopted a Stock Option Award Plan, authorizing the Board of Directors to grant options to employees and certain employee-directors of the Company to purchase up to 4,000,000 shares of common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options are issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to ten years from the date of grant. At July 31, 2002, no shares were available for grant under this plan.

         The Company adopted a Non-Employee Directors Stock Option Plan that became effective October 20, 1989, authorizing the Board of Directors to grant options of 100,000 shares to non-employee members of the Board of Directors in increments of 2,500 shares per director each year. Grants under the plan are for services provided to the Company as a director. The plan was amended December 8, 1995 to increase the authorized number of shares to 200,000. The options are issuable at an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 2002, 125,000 shares were available for grant under this plan.

         A summary of the status of the option plans as of July 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,097,943	$5.07	2,576,354	$5.07	2,306,678	$5.41

Granted	550,500	1.71	354,800	2.64	513,000	3.25

Exercised	0		(249,752)	1.19	(30,524)	4.85

Forfeited/expired	(452,025)	4.38	(583,459)	5.27	(212,800)	4.37

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at end of year	2,196,418	4.42	2,097,943	5.07	2,576,354	5.07

Options exercisable at year-end	1,496,763	5.51	1,386,321	5.94	1,877,559	5.25

         The weighted-average grant-date fair value of options granted during the years ended July 31, 2002, 2001 and 2000 was $375,000, $606,000 and $722,000, respectively

         The following table summarizes information regarding stock options outstanding as of July 31, 2002:

Options Outstanding				Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	At	Remaining	Exercise	at	Exercise
Exercise Prices	July 31, 2002	Contractual Life	Price	July 31, 2002	Price

$0.76 – 3.00	713,378	8.4	$2.00	141,720	$2.54

3.01 – 4.50	544,954	5.3	3.17	416,957	3.20

4.51 – 6.00	388,877	3.5	5.57	388,877	5.57

6.01 – 8.00	354,209	4.2	6.95	354,209	6.95

8.01 – 9.92	195,000	5.1	9.88	195,000	9.88

Total	2,196,418	5.8	4.42	1,496,763	5.51

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and the director’s stock option plan. Accordingly, no compensation cost has been recognized for stock-based employee and director compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, the Company’s net income (loss) attributable to common shareholders and income (loss) per share attributable to common shareholders for the years ended July 31, 2002, 2001 and 2000 would have been increased or reduced to the pro forma amounts indicated below, followed by the model assumptions used:

	July 31,

	2002	2001	2000

Net income (loss) attributable to common shareholders:

As reported	$(12,069,000)	$(6,390,000)	$3,344,000

Pro forma	$(12,444,000)	$(6,996,000)	$2,622,000

Net income (loss) attributable to common shareholders per basic share outstanding:

As reported	$(.27)	$(.15)	$.08

Pro forma	$(.28)	$(.16)	$.06

Net income (loss) attributable to common shareholders per diluted share outstanding:

As reported	$(.27)	$(.15)	$.08

Pro forma	$(.28)	$(.16)	$.06

Black-Scholes model assumptions:

Risk-free interest rate	2.62%	4.8%	5.3%

Expected volatility	72%	74%	78%

Expected term (in years)	7.10	9.3	8.5

Dividend yield	0%	0%	0%

         b.     Warrants — The Company has issued warrants to various investors, shareholders and other third parties in connection with services provided. If and when warrants are issued, they will be valued using a Black Scholes model and charged to expense. Warrants issued in exchange for goods or services are expensed at the fair value of the consideration received. During the years ended July 31, 2002, 2001, and 2000 warrants were issued for goods or services valued at $0, $30,000 and $30,000 respectively and are included as a component of selling, general and administrative expenses. Activity related to such warrants, which expire at various dates through September 2005, is summarized as follows:

	Number of	Warrant Price
	Shares	Per Share

Outstanding, July 31, 1999	1,107,431	$3.00-9.915

Exercised	(49,074)	3.00

Issued	10,000	4.90

Outstanding, July 31, 2000	1,068,357	$3.00-9.915

Issued	15,000	4.00-5.00

Exercised	(149,870)	3.00

Expired	(908,487)	3.00-9.915

Outstanding, July 31, 2001	25,000	$4.00-5.00

No activity

Outstanding July 31, 2002	25,000	$4.00-5.00

         The Company entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, the Company is committed to issue warrants to purchase 30,000 shares of its common stock for $4.00 per share. At July 31, 2002, $28,000 is included in accrued liabilities representing the fair value of the warrants expected to be issued.

         c.     Stock Purchase Plan — During fiscal year 2001, the Company established the Zila, Inc. Employee Stock Purchase Plan whereby the Company is authorized, as of July 31, 2001, to issue up to 2 million shares of common stock to its employees, nearly all of whom are eligible to participate. Eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of common stock. The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the common stock at the beginning or the end of the purchase term. As of July 31, 2002, 25,010 shares were sold to employees. The plan is considered non-compensatory under APB Opinion No. 25.

10. Income Taxes

         The consolidated income tax (benefit) provision consists of the following for the years ended July 31:

	2002	2001	2000

Current:

Federal	$(280,000)		$154,000

State	17,000		60,000

Total current	(263,000)		214,000

Deferred:

Federal	3,648,000	$(314,000)	1,479,000

State	569,000	(65,000)	218,000

Total deferred	4,217,000	(379,000)	1,697,000

Total consolidated income tax (benefit) provision	$3,954,000	$(379,000)	$1,911,000

         A reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

	2002	2001	2000

Federal statutory rate	(34%)	(34)%	34%

Adjustments:

State income taxes — net of federal tax effects	(5)	(1)	9

Effect of foreign tax rates		1	2

Non-deductible meal and entertainment expenses	1	1	1

Non-deductible intangible amortization	6	7	8

Non-deductible goodwill related to sale of assets			13

Increase (decrease) in valuation allowance	86	20	(29)

Effective tax rate	54%	(6%)	38%

         The components of deferred income tax assets and liabilities for the years ended July 31 are shown below:

	2002	2001	2000

Deferred income tax assets:

Net operating loss carry forwards	$8,257,000	$5,563,000	$3,767,000

Allowance for obsolete or discontinued inventory	112,000	74,000	59,000

Alternative minimum tax credit	154,000	154,000	154,000

Book basis versus tax basis differences	447,000	274,000	(12,000)

Reserve for litigation		40,000	16,000

Allowance for doubtful accounts	104,000	123,000	136,000

Accrued vacation	20,000	143,000	93,000

Deferred revenue	8,000	3,000

Severance cost		48,000	131,000

Accrued bonus			264,000

Other		165,000	171,000

Total deferred income tax assets	9,102,000	6,587,000	4,779,000

Valuation allowance	(9,102,000)	(2,370,000)	(948,000)

Net deferred income tax assets	$0	$4,217,000	$3,831,000

         Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. The Company has offset its net deferred tax assets with a valuation allowance due to a lack of earnings history.

         The Company regularly reviews its deferred tax assets and related valuation reserves in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an assessment of all available evidence, both positive and negative, to determine whether a valuation allowance is needed. During fiscal year 2000, the Company sold two of its under performing operating units that had historically created much of the annual taxable losses. The taxable gain generated by the transactions allowed the Company to utilize a large portion of previously existing net operating loss carryforwards. This evidence, resulted in the reversal of $2,912,000 in valuation allowance during the fiscal year ended July 31, 2000, because it was determined more likely than not the majority of the remaining deferred tax assets would be utilized.

         During fiscal year 2001, after consideration of available positive and negative evidence, the Company recorded $1,808,000 in deferred tax assets offset by an increase in the deferred valuation allowance of $1,422,000, which resulted in a net income tax benefit of $386,000. The increase in the valuation allowance was primarily due to the operating losses, which had occurred during the year.

         During fiscal year 2002, the Company lost $7,384,000 from continuing operations, which significantly exceeded amounts and resulted in a three-year cumulative loss position. As a result of this negative evidence, the Company determined that it was more likely than not that certain future tax benefits will not be realized. Accordingly, the valuation allowance was increased to an amount, which reduced the net deferred tax assets to $0 as of July 31, 2002. During fiscal 2002, the Company recorded a tax benefit of $280,000 related to the filing of amended federal income tax returns during the third quarter of fiscal 2002. The amended returns were filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carrybacks over five years instead of three.

         At July 31, 2002, federal net operating loss carryforwards totaled approximately $21,225,000 and expire, if not utilized, from 2007 through 2022. Net operating loss carryforwards for state income tax purposes, totaling approximately $6,788,000, must be utilized within five years of the date of their origination, and expire from 2003 through 2007.

         The comprehensive losses in fiscal years 2002, and the comprehensive income for fiscal year 2001 of $79,000 and fiscal year 2000 of $72,000, respectively, were recorded net of $0 income tax benefit or expense due to the recording of valuation allowances by the Company.

11. Convertible Preferred Stock

         On February 1, 2001, the Company issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition discussed in Note 2. The preferred stock is convertible into shares of common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. The Company paid dividends of $29,000 during 2002. Accumulated accrued dividends are $29,500 as of July 31, 2002. No dividends were paid in 2001.

12. Treasury Stock

         During the quarter ended January 31, 2000, the Company began acquiring shares of its common stock in conjunction with a stock repurchase program announced in November 1999. The program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2002, the Company had purchased 195,000 shares of common stock at an aggregate cost of $535,120.

13. Commitments and Contingencies

FDA approval of the OraTest® product

         The Company is pursuing FDA approval of a New Drug Application (“NDA”) for its OraTest® products. The initiation of the marketing of the OraTest® products in the United States is dependent upon the approval of the NDA by the FDA. During 1994, the FDA approved its application for an Investigational New Drug for OraTest®, which allows the Company to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November 1998, the FDA notified the Company that the OraTest® NDA was being given “priority review,” which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA’s Oncologic Drugs Advisory Committee (the “Committee”) met to review the OraTest® NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, the Company’s representatives engaged in a dialog with the FDA, culminating in meetings at the agency in 1999 and 2000.

         On March 3, 1999, the Company received an action letter from the FDA outlining certain deficiencies in the OraTest® NDA that prevented the FDA from approving the product at that time. The FDA’s letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, the Company contracted with ILEX™ Oncology Services, Inc. (“ILEX”), a wholly-owned subsidiary of ILEX™ Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company’s pursuit of regulatory approval for the OraTest® oral cancer detection product. In March 2000, the Company paid approximately $792,000 to ILEX as a deposit on estimated expenses related to an FDA-required Phase III clinical study associated with the Company’s ongoing efforts to obtain FDA approval of OraTest®. Current commitments under the ILEX agreement include a monthly installment payment of $76,000 plus reimbursement for out of pocket expenses as they occur during the course of the study.

         During the third quarter of 2002, the Company determined that completion of the OraTest® Phase III clinical trial will require a substantial number of additional patients and has been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Factors that affect the cost and timing of completion of these milestone dates include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

         The Company has decided to transition the clinical trial from ILEX to a new global contract research organization (“CRO”). The Company requested proposals from several of the largest, highest quality and most prominent CROs with worldwide capabilities, and received fee quotations back from each. The Company is currently in the process of finalizing its selection of the new global CRO. Each CRO agreed that the current study could be transitioned successfully without compromising any of the current study data.

         In order to support the larger number of patients needed to complete the study, the Company intends to increase the rate of funding for the study and the number of clinical sites, with the aid of a larger, more experienced CRO with access to clinical sites in high-density oral cancer regions around the world. This effort is currently underway and the Company believes that it will have sufficient funds for the clinical trial for the next fiscal year. The Company will, however, require additional financing to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003. The Company is currently considering possible financing sources such as strategic partners and are pursuing funding strategies that, if completed, would provide significant funding for the clinical trial. The Company is also considering the possible liquidation of certain Zila assets outside the Company’s areas of core competency strength as part of Zila’s new focus on core strengths and objectives. These assets could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to the Company.

Litigation

         Zila and certain of its officers were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of its securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on the Company’s financial statements.

         On December 19, 2001, Zila and Joseph Hines, its former President, reached a settlement with the Securities and Exchange Commission (the “Commission”) relating to certain public statements made by the Company in January 1999 with respect to the prospects for approval by the FDA of the OraTest® product.

         Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to the Company on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by the Company during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, the Company and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged the Company’s position that, at the time, it was represented by experienced FDA counsel who had advised the Company that its OraTest® NDA was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the Company’s public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 thereunder.

         In order to resolve the matter, the Company and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, the Company and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule. Mr. Hines is a director, but is no longer an officer of Zila.

         In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. Royalty expense to Tinnell for the years ended July 31, 2002, 2001 and 2000 was $0, $38,000 and $449,916, respectively.

         In September 2000, counsel advised the Company that its obligation to pay royalties to Tinnell under the 1980 agreement ceased as of August 25, 1998 when the patents on the invention expired. In September 2000, the Company gave notice to Tinnell that the Company would not continue paying such royalties and requested reimbursement of royalties paid since August 1998. After attempts to settle the matter failed, the Company filed suit in the Federal District Court for the District of Nevada (Zila, Inc. v. James E. Tinnell, No. CV-S-00-1344), requesting a declaratory judgment that it had no royalty obligations to Tinnell after August 1998 and judgment for the overpaid royalties.

         Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel has advised the Company that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment which have been denied. The Company currently intends to complete pretrial procedures and proceed to trial.

         The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Saw Palmetto

         The Company was obligated to process additional saw palmetto berries into oil. As of July 31, 2002, all obligations under the processing agreement have been met and there are no further obligations to purchase berries or process berries into oil. The Company’s current intention is to sell the remaining inventory of saw palmetto products in the normal course of business. However, the Company has been contacted by several companies interested in purchasing saw palmetto inventory in bulk. None of the terms discused were acceptable to the Company. While the Company has not made such a decision, if all or a substantial portion of the inventory is sold in bulk rather than in the normal course, the ultimate sales price may be substantially less than the current carrying value of the inventory.

OraTest® Inventory

         The Company has approximately $446,000 of Zila® Tolonium Chloride powder, the active ingredient in the OraTest® product, in inventory at its manufacturing facility in Phoenix, AZ. The Company intends to realize the value of this inventory through sales in the United States, once final approval for the OraTest® products is received from the FDA, and in Europe and Asia, after utilizing approximately $148,000 of OraTest® finished product located in the United Kingdom, prior to the date we expect sales in the United States. The powder inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States. Previous testing indicates that the powder product is stable and the Company expects to be able to extend the expiration dates of the entire powder inventory through the date of expected sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible to recover the value of this powder inventory.

Daleco Capital Corporation

         In June 1992, Daleco Capital Corporation formed a limited partnership known as Daleco Zila Partners II, L.P. (the “Partnership”). Zila and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000. At July 31, 2002, approximately $1,820,000 has been spent.

         The Company is committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company’s products, until such time as three times the amount of funds expended on the marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $11,000, $15,000 and $16,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Operating Leases

         The Company lease offices, warehouse facilities and certain equipment, under operating leases that expire through 2008. Future minimum lease payments under these non-cancelable leases are as follows:

2003	$398,924

2004	398,312

2005	254,184

2006	111,926

2007	68,004

2008 and beyond	34,002

Total	$1,265,352

         Rent expense for the years ended July 31, 2002, 2001 and 2000 totaled $407,000, $475,000 and $353,000, respectively.

Contingent Warrants

         In fiscal year 2002, the Company entered into a distribution agreement with WMTO, an international distributor of healthcare products, to obtain regulatory approval and to distribute the Vizilite™ and OraTest® products in certain Asian countries and in other Pacific Rim countries. Pursuant to the agreement, if WMTO meets certain purchasing milestones within defined time periods, then the Company is obligated to issue warrants to WMTO to purchase up to 600,000 shares of Zila common stock at $2.50 per share.

14. Related Party Transactions

         In fiscal 2002, the Company paid $194,829 to Douglas, Curtis and Allyn, LLC, (“Douglas”), a corporation owned by a member of the Company’s Board of Directors, Mr. Curtis Rocca. The payment was related to consulting work performed in connection with the sale of the ZDS businesses and pursuant to an engagement letter dated March 15, 2001 between Douglas and the Company. In addition, Douglas was paid an advisory retainer of $60,000 during fiscal 2002. The agreements were terminated in July 2002.

15. Employee Benefit Plan

         The Company makes available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the “Zila Plan”). Participants may contribute, through payroll deductions, up to 15% of their basic compensation not to exceed Internal Revenue Code limitations. The Company may make matching or profit sharing contributions to the Zila Plan. During 2002, 2001 and 2000, the Company contributed approximately $140,000, $150,000 and $152,000, respectively, to the Zila Plan. Prior to fiscal year 2000, eligible Oxycal employees participated in a different 401(k) defined contribution plan (the “Oxycal Plan”) whereby an employee could contribute up to a certain maximum amount each year. Effective July 1, 1999, the Oxycal Plan was merged into the Zila Plan.

16. Segment Information

         The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information": Consumer which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products; Professional which includes Peridex®, Pro-Ties™, OraTest®, and the IST line of products; and Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc. The Company evaluates performance and allocates resources to segments based on operating results. Expenses related to the manufacturing facility for Zila Tolonium Chloride and ongoing OraTest® capital expenditures and clinical study have been combined with the Corporate segment. The Dental Imaging and Dental Software businesses, sold in fiscal year 2000, are combined into the Other segment. Prior to August 1, 2000, the Consumer and Professional segment were combined and shown as the Pharmaceutical segment. The

Professional segment was removed from the Pharmaceutical segment as a result of a change in management reporting structure. Previous segment disclosures have been restated to reflect this presentation. The accounting policies of the operating segments are the same as those described in Note 1. Nature of Business Activities and Summary of Significant Accounting Policies.

The table below presents information about reported segments for each of the three years ended July 31 (in thousands):

Net revenues from
continuing
operations:	Consumer	Professional	Nutraceuticals	Corporate	Other	Total

2002	$9,603	$5,710	$19,559			$34,872

2001	10,898	4,439	15,374			30,711

2000	10,673	5,194	19,033		$1,708	36,608

Income (loss) from continuing operations before income taxes:

2002	2,181	(3,558)	2,808	(8,813)		(7,384)

2001	3,950	(3,094)	1,173	(8,677)		(6,648)

2000	4,047	(2,839)	5,848	(6,088)	4,121	5,089

Identifiable assets from continuing operations:

2002	2,820	15,945	28,958	9,638		57,361

2001	3,197	13,209	33,769	13,395		63,570

2000	3,265	9,493	32,644	18,869	478	64,749

Capital expenditures:

2002	2	56	315	246		619

2001	42	101	2,108	73		2,324

2000	195	441	4,200		125	4,961

Depreciation and amortization:

2002	72	1,316	1,235	845		3,468

2001	78	1,063	1,160	874		3,175

2000	46	896	1,021	987	145	3,095

         Revenues from customers attributed to all foreign countries from which the Company derives revenue were $6,039,000, $5,646,000, and $5,681,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

17. Quarterly Financial Data (unaudited)

         Quarterly financial information is presented in the following summary:

	2002

	Quarters Ended

	October 31	January 31	April 30	July 31

	As restated	As restated	As restated
	(Note 19)	(Note 19)	(Note 19)
Net revenues	$8,889,874	$8,826,561	$8,352,520	$8,802,815

Gross profit	5,775,295	5,619,701	5,304,600	5,708,092

Loss from continuing operations	(919,980)	(7,163,450)	(1,834,518)	(1,420,332)

(Loss) gain from discontinued operations	(7,248)	123,707	(287,712)	(500,751)

Net loss	$(927,228)	$(7,039,743)	$(2,122,230)	$(1,921,083)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.02)	$(0.16)	$(0.04)	$(0.03)

Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net loss	$(0.02)	$(0.16)	$(0.05)	$(0.04)

	2001 (as restated (Note 19)

	Quarters Ended

	October 31	January 31	April 30	July 31

Net revenues	$8,560,168	$7,774,963	$5,477,893	$8,897,737

Gross profit	5,959,684	5,131,512	3,487,529	5,858,503

Loss from continuing operations	(102,973)	(1,955,469)	(4,826,385)	622,855

Gain (loss) from discontinued operations	41,229	(6,656)	(212,989)	49,895

Net (loss) income	$(61,744)	$(1,962,125)	$(5,039,373)	$672,750

Basic and diluted net income (loss) per share:

Income (loss) from continuing operations	$(0.00)	$(0.05)	$(0.12)	$0.02

Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Net income (loss)	$(0.00)	$(0.05)	$(0.12)	$0.02

18. Subsequent Events

         Subsequent to July 31, 2002, the Company has incurred termination costs of $695,000. These costs were not incurred pursuant to a restructuring plan. Termination costs are accrued on the actual date of termination where the employee does not have significant continuing employment obligations. These costs will be recorded in the Company’s first fiscal quarter ended October 31, 2002.

19. Restatement of Financial Statements

         Subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2001 and each of the quarterly periods ended July 31, 2002, management of the Company determined that certain of its historical accounting practices were not appropriate under accounting principles generally accepted in the United States of America (“GAAP”), as discussed below.

•	Since 1992, the Company had been capitalizing deferred licensing costs related to the OraTest product, and amortizing these costs over the life the OraTest patent. The Company has determined that these costs should have expensed as incurred.

•	During December 2002, The Company issued 375,000 shares of restricted common stock with the value of $367,000 to Trylon in payment for future research and development services, which was capitalized. The Company has determined that because the shares would not be returned to the Company under any circumstance, the amount should have been recorded as research and development expense when the shares were issued.

•	In January 2001, the Company entered in a perpetual licensing agreement and recognized revenue of $483,000. The Company has determined that because of its continuing involvement in the generation of revenues under the licensing agreement, the revenue should have been deferred and recognized recorded over the expected economic life of the licensed agreement, approximately eight years.

•	The Company has determined that it had incorrectly amortized acquired purchased technology rights over the incorrect estimated useful lives.

•	During 1998 and 1999, the Company incurred severance obligations of $1,626,000 related to the termination of various employees, which were being expensed when paid. The Company has determined that because the individuals involved did not have substantive future performance obligation the costs should have been expensed when incurred.

         As a result, the accompanying financial statements for the fiscal years ended July 31, 2001 and 2000 and the quarterly periods for the year ended July 31, 2001 and the first, second and third quarters of the year ended July 31, 2002 have been restated from the amounts previously reported to correct the accounting for these transactions.

         A summary of the effects of the restatement is as follows:

For the years ended July 31,	2001		2000

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Net revenues	$31,118,971	$30,710,761	$36,608,273	$36,608,273

Selling, general and administrative	20,196,611	19,989,598	21,630,166	21,025,613

Research and development	3,036,896	3,036,896	1,628,580	1,629,609

Depreciation and amortization	3,256,331	3,174,566	3,177,722	3,094,790

Interest income	190,018	181,669

Net income (loss) from continuing operations before income taxes	(6,520,303)	(6,648,084)	4,402,091	5,088,546

For the years ended July 31,	2001		2000

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Income tax (expense) benefit	335,000	386,112	(1,745,605)	(2,020,187)

Net loss from continuing operations	(6,185,303)	(6,261,972)	2,656,486	3,068,359

Net income (loss)	$(6,313,823)	$(6,390,492)	$2,932,027	$3,343,900

Basic and diluted net income (loss) per common share:

Income (loss) from continuing operations	$(0.15)	$(0.15)	$0.06	$0.07

Income (loss) from discontinued operations	(0.00)	(0.00)	0.01	0.01

Net income (loss)	$(0.15)	$(0.15)	$0.07	$0.08

         A summary of the effects of the restatement on Zila’s Consolidated Balance Sheets at July 31 is as follows:

	2001		2000

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Trade receivables	$6,771,668	$6,663,319	$6,124,176	$6,124,176

Purchased technology rights-net	5,164,535	4,946,261	5,600,975	5,424,941

Trademarks and other intangible assets	12,721,567	11,684,830	12,423,632	11,262,890

Other assets	3,837,970	4,246,715	6,138,525	6,804,369

Accrued liabilities	2,317,317	2,437,107	2,620,882	2,947,685

Accumulated deficit	23,331,499	24,405,904	17,017,675	18,015,411

Total assets	76,557,129	75,602,514	77,711,459	77,040,526

Total shareholders’ equity	56,720,605	55,646,200	62,111,838	61,114,103

         A summary of the effects of the restatement on Zila’s Quarterly financial information is as follows:

	Quarter ended October 31, 2001		Quarter ended January 31, 2002

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Net revenues	$8,889,874	$8,889,874	$8,764,062	$8,826,561

Gross profit	5,775,295	5,775,295	5,710,514	5,619,701

Loss from continuing operations	(998,616)	(919,980)	(6,097,555)	(7,163,450)

(Loss) gain from discontinued operations	(7,248)	(7,248)	123,707	123,707

Net loss	$(991,368)	$(927,228)	$(5,973,848)	$(7,039,743)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.02)	$(0.02)	$(0.13)	$(0.16)

Loss from discontinued operations	0.00	(0.00)	0.00	0.00

Net loss	$(0.02)	$(0.02)	$(0.13)	$(0.16)

         In addition accumulated deficit as of August 1, 1999 was increased by $1,409,609.

	Quarter ended April 30, 2002

	(As Previously
	Reported)	(As Restated)

Loss from continuing operations	$(1,952,467)	$(1,834,518)

(Loss) from discontinued operations	(287,712)	(287,712)

Net loss	$(2,240,179)	$(2,122,230)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.04)	$(0.04)

Loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.05)	$(0.05)

	Quarter ended October 31, 2000		Quarter ended January 31, 2001

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Net revenues	$8,560,168	$8,560,168	$8,183,173	$7,774,963

Gross profit	5,959,684	5,959,684	5,539,723	5,131,512

Loss from continuing operations	(203,784)	(102,973)	(1,619,775)	(1,955,469)

Gain (loss) from discontinued operations	41,229	41,229	(6,656)	(6,656)

Net loss	$(162,555)	$(61,744)	$(1,626,431)	$(1,962,125)

Basic and diluted net loss per share:

Loss from continuing operations	$(0.00)	$(0.00)	$(0.04)	$(0.05)

Loss from discontinued operations	0.00	0.00	0.00	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.04)	$(0.05)

	Quarter ended April 30, 2001		Quarter ended July 31, 2001

	(As Previously		(As Previously
	Reported)	(As Restated)	Reported)	(As Restated)

Income (loss) from continuing operations	$(4,879,970)	$(4,826,385)	$518,227	$622,855

Income (loss) from discontinued operations	(212,989)	(212,989)	49,895	49,895

Net income (loss)	$(5,092,959)	$(5,039,373)	$568,122	$672,750

Basic and diluted net income (loss) per share:

Income (loss) from continuing operations	$(0.12)	$(0.12)	$0.01	$0.02

Income (loss) from discontinued operations	(0.00)	(0.00)	0.00	0.00

Net income (loss)	$(0.12)	$(0.12)	$0.01	$0.02

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	Of Period	Expenses	Deductions	Other*	Period

Allowance for doubtful accounts receivable:

July 31, 2000	378,811	218,142	137,413	214,110	245,430

July 31, 2001	245,430	245,579	222,438		268,571

July 31, 2002	268,571	95,882	231,834		132,619

Inventory reserve:

July 31, 2000	148,613	40,840	7,800	148,613	33,040

July 31, 2001	33,040	133,771	87,608		79,203

July 31, 2002	79,203	466,085	252,563		292,725

Deferred tax valuation allowance:

July 31, 2000	3,860,000		2,912,000		948,000

July 31, 2001	948,000	1,422,000			2,370,000

July 31, 2002	2,370,000	9,247,000	2,515,000		9,102,000

*	Represent amounts from PracticeWorks and Cygnus both of which were sold in FY 2000.

Exhibit Index

Exhibit
Number	Description	Method of Filing

3-A	Certificate of Incorporation, as amended	A

3-B	Amended and Restated Bylaws (as amended through September 26, 2002)	*

3-C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C

3-D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	L

4-A	Specimen Stock Certificate	A

10-A	Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A

10-B	Stock Option Award Plan (as amended through April 10, 1991)	B

10-C	Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)	B

10-L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A

10-M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A

10-N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E

10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA	H

10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA	H

10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H

10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA	H

10-S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA	I

10-T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA	J

10-U	1997 Stock Option Award Plan (as amended through September 13, 2001)	G

10-V	Employee Stock Purchase Plan	F

10-W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc.	K

10-X	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc.	M

10-Y	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	M

10-Z	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	N

10-Aa	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones	N

10-Ab	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc.	N

10-Ac	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A. Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc.	N

21	Subsidiaries of Registrant	D

23	Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)	O

24-A	Power of Attorney of Bradley C. Anderson	O

Exhibit
Number	Description	Method of Filing

24-B	Power of Attorney of Douglas D. Burkett	*

24-C	Power of Attorney of H. Richard Grisham	*

24-D	Power of Attorney of Joseph Hines	*

24-E	Power of Attorney of Christopher D. Johnson	*

24-F	Power of Attorney of Michael S. Lesser	*

24-G	Power of Attorney of Curtis M. Rocca	*

24-H	Power of Attorney of Carl A. Schroeder	*

24-I	Power of Attorney of Kevin J. Tourek	*

99.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	*

99.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	*

*	Filed herewith
A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended

C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997

D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998

E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000

F	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54958 dated February 5, 2001

G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

I	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2001

J	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2001

K	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001

L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001.

M	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

N	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2002

O	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 located on signature page