Form 10-K/A
period 2002-07-31
ZILA INC
filed 2002-11-29
CIK 827156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 _______________

                                   FORM 10-K/A
                                (Amendment No. 1)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At September 30, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $ 54,371,000.

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

     At September 30, 2002, the number of shares of common stock outstanding was 45,485,260.
================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART III                                                                      3
         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          3
         Item 11. EXECUTIVE COMPENSATION                                      6
         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                 11
         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             12

PART IV
         Item 15. EXHIBITS AND REPORTS ON FORM 8- K                          13

SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended July 31, 2002 reflects the addition of the information required by Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on November 13, 2002 has been revised or amended.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding the names, ages, positions with us, and business experience of each of our directors is set forth in the table below. Each director has served continuously with us since his first election as indicated below.

                                                                                      Director
                  Name                   Age                Position(s)                 Since
                  ----                   ---                -----------                -------
    Douglas D. Burkett, Ph.D.            39     Chairman of the Board, President        2002
                                                and Chief Executive Officer
    Joseph Hines(1)                      74     Director                                1983
    Carl A. Schroeder (2) (3)            73     Director                                1984
    Michael S. Lesser (3)                60     Director                                1995
    Curtis M. Rocca III                  40     Director                                1997
    Christopher D. Johnson (2)           50     Director                                1999
    Kevin J. Tourek (3)                  44     Director                                1999
    H. Richard Grisham (2)               57     Director                                2001



(1) Previously President and Chief Executive Officer until June 6, 2002 and Chairman of the Board until September 26, 2002

(2)  Member of the Audit Committee

(3)  Member of the Compensation Committee

                                    DIRECTORS

Douglas D. Burkett, Ph.D.     Dr. Burkett has served as our President and Chief
                              Executive Officer since June 2002 and Chairman since September 2002. From May to June 2002 he was
                              Vice President and General Manager-Pharmaceutical and Business Development. From September 2000 to
                              May 2002 he was Vice President and General Manager
                              - Zila Technical Operations. From August 1995 to
                              September 2000 he held a variety of positions with us. These positions included serving as Vice
                              President of our Innovative Swab Technologies subsidiary from February 2001 to June 2002; as Vice President and General Manager-BioTech from
                              August 1997 to September 2000; as Director of
                              Research, Development and Manufacturing from
                              August 1996 to August 1997; and as
                              Manager-Research and Development from August 1995 to August 1996. At various points during his tenure with us he has had responsibility for the development of the manufacturing facility and the refining and production of Zila Tolonium Chloride, the active ingredient in Zila's OraTest(R) oral cancer detection product. The U.S. Patent Office granted Dr. Burkett three patents (which were assigned to us) relating to the process of manufacturing a pharmaceutical grade of Tolonium
                              Chloride. Prior to joining Zila, Dr. Burkett was a research associate from May 1994 to August 1995 with the Cancer Research Institute at Arizona
                              State University where he collaborated with the National Cancer Institute in developing efficient techniques to prepare supplies of new cancer treatment drugs for clinical trials. Dr. Burkett received a B.S. in Chemistry from Missouri Western
                              State College in 1987 and a Ph.D. in Organic
                              Chemistry from Arizona State University in 1994.

Joseph Hines                  Mr. Hines served as our President and Chief
(former officer)              Executive Officer from 1983 until June 2002 and as
                              our Chairman from 1983 until September 2002. From
                              1976 until 1983, Mr. Hines owned and operated
                              Desert Valley Companies, Inc., a management consulting firm headquartered in Phoenix, Arizona.
                              From 1966 until 1976, Mr. Hines served as Chief
                              Executive Officer of several subsidiaries of Dart
                              Industries, formerly Rexall Drug and Chemical
                              Company. In December 2001, we and Mr. Hines reached a settlement with the SEC relating to certain public statements made by us in January
                              1999 with respect to the prospects for approval by the FDA of the OraTest(R) Product. In order to resolve the matter, and without admitting or denying the Commission's findings, we and Mr.
                              Hines consented to the entry of an Order
                              Instituting Public Proceedings pursuant to Section
                              21C of the Act and the issuance of a
                              Cease-and-Desist Order prohibiting future violations of Section 10(b) of the Securities
                              Exchange Act of 1934 and Rule 10b-5 thereunder.

Carl A. Schroeder             Mr. Schroeder is retired. From September 1991 to
                              August 1996, Mr. Schroeder was the President of
                              Dixon Capital Corp. Between 1982 and September
                              1991, Mr. Schroeder was a private business consultant. Mr. Schroeder was also a principal in certain mining, drilling and farming operations from 1987 to 1992. From 1977 to 1982, he served as Chief Financial Officer with a high technology division of the MEAD Corporation. Mr. Schroeder received an engineering degree from MIT and an MBA degree from Harvard Business School.

Michael S. Lesser             Mr. Lesser is the president of Dental Concepts
                              LLC. From 1994 to January 1999, Mr. Lesser was president of T.V. Direct, Inc. Mr. Lesser also was the founder of Lesser & Roffe Company, a business development consulting company. Prior to founding
                              Lesser & Roffe Company, Mr. Lesser served as
                              President of Ogilvy & Mather Co., Inc. from 1989 to 1990, as Chairman and Chief Executive Officer of Lowe Marschalk Co., Inc. (a subsidiary of
                              Interpublic) from 1980 to 1989, and as Executive
                              Vice President and General Manager of Norcliff
                              Thayer, Inc. (a subsidiary of Revlon) from 1973 to
                              1979.

Curtis M. Rocca III           Mr. Rocca is the Chief Executive Officer of
                              Douglas, Curtis & Allyn LLC, a business advisory firm. From March 1998 to May 2001 Mr. Rocca was the Chief Executive Officer and Director of Dental
                              Partners, Inc., a privately held dental practice consulting and management company. Mr. Rocca was President of the Zila Professional Products Group, having held this position following Zila's acquisition of Bio-Dental Technologies Corporation in January 1997. Prior to the firm's acquisition by Zila, Mr. Rocca served as President, CEO and
                              Chairman of Bio-Dental Technologies Corporation.
                              Mr. Rocca holds a B.A. in Economics from the University of California at Davis, where he graduated with honors. Mr. Rocca currently serves as a director of Schick Technologies, Inc., located in Long Island City, New York.

Christopher D. Johnson        Since 1995, Mr. Johnson has been a corporate
                              finance partner with Squire, Sanders & Dempsey,
                              LLP, a law firm with over 750 attorneys and offices in ten major U.S. cities, eight European capitals, Beijing, Taipei and Hong Kong. Mr.
                              Johnson served on the firm's five-member
                              Management Committee from 1997 to 2001. From 1994 to 1995, he was a partner with the firm of Meyer, Hendricks, Victor, Osborn & Maledon, in Phoenix,
                              Arizona and before that he was a partner with the firm of Streich Lang, also in Phoenix, Arizona.
                              Mr. Johnson received a B.A. from Princeton
                              University and a J.D. from the University of Virginia. During fiscal 2002 Mr. Johnson's firm performed limited legal services for us.

Kevin J. Tourek               Mr. Tourek is Senior Vice President of Legal and
                              Human Resources for National Airlines, Inc., based in Las Vegas, Nevada. National Airlines filed for bankruptcy protection under Chapter 11 in December
                              2000. It is currently operating under such protection. From 1987 to August 1998, Mr. Tourek was a partner with the law firm of Streich Lang in Phoenix, Arizona where his practice focused mainly on corporate, securities and finance matters. Mr.
                              Tourek received his B.A. from Michigan State
                              University and a J.D. from the Ohio State
                              University College of Law.

H. Richard Grisham            Mr. Grisham is retired. From January 1999 until
                              his retirement in December 1999 Mr. Grisham was Executive Vice President and Managing Director -
                              Health Care for Johnson Research and Capital. From
                              January 1997 to January 1999, he was the Chief
                              Operating Officer and Vice President - Commercial
                              Business for United Healthcare of the Midwest -
                              HMO, one of the primary operating businesses of United Health Group. From June 1995 to June 1996, he was the President and Chief Operating Officer of Unity Health System, a health care system comprised of several acute care hospitals in St.
                              Louis, Missouri. From September 1981 to May 1995,
                              Mr. Grisham was the President and Chief Executive
                              Officer of St. Anthony's Medical Center, an acute care facility in St. Louis. Mr. Grisham received a B.S. in Pharmacy from the University of Oklahoma
                              College of Pharmacy and a M.H.A. (Masters in Health Administration) from the Washington
                              University School of Medicine.

                               EXECUTIVE OFFICERS

                              Information regarding the names, ages, positions with the Company, and business experience of the Company's Executive Officers is set forth below.

Bradley C. Anderson           Mr. Anderson, age 41, joined us as Vice President
                              and Treasurer in November 1996 and was named Chief
                              Financial Officer in January 1998. Prior to joining the Company, from 1985 to 1996, Mr.
                              Anderson was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager, in which capacity Mr. Anderson provided auditing, planning, and other assistance and consulting to numerous privately and publicly held companies, including the Company. Mr. Anderson received his B.S. in Accountancy from Brigham Young University. Mr.
                              Anderson is a Certified Public Accountant.

Janice L. Backus              Ms. Backus, age 53, retired as Secretary and Vice
(former officer)              President effective October 11, 2002. She served
                              as our Secretary since April 1989 and in 1993 was named a Vice President of the Company. From 1983 until April 1989, Ms. Backus served as Assistant
                              Secretary of the Company. Ms. Backus has also served as the Assistant to the President since
                              1983. Prior to joining the Company, Ms. Backus held administrative and secretarial positions with the American Heart Association, Arizona Division,
                              BX International and Century Capital Corporation.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotation System. Officers, directors and greater than 10% stockholders are required by Exchange Act regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms were required for such persons, we believe that during the fiscal year ended July 31, 2002 its officers, directors, and greater than 10% beneficial owners have complied with all filing requirements applicable to them.

Item 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The table below sets forth annual and long-term compensation for services in all capacities to us for the fiscal years ended July 31, 2002, 2001, and 2000 of the persons who were, at July 31, 2002: (i) the Chief Executive Officer and
(ii) our other executive officers (the "Named Officers") whose total annual salary and bonus exceeded $100,000.

                                                                                     Long-Term          All Other
                                                 Annual Compensation                Compensation    Compensation(1)
                                                 -------------------                ------------    ---------------
                                                                                     Securities
Name and Principal            Fiscal                             Other Annual        Underlying
Position                       Year    Salary ($)     Bonus ($)  Compensation(3)     Options(2)
--------                       ----    ----------     ---------  ---------------     ----------
Douglas D. Burkett,             2002     $180,506       $54,455       -              215,000                -
Ph.D.(4)
President, Chairman,
Chief Executive Officer
and Director

Bradley C. Anderson             2002     $195,060       $19,622       -               25,000              $7,932
Vice President and Chief        2001      184,080        18,876       -               25,000               7,001
Financial Officer               2000      163,857        10,725       -               30,000               5,582

Joseph Hines(5)                 2002     $276,552       $20,625       -               25,000              $9,768
Director, Former                2001      262,000        26,681       -               40,000               8,224
President, Chief                2000      231,858        10,000       -               90,000               6,760
Executive Officer and
Chairman of the Board

Janice L. Backus(6)             2002     $156,088       $15,274       -               25,000              $6,360
Former Vice President and       2001      147,096        14,694       -               25,000               5,031
Secretary                       2000      134,231         8,700       -               30,000               5,339

-----------------

(1)  Represents Company 401(k) plan-matching contributions.

(2) The exercise price of all stock options granted were at least equal to the fair market values of the Company's Common Stock on the date of grant.

(3) If no amount is indicated, the amount of perquisites and other personal benefits, securities or property given to each named executive officer valued on the basis of aggregate incremental cost to the Company, was less than the lower of $50,000 or 10% of the total of annual salary and bonus for that executive officer during each of those years.

(4) Dr. Burkett was appointed President and Chief Executive Officer of the Company on June 6, 2002 and Chairman on September 26, 2002. Dr. Burkett was not an Executive Officer during fiscal years ended 2001 or 2000 and accordingly compensation information is provided only for the full fiscal year ended July 31, 2002.

(5) Mr. Hines resigned as President and Chief Executive Officer on June 6, 2002 and as Chairman on September 26, 2002. We entered into a severance agreement with Mr. Hines effective October 11, 2002, further described in "Employment Contracts and Severance Agreements."

(6) Ms. Backus resigned as Vice President and Secretary effective October 11, 2002. We entered into a severance agreement with Ms. Backus effective October 11, 2002, further described in "Employment Contracts and Severance Agreement".

                               STOCK OPTION GRANTS

     The following Named Officers were granted stock options under the Company's Stock Option Award Plan during the fiscal year ended July 31, 2002.

                       OPTION GRANTS IN LAST FISCAL YEAR

                           Individual Grants
                           -----------------
                              Number of      % of Total                                    Potential Realizable Value
                              Securities       Options                                     at Assumed Annual Rates of
                              Underlying      Granted to        Exercise                         of Stock Price
                                Option       Employees in        Price         Expiration       Appreciation for
Name                        Granted(1)(#)    Fiscal Year      (per share)(2)      Date           Option Term(3)
----                        -------------    ------------     --------------   ----------  ---------------------------
                                                                                                  5%       10%
                                                                                                  --       ---
Douglas D. Burkett,             15,000                            $2.37        12/14/2011       $22,357        $56,658
Ph.D.                          200,000          41.9%             $0.76         7/24/2012       $95,592       $242,249

Joseph Hines                    35,000           6.8%             $2.37        12/14/2011       $52,167       $132,201

Bradley C. Anderson             25,000           4.9%             $2.37        12/14/2011       $37,262        $94,429

Janice L. Backus                25,000           4.9%             $2.37        12/14/2011       $37,262        $94,429

(1) All options granted, except for the 200,000 options granted to Dr. Burkett, vest annually over a three-year period in equal one-third increments and vesting commences on the first anniversary date following the date of grant. Dr. Burkett's 200,000 options vest one-third upon grant and the balance in two equal installments on the first and second anniversaries of the date of grant. All of the above options were granted on December 14, 2001, except for Dr. Burkett's 200,000 stock options, which were granted effective July 24, 2002.

(2) All options were granted at the fair market value (the mean of the final closing bid and asked prices of the Common Stock on the NASDAQ) on the date of grant. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(3) The potential realizable value is calculated based on the ten-year term of the option at the time of its grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually over the term of the option. These numbers are calculated based upon rules promulgated by the SEC and do not represent the Company's estimated or projection of the future value of the Common Stock. Potential gains are reported net of the option exercise price, but before taxes associated with the exercise. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions, as well as the option holder's continued employment. The amounts reflected in the table may not necessarily be achieved.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        OPTION VALUE AS OF JULY 31, 2002


     The following table sets forth information with respect to the exercise of stock options pursuant to the Company's Stock Option Award Plan during the fiscal year ended July 31, 2002 by the Named Officers.

                                                     Number of Securities Underlying            Value of Unexercised
                                                               Unexercised                          In-the-Money
                                                                Options at                           Options at
                                                           Fiscal Year-End (#)                  Fiscal Year End ($)
                                                     -------------------------------            --------------------
                     Shares
                  Acquired on          Value
Name              Exercise(#)     Realized ($)(1)     Exercisable(2)    Unexercisable    Exercisable(3)   Unexercisable(3)
----              -----------     ---------------     --------------    -------------    --------------   ----------------
Douglas D.             -                 -              140,553            179,999           $4,000            $8,000
Burkett, Ph.D.

Bradley C.             -                 -              233,334            51,666             -0-                -0-
Anderson

Joseph Hines           -                 -              235,603            91,666             -0-                -0-

Janice L.              -                 -              169,186            51,666             -0-                -0-
Backus

-----------------
(1) Represents the market value of the underlying securities on the date of exercise, minus the exercise price of the options.

(2) Options are considered to be exercisable if they could be exercised on or before July 31, 2002.

(3) Represents the difference between the bid and ask closing prices ($0.82) of the Company's Common Stock on July 31, 2002 and the exercise price of the options.

                            COMPENSATION OF DIRECTORS

     Effective for the current fiscal year, non-employee members of the Company's Board of Directors receive compensation in the amount of $10,000 per year and $2,000 per meeting of the Board that they attend in person and $1,000 for each meeting that they attend by telephone. Directors receive $1,000 per meeting for any committee meeting that they attend. Additionally, the director serving as committee chair of the Audit Committee receives an annual fee of $5,000 and the director serving as chair of the Compensation Committee receives an annual fee of $2,500. Previously, during the fiscal year ended July 31, 2002 non-employee members of the Company's Board of Directors received compensation in the amount of $1,500 per meeting of the Board of Directors attended by such Director in person, and $500 per meeting of the Board of Directors attended by such Director by telephone. Directors received $750 per meeting of any of the Committees of the Board that they attended in person and $500 per meeting that they attended by telephone. In 1989, the Board of Directors adopted and the stockholders approved the Company's Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Board of Directors has approved an amendment to the Director's Plan, subject to stockholder approval. Under the terms of the Directors Plan, as proposed to be amended, immediately exercisable options to purchase 20,000 shares of Common Stock are granted to each non-employee member of the Board of Directors upon election to the Board of Directors and annually on the third trading day following the day the Company publicly announces its year-end financial results for the immediately preceding fiscal year; provided, however, that options may not be granted to any non-employee director who, during the fiscal year immediately preceding the grant date, attended less than 75% of the Board meetings and committee meetings (if he is a member of such committee) held while he was a member of the Board of Directors. As proposed to be amended, the options will vest quarterly over a one-year period. The per share price at which the options may be exercised is the average of the closing bid and asked prices of the Common Stock on the date of grant. The term of each option granted under the Directors Plan is five years from the date of grant. The Board may from time to time amend the Directors Plan in whole or in part in such respects as the Board may deem advisable, subject to approval by the shareholders, or may terminate the Directors Plan.

     On August 9, 2002 and September 21, 2001, each non-employee director serving on the Board was granted an option to purchase 5,000 and 2,500 shares, respectively, of Common Stock at a per share exercise price of $1.12 and $1.865, respectively. As of September 26, 2002, options to purchase 92,089 shares of Common Stock granted under the Directors Plan have been exercised.

                  EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

     During the first quarter of fiscal 2003, we entered into an employment agreement with Douglas D. Burkett, Ph.D. pursuant to which Dr. Burkett is employed as President and Chief Executive Officer of the Company. The agreement is effective as of July 24, 2002 and terminates January 24, 2004, but may be automatically renewed for successive six-month terms unless terminated by either party upon thirty days notice. The agreement provides for an initial base salary of $250,000, which is subject to periodic review by the Board or the Compensation Committee to determine whether to increase such amount. We paid Dr. Burkett a bonus of $35,000 in connection with the execution of the agreement. He is also eligible for a performance bonus of up to 35% of his annual base salary as determined by the Board or the Compensation Committee at the end of each fiscal year. Dr. Burkett is eligible to participate in any applicable Company bonus plan or program or stock option plan or program. We granted him options to purchase 200,000 shares of stock on the effective date at an exercise price of $.76 per share and will grant him options to purchase 100,000 shares of stock on the first anniversary of the effective date at an exercise price equal to the mean of the closing bid and ask prices of the common stock on such date. Such options will vest one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant. In addition to his cash compensation, Dr. Burkett will also receive an automobile allowance of $950 per month, reimbursement of certain tax and estate planning expenses and other benefits, including those generally provided to our other employees.

     We entered into a Severance Agreement with Joseph Hines dated as of October 11, 2002 in connection with his earlier resignation as Chairman of the Board and Chief Executive Officer and pursuant to which his employment with the Company Terminated effective October 11, 2002. Under the Agreement, we will pay Mr. Hines a severance payment of $177,375, payable on a semi-monthly basis through July 31, 2003. We will also pay for Mr. Hines' COBRA payments and provide funding for off-site office space for six months.

     We entered into a Severance Agreement with Janice Backus dated as of October 11, 2002 in connection with her resignation as an employee and officer of the Company. Under the Agreement, we will pay Ms. Backus a severance payment equal to her continued salary until December 31, 2003 ($170,172), payable on a semi-monthly basis in accordance with our standard payroll practices. We will also pay for Ms. Backus' COBRA benefits through December 31, 2003.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of the Board of Directors consists of Carl A. Schroeder, Michael S. Lesser, and Kevin J. Tourek. No member of the compensation committee is our employee. There are no compensation committee interlocks (i.e. no executive officer of ours serves as a member of the board of directors or the compensation committee of another entity which has an executive officer serving on our board of directors or the compensation committee).

                          STOCK PRICE PERFORMANCE GRAPH

     The graph below compares the cumulative total return of the Company's Common Stock with the NASDAQ stock market index (U.S. companies) and the NASDAQ pharmaceutical index from July 31, 1997 to July 31, 2002.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            AMONG ZILA, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX,
                      AND THE NASDAQ PHARMACEUTICAL INDEX


                                                    Cumulative Total Return
                             ------------------------------------------------------------------------
                                   7/97        7/98         7/99        7/00        7/01        7/02
ZILA, INC.                       100.00       85.47        46.58       52.99       34.60       10.94
NASDAQ STOCK MARKET (U.S.)       100.00      117.68       168.18      239.52      128.56       84.94
NASDAQ PHARMACEUTICAL            100.00      100.27       156.57      297.80      248.18      159.83

*$100 Invested on 7/31/97 in stock or index-including reinvestment of dividends.
 Fiscal year ending July 31.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of September 30, 2002, the number and percentage of outstanding shares of Common Stock beneficially owned by (a) each person known by us to beneficially own more than 5% of such stock, (b) each director of the Company, (c) each of the Named Officers, (d) each nominee for Director, and (e) all our directors, executive officers and nominee as a group. The address of each stockholder listed below is c/o Zila, Inc., 5227 North 7th Street, Phoenix, Arizona 85014-2800.

Name and Address of              Shares Beneficially       Percent of
Beneficial Owner                       Owned              Common Stock
-------------------              -------------------      ------------
Joseph Hines                        1,262,355(1)              2.8%
Douglas D. Burkett, Ph.D.             150,553(2)               *
Janice L. Backus                      280,067(3)               *
Bradley C. Anderson                   238,694(4)               *
Carl Schroeder                         37,500(5)               *
Michael S. Lesser                      26,000(5)               *
Curtis M. Rocca III                    64,074(6)               *
Christopher D. Johnson                 15,000(7)               *
Kevin J. Tourek                        15,500(7)               *
H. Richard Grisham                    130,000(8)               *

All officers and directors             2,219,743              4.9%
as a group (10 persons)(9)

--------------------------
*    Represents less than 1%.

(1) Includes 235,603 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(2) Includes 140,553 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(3) Includes 169,186 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(4) Includes 233,334 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(5) Includes 20,000 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(6) Includes 17,500 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(7) Includes 15,000 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(8) Includes 5,000 shares of Common Stock which are subject to unexercised options that were exercisable on September 30, 2002 or within 60 days thereafter.

(9)  Includes the shares of Common Stock subject to the options described above.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes options, warrants and securities available for issuance under the Company's equity compensation plans as of July 31, 2002.

                                                                                            NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                  NUMBER OF SECURITIES                                       FOR ISSUANCE UNDER
                                    TO BE ISSUED UPON            WEIGHTED-AVERAGE            EQUITY COMPENSATION
                                       EXERCISE OF               EXERCISE PRICE OF            PLANS (EXCLUDING
                                  OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         SECURITIES REFLECTED
        PLAN CATEGORY              WARRANTS AND RIGHTS          WARRANTS AND RIGHTS            IN COLUMN (a)
                                           (a)                          (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans               2,196,000                      $4.42                    3,428,990 (2)
approved by security holder
(1)
Equity compensation plans                25,000                        $4.36                         --
not approved by security              _____________
holders (3)
Total                                   2,221,000

     (1) Includes the 1997 Stock Option Award Plan, the 1988 Stock Option Award Plan, the Non-Employee Directors Stock Option Plan, and the Zila, Inc. Employee Stock Purchase Plan

     (2) Includes 1,974,990 shares issuable under the Zila, Inc. Employee Stock Purchase Plan.

     (3) In March 2000, we issued a warrant to purchase 10,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of an engagement agreement, and the exercise price is $4.906 per share. In December 2000, we issued a warrant to purchase 15,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of a consulting agreement and 7,500 of the shares underlying the warrant have an exercise price of $4.00 per share and 7,500 of the shares have an exercise price of $5.00 per share.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              RELATED TRANSACTIONS

     In fiscal 2002, we paid $194,829 to Douglas, Curtis and Allyn, LLC ("Douglas"), a limited liability company owned by a member of our Board of Directors, Mr. Curtis Rocca. The payment was related to consulting work performed in connection with the sale of the Zila Dental Supply businesses and pursuant to an engagement letter, dated March 15, 2001, between Douglas and us. In addition, Douglas was paid an advisory retainer of $60,000 during fiscal 2002. The arrangements were terminated in July 2002.

     In fiscal 2002, we paid legal fees and expenses totaling $38,000 to Squire, Sanders & Dempsey LLP, of which a member of our Board of Directors, Christopher
D. Johnson, is a partner.

     As of July 31, 2002, Douglas D. Burkett, Ph.D., our current President, Chief Executive Officer and Chairman, owed the Company $19,038 consisting of a loan and an advance. The loan and the advance predated the enactment of the Sarbanes-Oxley Act on July 30, 2002. Approximately $11,300 (all of which was in the form of an advance) was repaid in August 2003. The remaining loan amount, which bears interest at an annual rate of 6%, will be paid in full by January 31, 2003 through regular payroll deductions. There have been no changes to the terms of the loan.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                            Method of Filing
                                                                                                            ----------------
         (a) Financial Statements
               (1) Report of Deloitte & Touche LLP                                                                  **
               (2) Consolidated Financial Statements and Notes thereto of the Company   including                   **
                  Consolidated Balance Sheets as of July 31, 2002 and 2001 and related
                  Consolidated Statements of Operations, Comprehensive Income (Loss),
                  Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended July 31, 2002
               (3)Financial Statement Schedule Schedule II Valuation and Qualifying Accounts                        **
         (b)Reports on Form 8-K for the quarter ended July 31, 2002.

         During the quarter ended July 31, 2002, we filed a Current Report on Form 8-K dated June 18, 2002 containing information pursuant to Item 2 ("Acquisition or Disposition of Assets") announcing the restructure and finalization of the sale of the Zila Dental Supply mail order operations (assets and liabilities) to PracticeWares, Inc. of Sacramento, CA.

         (c)      Exhibits.

     Exhibit
      Number                                                Description                                            Method of Filing
     --------                                               -----------                                            ----------------
       3-A      Certificate of Incorporation, as amended                                                                    A
       3-B      Amended and Restated Bylaws (as amended through September 26, 2002) *
       3-C      Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock                 C
       3-D      Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock                 L
       4-A      Specimen Stock Certificate                                                                                  A
      10-A      Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One,
                Arizona                                                                                                     A
      10-B      Stock Option Award Plan (as amended through April 10, 1991)                                                 B
      10-C      Non-Employee Directors Stock Option Plan (as amended through April 10, 1991)                                B
      10-L      Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., Cygnus Imaging, Inc. and
                Procare Laboratories, Inc                                                                                   A
      10-M      Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc                        A
      10-N      Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental
                Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation                                        E
      10-O      Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One,
                Arizona, NA                                                                                                 H
      10-P      First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA             H
      10-Q      Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC                H

     Exhibit
      Number                                                Description                                            Method of Filing
     --------                                               -----------                                            ----------------
      10-R      Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc.
                and Bank One Arizona, NA                                                                                    H
      10-S      Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila,
                Inc. and Bank One Arizona, NA                                                                               I
      10-T      Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila,
                Inc. and Bank One Arizona, NA                                                                               J
      10-U      1997 Stock Option Award Plan (as amended through September 13, 2001)                                        G
      10-V      Employee Stock Purchase Plan                                                                                F
      10-W      Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal
                Corporation, Inc                                                                                            K
      10-X      Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky,
                Inc. and Henry Schein, Inc.                                                                                 M
      10-Y      Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among
                Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc.                                          M
      10-Z      First Amendment to Engagement Letter dated as
                of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC                                         N
      10-Aa     Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental
                of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones                         N
      10-Ab     First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002
                between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc                                   N
      10-Ac     Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A.
                Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc                                                N
      10-Ad     Employment Agreement dated effective as of July 24, 2002 by and between Zila, Inc. and Douglas D.
                Burkett, Ph.D.                                                                                              *
      10-Ae     Severance Agreement dated as of October 11, 2002 by and between Zila, Inc. and Joseph and Nancy
                Hines                                                                                                       *
      10-Af     Severance Agreement dated as of October 11, 2002 by and between Zila, Inc. and Janice Backus                *

      21        Subsidiaries of Registrant                                                                                  D
      23        Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)                  **

      24-A      Power of Attorney of Bradley C. Anderson                                                                    **
      24-B      Power of Attorney of Douglas D. Burkett                                                                     **
      24-C      Power of Attorney of H. Richard Grisham                                                                     **
      24-D      Power of Attorney of Joseph Hines                                                                           **
      24-E      Power of Attorney of Christopher D. Johnson                                                                 **
      24-F      Power of Attorney of Michael S. Lesser                                                                      **
      24-G      Power of Attorney of Curtis M. Rocca                                                                        **
      24-H      Power of Attorney of Carl A. Schroeder                                                                      **
      24-I      Power of Attorney of Kevin J. Tourek                                                                        **
      99.1      Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer                                     **
      99.2      Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer                                     **
      99.3      Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer                                     *
      99.4      Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer                                     *

*        Filed herewith
**       Filed with the Company's Annual Report on Form 10-K for fiscal year ended July 31,
               2002, filed on November 13, 2002.

A            Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1999
B            Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
             January 31, 1996, as amended
C            Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1997
D            Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1998
E            Incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 2000



F            Incorporated by reference to the Company's Form S-8 Registration Statement No. 333-54958 dated February 5, 2001
G            Incorporated by reference to the Company's Form S-8 Registration Statement No. 333-54960 dated February 5, 2001
H            Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
             April 30, 2001
I            Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2001
J            Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001
K            Incorporated by reference to the Company's Current Report on Form 8-K dated August 17, 2001
L            Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2001
M            Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
             October 31, 2001
N            Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of November, 2002.

                             ZILA, INC., a Delaware corporation

                             By /s/  BRADLEY C. ANDERSON
                                ------------------------
                                Bradley C. Anderson
                                Vice President  and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                                            Title                        Date
               ---------                                            -----                        -----
/s/DOUGLAS D. BURKETT, Ph.D.                                 Chairman of the Board,      November 29, 2002
--------------------------------------------                 President, Chief
Douglas D. Burkett Ph.D.                                     Executive Officer


                  *                                          Director                    November 29, 2002
--------------------------------------------
H. Richard Grisham

                  *                                          Director                    November 29, 2002
--------------------------------------------
Joseph Hines

                  *                                          Director                    November 29, 2002
--------------------------------------------
Christopher D. Johnson

                  *                                          Director                    November 29, 2002
--------------------------------------------
Michael S. Lesser

                  *                                          Director                    November 29, 2002
--------------------------------------------
Curtis M. Rocca III

                  *                                          Director                    November 29, 2002
--------------------------------------------
Carl A. Schroeder

                  *                                          Director                    November 29, 2002
--------------------------------------------
Kevin J. Tourek


* By /s/ Bradley C. Anderson                                                             November 29, 2002
--------------------------------------------
  Bradley C. Anderson
  Attorney-in Fact

                                 CERTIFICATIONS

I, Douglas D. Burkett, certify that:

     1.   I have reviewed this annual report on Form 10-K of Zila, Incorporated;
          and
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


     Date: November 29, 2002

     /s/     Douglas D. Burkett Ph. D.
     ---------------------------------
     Douglas D. Burkett Ph. D.
     Chief Executive Officer


I, Bradley C. Anderson, certify that:

     1.   I have reviewed this annual report on Form 10-K of Zila, Incorporated;
          and
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


     Date: November 29, 2002

     /s/    Bradley C. Anderson
     --------------------------
     Bradley C. Anderson
     Chief Financial Officer