Form 10-Q
period 2002-10-31
ZILA INC
filed 2002-12-16
CIK 827156

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number 0-17521

ZILA, INC

(Exact Name of Registrant as Specified In Its Charter)

Delaware	86-0619668

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5227 North 7th Street, Phoenix, Arizona	85014

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (602) 266-6700

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑         No

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At October 31, 2002, the number of shares of common stock outstanding was 45,465,260.

		Page no.

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated balance sheets as of October 31, 2002 (unaudited) and July 31, 2002	3

	Unaudited consolidated statements of operations for the three months ended October 31, 2002 and 2001	4

	Unaudited consolidated statements of cash flows for three months ended October 31, 2002 and 2001	5

	Notes to unaudited consolidated financial statements	6-15

Item 2.	Management’s discussion and analysis of financial condition and results of operations	16-23

Item 3	Quantitative and qualitative disclosures about market risk	23

Item 4.	Controls and procedures	23

Part II	OTHER INFORMATION

Item 1.	Legal proceedings	24

Item 6.	Exhibits and Reports on Form 8-K	25

	SIGNATURES	26

	CERTIFICATIONS	27

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2002	July 31, 2002

	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$1,494,410	$1,604,205
Trade receivables — net	7,458,813	5,694,856
Inventories — net	7,586,329	8,868,539
Prepaid expenses and other current assets	2,521,088	2,085,137

Total current assets	19,060,640	18,252,737

PROPERTY AND EQUIPMENT — net	8,949,527	8,848,299
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	14,255,687	14,356,652
PURCHASED TECHNOLOGY RIGHTS — net	4,347,917	4,467,579
GOODWILL — net	11,014,385	11,014,385
OTHER ASSETS	714,014	421,001

TOTAL	$58,342,170	$57,360,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,565,208	$3,249,649
Accrued liabilities	4,059,334	3,588,627
Short-term borrowings	1,053,976	99,784
Current portion of long-term debt	484,850	489,161

Total current liabilities	10,163,368	7,427,221
LONG-TERM DEBT — net of current portion	3,492,468	3,610,483

Total liabilities	13,655,836	11,037,704

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,690,360 shares (October 31, 2002) and 45,666,160 (July 31, 2002)	45,690	45,666
Capital in excess of par value	82,920,753	82,899,967
Accumulated other comprehensive income	(77,593)	(75,376)
Accumulated deficit	(38,093,643)	(36,474,688)
Common stock in treasury, at cost 225,100 shares (October 31, 2002) 195,000 shares (July 31, 2002)	(571,373)	(535,120)

Total shareholders’ equity	44,686,334	46,322,949

TOTAL	$58,342,170	$57,360,653

     See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended October 31,

	2002	2001
		(As Restated
		see Note 11)
NET REVENUES	$10,734,433	$8,889,874

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,257,848	3,114,579
Marketing and selling	2,667,316	2,347,578
General and administrative	3,068,296	2,797,948
Severance and related charges	879,874
Research and development	764,010	567,689
Depreciation and amortization	591,210	803,253

	12,228,554	9,631,047

LOSS FROM OPERATIONS	(1,494,121)	(741,173)

OTHER INCOME (EXPENSE):
Interest income	7,367	17,664
Interest expense	(74,870)	(190,253)
Other expense	(47,581)	(6,218)

	(115,084)	(178,807)

LOSS BEFORE INCOME TAXES	(1,609,205)	(919,980)
INCOME TAX EXPENSE	—	—

LOSS FROM CONTINUING OPERATIONS	(1,609,205)	(919,980)
LOSS FROM OPERATIONS OF DISCONTINUED DENTAL SUPPLY SEGMENT	—	(7,248)

NET LOSS	(1,609,205)	(927,228)
Preferred stock dividends	9,750	—

Net loss attributable to common shareholders	$(1,618,955)	$(927,228)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.04)	$(0.02)
Loss from discontinued operations	—	—

NET LOSS	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	45,465,260	43,458,727

NET LOSS	$(1,609,205)	$(927,228)
Other comprehensive loss
Foreign currency translation adjustment	(2,217)	(33,799)

Other comprehensive loss	(2,217)	(33,799)

COMPREHENSIVE LOSS	$(1,611,422)	$(961,027)

     See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended October 31,

	2002	2001

		(As Restated
		see Note 11)
OPERATING ACTIVITIES:
Net loss	$(1,609,205)	$(927,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591,210	803,253
Loss from discontinued operations	—	7,248
Other	(6,434)	(72,409)
Change in assets and liabilities:
Receivables — net	(1,763,957)	485,600
Inventories	1,282,210	1,125,600
Prepaid expenses and other assets	(728,964)	(829,470)
Accounts payable and accrued liabilities	1,796,016	(726,585)

Net cash used in operating activities	(439,124)	(133,991)

INVESTING ACTIVITIES:
Purchases of property and equipment	(365,325)	(102,867)
Retained liabilities of discontinued operations		1,337,719
Purchases of intangible assets	(102,269)	(370,608)

Net cash (used in) provided by investing activities	(467,594)	864,244

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	954,192	(1,081,559)
Net proceeds from issuance of common stock	20,810
Acquisition of treasury stock	(36,253)
Dividends paid to preferred shareholders	(19,500)
Principal payments on long-term debt	(122,326)	(394,956)

Net cash provided by (used in) financing activities	796,923	(1,476,515)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,795)	(746,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604,205	1,263,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,494,410	$517,673

CASH PAID FOR INTEREST	$44,392	$134,623

CASH PAID FOR INCOME TAXES	$146	$10,481

     See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”) which did business under the name Zila Dental Supply (“ZDS”), Zila Technologies, Inc., Zila Swab Technologies, Inc. dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2002. All significant intercompany balances and transactions are eliminated in consolidation.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Zila’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as discussed in Note 4. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present Zila’s financial position as of October 31, 2002, and its results of operations and its cash flows for the three months ended October 31, 2002 and 2001 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In November 2001, the Company decided to sell the operations of the ZDS business. These operations were sold during the second fiscal quarter of 2002. The accompanying financial statements for the three months ended October 31, 2001 have been restated to conform to provide discontinued operations treatment for all historical periods presented. Sales for ZDS for the three months ended October 31, 2001 were $10,713,000.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.	NET LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	Three months ended October 31,

	2002	2001

Loss from continuing operations	$(1,609,205)	$(919,980)
Loss from discontinued operations		(7,248)

Net loss	(1,609,205)	(927,228)
Preferred stock dividends	9,750

Net loss attributable to common shareholders	$(1,618,955)	$(927,228)

Average number of common shares outstanding:
Basic and diluted	45,465,260	43,458,727

	Three months ended October 31,

	2002	2001

Net loss per share from continuing operations:
Basic and diluted	$(0.04)	$(0.02)
Net loss per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.00)

Since a loss from continuing operations was incurred for the quarters ended October 31, 2002 and 2001, convertible preferred stock, options and warrants to purchase shares of common stock that would otherwise qualify as common stock equivalents were not included in the computation of diluted net income per share because their effect would be antidilutive.

3.	INVENTORIES

Inventories consist of the following:

	October 31,	July 31,
	2002	2002

Finished goods	$2,112,315	$2,455,080
Work in process	1,462,769	1,806,783
Raw materials	4,319,720	4,899,401
Inventory reserves	(308,475)	(292,725)

	$7,586,329	$8,868,539

During the quarter ended October 31, 2002 and 2001, the Company recorded charges of $30,000 and $0 respectively, to reduce the carrying value of its Saw Palmetto inventory due to costs in excess of current market prices.

4.	INTANGIBLE ASSETS

In August 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. At October 31, 2002, the Company determined that all other intangible assets had finite lives and, therefore no transitional impairment test was required. As required by SFAS No. 142, the transitional impairment test for goodwill will be performed during the second quarter of the fiscal year ending July 31, 2003.

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, adopted in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

A summary of intangible assets at October 31, 2002 is presented below:

	Gross	Accumulated
	Carrying Value	Amortization	Net Carrying Value

Amortized intangible assets:
Trademarks	$11,531,865	$2,301,363	$9,230,502
Patents	2,870,836	685,092	2,185,744
Licensing costs	2,695,630	286,631	2,408,999
Other	676,973	246,531	430,442
Purchased technology rights	7,419,472	3,071,555	4,347,917

Total amortized intangible assets	25,194,776	6,591,172	18,603,604

Unamortized intangible assets:
Goodwill	16,530,985	5,516,600	11,014,385

Total unamortized intangible assets	16,530,985	5,516,600	11,014,385

Total intangible assets	$41,725,761	$12,107,772	$29,617,989

During the quarter ended October 31, 2002, the Company capitalized $100,000 of legal fees associated with patent applications and $2,000 related to trademark applications.

Intangible asset amortization expense for the three months ended October 31, 2002 was $316,000. Estimated amortization expense for the five succeeding fiscal years related to the existing intangible assets is as follows:

2003	$1,313,000
2004	1,313,000
2005	1,313,000
2006	1,313,000
2007	1,313,000

The changes in the carrying amount of goodwill as of October 31, 2002 were as follows:

	Zila Pharmaceuticals	Zila Nutraceuticals	Zila Biotechnology	Total

Balance at beginning of year	$8,117,459	$2,896,926	—	$11,014,385
Change	—	—	—	—

Balance at end of period	$8,117,459	$2,896,926	—	$11,014,385

Amortization expense of goodwill for the three months ended October 31, 2001 was $299,857. Loss from continuing operations and net loss, as reported and as adjusted with the adoption of SFAS No. 142 are presented below:

	Three months ended October 31,

	2002	2001

Reported loss from continuing operations	$(1,609,205)	$(919,980)
Add back: goodwill amortization	—	299,857

Adjusted loss from continuing operations	$(1,609,205)	$(620,123)

Reported net loss	$(1,609,205)	$(927,228)
Add back: goodwill amortization	—	299,857

Adjusted net loss	$(1,609,205)	$(627,371)

Basic and diluted loss per share:
Reported loss from continuing operations	$(0.04)	$(0.02)
Goodwill amortization	—	0.01

Adjusted loss from continuing operations	$(0.04)	$(0.01)

Reported net loss	$(0.04)	$(0.02)
Goodwill amortization	—	0.01

Adjusted net loss	$(0.04)	$(0.01)

5.	DEBT

Under its Loan and Security Agreement (the “Agreement”) with Congress Financial Corporation (“Congress”), the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective October 1, 2002, the Company and Congress modified the Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million and agreed to execute a new financial covenant that will be based on EBITDA, (earnings before interest, taxes, depreciation and amortization) that will be substituted for the modified tangible net worth covenant. The Company must provide a forecast of its projected income and expenses for the 2003 calendar year to Congress by January 17, 2003 to form the basis of the covenant. If the Company does not provide the forecast by that date or if the parties do not execute an agreement by February 1, 2003, the Company will be in default under the Agreement. At October 31, 2002, the Company had tangible net worth of $15.7 million and was in compliance with the modified tangible net worth covenant.

6.	SEVERANCE AND RELATED CHARGES

During the quarter ended October 31, 2002, the Company incurred severance and costs related to employee terminations of $879,874.

7.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended October 31, 2002 and October 31, 2001, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve.

The Company has recorded total deferred tax assets of $9.5 million. The Company has offset its total deferred tax assets with a valuation allowance due to the Company’s lack of earnings history. The Company believes the valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

8.	NEW ACCOUNTING PRONOUNCEMENTS

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

The table below shows the effect of the Issue No. 00-14 and Issue No. 00-25 adjustment to revenues and selling, general and administrative expense for the quarter ended October 31, 2001.

Pre-adoption net revenues	$8,991,219
Reclassifications of sales incentives from selling and marketing expenses	101,345

Net revenues reported	$8,889,874

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements.” This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in the third quarter of fiscal year 2003. Zila does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption will have a significant impact on the Company’s financial position or results of operations.

9.	SEGMENT INFORMATION

The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products, Peridex®, ViziLite™ and the IST line of products; Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Inter-Cal, Inc.; and Biotechnology, which includes OraTest® and Zila® Tolonium Chloride technologies. The Company evaluates performance and allocates resources to segments based on operating results.

Effective August 1, 2002, the Company changed its reporting segment from previous disclosures as follows: (i) Consumer and Professional segments have been combined into the Pharmaceutical segment; (ii) international sales and expenses related to the OraTest® product were moved from the Professional segment into the Biotechnology segment; and (iii) expenses related to the manufacturing facility for Zila® Tolonium Chloride and the ongoing OraTest® clinical study were previously combined with the Corporate segment. Previous segment disclosures have been restated to reflect the new presentation.

The table below presents information about reported segments as of and for the three months ended October 31 and for the year ended July 31, 2002 (in thousands):

	Pharmaceuticals		Nutraceuticals	Biotechnology	Corporate		Total

Net revenues:
2002	$4,247		$6,480	$7	—		$10,734
2001	4,151		4,715	24	—		8,890
Income (loss) before Income taxes:
2002	(47	)(a)	1,844	(1,021)	(2,385	)(b)	(1,609)
2001	710		557	(1,040)	(1,147)		(920)
Depreciation and amortization:
2002	120		261	179	31		591
2001	298		306	185	14		803
Total assets:
2002	17,485		30,097	7,898	2,862		58,342
July 31, 2002	17,969		28,958	7,767	2,667		57,361

(a)	Includes $501,000 of operating costs and expenses related to the ViziLite™ product that were not present in 2001.

(b)	Includes $880,000 of severance and related costs.

10.	COMMITMENTS AND CONTINGENCIES

OraTest®

During the third quarter of 2002, the Company determined that completion of the OraTest® Phase III clinical trial would require a substantial number of additional patients and has been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Factors that affect the cost and timing of completion of these milestone dates include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

The Company has decided to transition the clinical trial from ILEX™ Oncology Services, Inc. to a new global contract research organization (“CRO”). The Company requested proposals from several of the largest, highest quality and most prominent CROs with worldwide capabilities, and received fee quotations back from each. Each CRO agreed that the current study could be transitioned successfully without compromising any of the current study data. Based on the foregoing, we are currently in negotiations with a prospective CRO although the definitive agreement has not yet been finalized.

In order to support the larger number of patients needed to complete the study, the Company intends to increase the rate of funding for the study and the number of clinical sites, with the aid of a larger, more experienced CRO with access to clinical sites in high-density oral cancer regions around the world. This effort is currently underway and the Company believes that it will have sufficient funds for the clinical trial for the current fiscal year. The Company will, however, require additional funds to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003. The Company is currently considering possible financing sources such as strategic partners and is pursuing funding strategies that, if completed, would provide significant funding for the clinical trial. The Company is also considering the possible liquidation of certain Zila assets outside the Company’s areas of core competency strength as part of Zila’s new focus on core strengths and objectives. These assets could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to the Company.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by the Company can take a number of years and require the expenditure of substantial resources. The Company anticipates that it will require significant additional funds to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product of $6.1 million at October 31, 2002 have been capitalized.

The Company has approximately $446,000 of Zila® Tolonium Chloride drug substance, the active ingredient in the OraTest® product, in inventory at its manufacturing facility in Phoenix, AZ. The Company intends to realize the value of this inventory through sales in the United States, once final approval for the OraTest® products is received from the FDA, and in Europe and Asia, after utilizing approximately $126,000 of OraTest® finished product located in the United Kingdom, prior to the date we expect sales in the United States. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States. Previous testing indicates that the drug substance product is stable and the Company expects to be able to extend the expiration dates of the entire drug substance inventory through the date of expected sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible to recover the value of this drug substance inventory.

Litigation

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

Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel has advised the Company that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment, which have been denied. The Company currently intends to complete pretrial procedures and proceed to trial.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Saw Palmetto

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. As of October 31, 2002, approximately $3.4 million of saw palmetto products (net of reserve of $221,000) remain in inventory, representing an approximately two-year supply based on first quarter 2003 sales. Recent sales of saw palmetto products have generated a nominal profit margin and allowances have been recorded where appropriate to reduce the carrying value of the inventory to its estimated market value. However, the ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on the Company’s ability to maintain the quality of the inventory and to sell its line of saw palmetto products for a price greater than the carrying value of the inventory.

The Company’s current intention is to sell the remaining inventory of saw palmetto products in the normal course of business. However, the Company has been contacted by several companies interested in purchasing saw palmetto inventory in bulk. None of the terms discussed were acceptable to the Company. While the Company has not made such a decision, if all or a substantial portion of the inventory is sold in bulk rather than in the normal course, the ultimate sales price may be substantially less than the current carrying value of the inventory.

ViziLite™

In December 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology. We issued 2,000,000 shares of stock that were valued at $2,607,000 for the rights. In addition, we have $277,000 of ViziLite™ inventory. Actual sales to date of the ViziLite™ product have been significantly below our original plans. We currently have several initiatives underway to stimulate sales of the ViziLite™ product during the current fiscal year. If sales do not reach expected levels, we may have to reduce our carrying value of the assets related to ViziLite™.

11.	RESTATEMENT OF FINANCIAL STATEMENTS

As was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002, subsequent to the issuance of the Company’s consolidated financial statements for the first, second and third quarters of the fiscal year ended July 31, 2002, the Company determined that certain of its historical accounting practices were not appropriate under accounting principles generally accepted in the United States of America (“GAAP”), as discussed below.

•	Since 1992, the Company had been capitalizing deferred licensing costs related to the OraTest® product, and amortizing these costs over the life the OraTest® patent. The Company has determined that these costs should have been expensed as incurred.

•	In January 2001, the Company entered in a perpetual licensing agreement and recognized revenue of $483,000. The Company has determined that because of its continuing involvement in the generation of revenues under the licensing agreement, the revenue should have been deferred and recognized over the expected economic life of the license agreement of approximately eight years.

•	The Company has determined that it had amortized acquired purchased technology rights over the incorrect estimated useful lives.

•	During 1998 and 1999, the Company incurred severance obligations of $1,626,000 related to the termination of various employees, which were being expensed when paid. The Company has determined that because the individuals involved did not have substantive future performance obligations, the costs should have been expensed when incurred.

As a result, the accompanying financial statements for the quarter ended October 31, 2001 have been restated from the amounts previously reported to correct the accounting for these transactions as summarized in the table below:

	Quarter ended October 31, 2001

	(As Previously
	Reported)	(As Restated)

Net revenues	$8,889,874	$8,889,874
Loss from continuing operations	(984,120)	(919,980)
Loss from discontinued operations	(7,248)	(7,248)
Net loss	$(991,368)	$(927,228)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.02)
Loss from discontinued operations	0.00	(0.00)

Net loss	$(0.02)	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZILA, INC. AND SUBSIDIARIES

Forward Looking Information

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.

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

     Included among the factors affecting the OraTest® product are (i) successful completion of the clinical study; (ii) our ability to fund the clinical study; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical study and the FDA review process; (v) the limitations on indicated uses for which the OraTest® product may be marketed; and (vi) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

Effect of Restatement of Financial Statements

     As discussed in Note 11 of the Notes to Consolidated Financial Statements, we have restated our financial statements for the first, second and third quarters of the fiscal year ended July 31, 2002. The restatement reflects adjustments related to (i) expensing of certain deferred licensing costs related to the OraTest® product that were previously capitalized; (ii) reversal of certain license revenue; (iii) revision of the amortization period related to the purchased technology rights; and (iv) severance payments made to several former employees when terminated. The following management discussion and analysis gives effect to the restatement.

COMPANY OVERVIEW

     Zila is a manufacturer and marketer of pharmaceutical, nutritional and biomedical products. During the quarter ended October 31, 2002, we had three major product groups: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its Inter-Cal subsidiary (“Inter-Cal”), a manufacturer and distributor of mineral and botanical products including a patented and unique form of Vitamin C under the trademark Ester-C® and the Palmettx®™ botanical line of products. The Pharmaceuticals Group consists of over-the-counter products, including the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite™ disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). The Biotechnology Group includes the OraTest® products, an oral cancer detection system and the Zila® Tolonium Chloride technologies for cancer and pre-cancer detection and treatment.

     In November 2001, we decided to sell the operations of the Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions during the second fiscal quarter of 2002. The financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the ZDS business as discontinued operations. The historical results of the operations of the ZDS business and the gain (loss) recognized on the components of the sale are reported as discontinued operations in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

Total Company

     Net revenues increased 20.7% to $10.7 million for the quarter ended October 31, 2002 compared to revenues of $8.9 million for the first quarter of the prior year. The increase is due primarily to sales increases in the Nutraceuticals Group.

     For the quarter ended October 31, 2002, cost of products sold as a percentage of net revenues increased to 39.7% from 35.0% in the prior fiscal year. An increase in cost of products sold occurred in the Pharmaceuticals Group due to several one time charges associated with bringing the manufacturing of Zilactin ® products in house. This was offset by a reduction in the Nutraceuticals Group cost of products sold.

     Marketing and selling expenses for the quarter ended October 31, 2002 were $2.7 million, compared to $2.3 million in the quarter ended October 31, 2001. The increase is attributable to increased marketing and selling expenses at the Nutraceuticals and Pharmaceuticals Groups offset by the reduction of costs in Europe and China. Vizilite related costs were included in the Pharmaceutical Group’s selling and marketing expenses for the quarter ended October 31, 2002.

     We incurred general and administrative expenses of $3.1 million, or 28.6% of net revenues, during the quarter ended October 31, 2002 compared to $2.8 million, or 31.5% of net revenue in the same quarter in fiscal 2002. The increase in general and administrative expenses is attributable to increased legal and accounting expenses at corporate and the inclusion of the ViziLite™ personnel related costs during the current quarter. The ViziLite™ technology was acquired in December 2001.

     During the first quarter of 2002, we incurred severance and related charges of $880,000 related to employee terminations.

     Research and development expenses increased $196,000, or approximately 34.6%, from $568,000 in the quarter ended October 31, 2001 to $764,000 for the same period in fiscal year 2003. The increase is primarily due to expenses related to the costs for a product currently under development utilizing the ViziLite™ technology and the costs related to the OraTest® clinical study.

     Depreciation and amortization expenses decreased to $591,000 in the quarter ended October 31, 2002 from $803,000 for the same period in fiscal year 2002. The decrease is due primarily to the cessation of amortization of goodwill offset by the inclusion of the amortization related to the ViziLite™ product.

     We recorded interest expense of $75,000 for the quarter ended October 31, 2002 compared to $190,000 in the previous year quarter. The decrease was attributable to decreased bank borrowings and debt obligations, as well as lower interest rates during the current year, compared to the previous year period.

     We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

     For the quarters ended October 31, 2002 and 2001, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. As of October 31, 2002, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

     Net revenues for the Nutraceuticals Group for the quarter ended October 31, 2002, were $6.5 million, a 37.4% increase, compared to $4.7 million for the corresponding 2002 fiscal quarter. Sales of Ester-C® for the quarter ended October 31, 2002 increased 48.7% over the same quarter last year. Sales to existing customers increased during the quarter due to increased radio and television advertising of the Ester-C® products that we believe have increased brand awareness of the products with consumers. Additionally, the Nutraceuticals Group sold approximately $990,000 of an Ester-C®

product to a new customer during the quarter. Sales of saw palmetto products decreased 34.9% in the quarter ended October 31, 2002 over the prior year quarter due to the adverse affects of a price increase that was installed in fiscal year 2002 and increased competition.

     Cost of products sold, as a percentage of net revenues for the Nutraceuticals Group, was 33.2% for the quarter ended October 31, 2002 and 39.1% for same period in fiscal 2001. The decrease was caused primarily by the higher percentage of sales of the Ester-C® line of products, which had a higher profit margin than the Palmettx® line of products during the period.

     Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. The price of ascorbic acid will increase approximately 50% during the fiscal year 2003 for shipments of ascorbic acid to be received throughout the fiscal year. This price increase may cause us to raise our selling prices of Ester-C® products by approximately 10% in order to achieve the same historical margin.

     As of October 31, 2002, approximately $3.4 million, (net of an allowance of $293,000), of saw palmetto products remain in inventory. We do not intend to purchase additional saw palmetto inventory in the foreseeable future. Recent sales of saw palmetto products have generated a nominal profit margin and we have recorded reserves where appropriate to reduce the carrying value of the inventory to its estimated market value. During the quarter ended October 31, 2002, we reduced the carrying value of the saw palmetto inventory by approximately $30,000 because the market value of the product was less than its carrying value.

     In the last half of fiscal 2002, we increased the sales price of saw palmetto oil products. Sales volume in the fiscal fourth quarter decreased as a result of the price increase. However, sales in first quarter of fiscal 2003 have improved over the previous quarter, though not at the same volume as in the quarters prior to the price increase. We continue to sell the products at the higher sales prices. If future sales of saw palmetto products were to continue at the same rate as those in the first quarter of fiscal 2003, it would take us approximately two years to sell the remaining inventory. We have been contacted by several companies interested in purchasing the saw palmetto inventory in bulk. None of the terms discussed was acceptable to us. While we have not made a decision to pursue such a sale, if all or a substantial portion of the inventory is sold in bulk, the ultimate sales price may be substantially less than the current carrying value of the inventory. The ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on our ability to maintain the quality of the products we currently hold in inventory and to sell our line of saw palmetto products for a price greater than the carrying value of the inventory.

Pharmaceuticals Group

     The Pharmaceuticals Group had net revenues of $4.2 million for the quarter ended October 31, 2002, approximately equal to the $4.2 million recorded during the previous year quarter. Sales of the Zilactin® line of products decreased 28.8% in the quarter ended October 31, 2002 when compared to the same quarter in fiscal 2002 due primarily to increased competition and product availability related to a change in suppliers. Net sales of the Peridex® product increased 25.5% to $1.4 million in the quarter ended October 31, 2002 due primarily to increased purchases from domestic wholesale distributors related to certain sales incentives that were offered during the quarter. Sales for the IST division (net of intercompany sales) were $892,000 compared to $296,000 last year. In July 2002, IST received a contract to produce two new products for a United States based healthcare company. The contract is expected to generate over $2.5 million in revenue through October 2004.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment increased to 44.7% during the quarter ended October 31, 2002 from 25.1% in the previous fiscal year quarter. Cost of products sold as a percentage of net revenues for the Zilactin® line of products increased from 24.5% in the quarter ended October 31, 2001 to 41.6% due to transfer costs related to the change in suppliers of the products. We do not anticipate incurring additional transfer costs. Cost of products sold as a percentage of net revenues for IST, (which represented 21.0% and 7.1% of the Pharmaceutical Group’s revenue during the quarter ended October 31, 2002 and 2001, respectively) increased from 67.1% in the quarter ended October 31, 2001 to 85.3% in the current year quarter due to (i) a change in the mix of products sold as the two new products have a higher cost as a percentage of sales price; and, (ii) an increase in manufacturing costs during the quarter related to the startup inefficiencies from the installation of new machinery.

Biotechnology Group

     During the quarter ended October 31, 2002 and 2001, revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal.

     Total operating expenses for the Biotechnology segment were $816,000 for the quarter ended October 31, 2002, a 4.2 % decrease over the $852,000 for the corresponding period 2002 fiscal quarter. The decrease is due primarily to (i) reduced marketing and selling expenses related to the sale of the OraTest® product in the United Kingdom and China of approximately $159,000; and (ii) reduced general and administrative expenses at the manufacturing facility in Phoenix, Arizona of approximately $119,000; offset by an increase in clinical research for the OraTest® product of approximately $249,000.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2002, our primary sources of liquidity included cash and cash equivalents of $1.5 million and the line of credit discussed below. Working capital decreased to $8.9 million at October 31, 2002 from $10.8 million at July 31, 2002, and the current ratio decreased to 1.9 at October 31, 2002 from 2.5 at July 31, 2002. The primary reason for the decrease in working capital is the decrease in inventory and the increase in accounts payable and short-term borrowings during the quarter.

     Net cash used in operating activities was $439,000 during the three months ended October 31, 2002 and was attributable to the net loss of $1.6 million offset by non-cash items of $585,000 plus changes in operating assets and liabilities totaling $586,000. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $1.8 million related to an increase in sales; (ii) a decrease in inventory of $1.3 million related primarily to the sales of Nutraceutical products and lower inventory purchases at Pharmaceuticals; and (iii) an increase in accounts payable and accrued expenses of $1.8 million.

     Net cash used in investing activities was $468,000 related primarily to capital purchases and patent filings for Zila Nutraceuticals and the OraTest® product.

     Net cash provided by financing activities was $797,000. Significant changes were: (i) short-term borrowings increased by $954,000 related to increased borrowings on the line of credit and the financing of several insurance policies; (ii) the reduction of the bonds payable related to the Zila Nutraceuticals facility by approximately $107,000; and (iii) the repurchase of 31,010 shares of Zila common stock on the open market.

     At October 31, 2002, we had income tax net operating loss carryforwards of approximately $22 million, which expire in years 2007 through 2022.

     On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $5.7 million, of which, borrowings of $648,000 were outstanding at October 31, 2002. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets and of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004; however amounts due under the line of credit are classified as current because of certain provisions required by Congress. The Congress Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that the Company has incurred a “material adverse change.” While we do not believe that any events have occurred during fiscal 2003 that would constitute a material adverse change, that determination is solely the responsibility of Congress

     Under the Congress Agreement, the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective October 1, 2002, the Company and Congress modified the Congress Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million and agreed to execute a new financial covenant that will be based on EBITDA, (earnings before interest, taxes, depreciation and amortization) that will be substituted for the modified tangible net worth covenant. The Company must provide a forecast of its projected income and expenses for the 2003 calendar year to Congress by January 17, 2003 to form the basis of the covenant. If the Company does not provide the forecast by that date or if the parties do not execute an agreement by February 1, 2003, the Company will be in default under the Congress Agreement. At October 31, 2002, the Company had tangible net worth of $15.7 million and was in compliance with the modified tangible net worth covenant.

     During October 2000, the Nutraceuticals Group moved into its new manufacturing and laboratory facility in Prescott, AZ. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Oxycal for the construction of the facility. As of October 31, 2002, the Bonds outstanding consisted of $3.9 million Series, A which carried an interest rate of 2.1%. During the quarter ended October 31, 2002, principal payments made to the sinking fund repaid the Taxable Series B bonds in full. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One and is guaranteed by Zila.

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the quarter ended October 31, 2002, we repurchased 31,010 shares of our common stock for $36,253. As of October 31, 2002, 225,100 shares had been repurchased for $571,373.

     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. We paid dividends of $19,500 during the quarter ended October 31, 2002 and we have accumulated accrued dividends of $19,500 as of October 31, 2002.

     In December 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology. We issued 2,000,000 shares of stock that were valued at $2,607,000 for the rights. In addition, we have $277,000 of ViziLite™ inventory. Actual sales to date of the ViziLite™ product have been significantly below our original plans. We currently have several initiatives underway to stimulate sales of the ViziLite™ product during the current fiscal year. If sales do not reach expected levels, we may have to reduce our carrying value of the assets related to ViziLite™.

     Our current intention is to sell the remaining inventory of saw palmetto products in the normal course of business. However, we have been contacted by several companies interested in purchasing the saw palmetto inventory in bulk. None of the terms discussed were acceptable to us. While we have not made decision to pursue such a sale, if all or substantial portion of the inventory is sold in bulk, the ultimate sales price may be substantially less than the current carrying value of the inventory. Factors we will consider in our determination of the appropriate disposition of the inventory include, but are not limited to: (i) the overall terms and conditions of formal offers received, if any; (ii) the expected future market for saw palmetto products; (iii) our actual operating performance in relation to the fiscal 2003 plan; (iv) the extent and availability of funds to support the clinical study related to the OraTest® products; and (v) our internal cost of capital.

     We also have approximately $446,000 of Zila® Tolonium Chloride drug substance, the active ingredient in the OraTest® product, in inventory at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this inventory through sales in the U.S., once final approval for the OraTest® products are received from the FDA, and in Europe and Asia, after utilizing approximately $126,000 of OraTest® finished product located in the U.K. prior to the date we expect sales in the United States. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States. Previous testing indicates that the drug substance product is stable and we expect to be able to extend the expiration dates of the entire drug substance inventory through the date we expect sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance inventory.

     During the third quarter of fiscal 2002, we determined that completion of the OraTest® Phase III clinical trial will require a substantial number of additional patients and have been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product Factors that affect the cost and timing of completion of these milestone dates include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

     We have decided to transition the trial from ILEX™ Oncology Services, Inc. to a new global contract research organization (“CRO”). We requested proposals from several of the largest, highest quality and most prominent CRO’s with worldwide capabilities, and received fee quotations back from each. Each CRO agreed that the current study could be transitioned successfully without compromising any of our current study data. Based on the foregoing, we are currently in negotiations with a prospective CRO, although the definitive agreement has not yet been finalized.

     In order to support the larger number of patients needed to complete the study, we intend to increase the rate of funding for the study and the number of clinical sites, with the aid of a larger, more experienced CRO with access to clinical sites in high-density oral cancer regions around the world. This effort is currently underway and we believe that we will have sufficient funds for the clinical trial for the remainder of the fiscal year. We will, however, require additional funds to support the OraTest® clinical trial, regulatory, manufacturing and marketing costs extending beyond fiscal year 2003. We are currently considering possible financing sources such as strategic partners and are pursuing funding strategies that if completed would provide significant funding for the clinical trial. We are also considering the possible liquidation of certain Zila assets outside our areas of core competency as part of Zila’s new focus on core strengths and objectives. These sales could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to us.

     We believe that cash generated from our operations, our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical trial, anticipated capital expenditures and the stock repurchase program through fiscal year 2003. We will require additional funds to support the production and future OraTest® clinical, regulatory, manufacturing and marketing costs. There can be no assurances that such funds will be available on terms acceptable to us. If such funds do not become available on terms acceptable to us, we believe we could continue to fund the OraTest® clinical trial beyond fiscal year 2003, but at a slower rate than planned. If the pace of the clinical trial is slowed, it may result in a reduction of the carrying value of OraTest® related assets. As stated above, we are considering the possible liquidation of certain Zila assets outside our areas of core competency as part of Zila’s new focus on core strengths and objectives. These sales could provide significant funding for the clinical trial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk primarily from interest rates and from changes in foreign currency exchange rates.

     We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at October 31, 2002). At October 31, 2002, we had borrowings outstanding under this line of credit of $648,000. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital Markets and fluctuate based on market conditions and were 2.1% and 2.0% at October 31, 2002. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

Item 4. Controls and Procedures

     During the 90-day period prior to the date of the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and forms. Prior to this evaluation and in view of (i) the restatement described in Note 11 to the Notes to Consolidated Financial Statements (Unaudited), and (ii) the internal control deficiencies noted by our independent auditors in connection with the annual audit of our financial statements, the Chief Executive Officer and Chief Financial Officer directed that steps be taken to enhance the understanding and implementation of our controls and procedures. We intend to continue to examine, refine and formalize our disclosure and internal controls and procedures.

     There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation.

Part II — Other Information

ITEM 1.- Legal Proceedings

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

     Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and Zila in the 1980s. Counsel has advised the Company that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment, which have been denied. The Company currently intends to complete pretrial procedures and proceed to trial.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

10.1	Severance Agreement dated as of October 11, 2002 by and between Zila, Inc. and Joseph and Nancy Hines.*
10.2	Severance Agreement dated as of October 11, 2002 by and between Zila, Inc. and Janice Backus.*
99.1	Third amendment dated December 13, 2002 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation.

99.2	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer

99.3	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer
*Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2002 (as amended by Form 10-K/A)

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	December 16, 2002	By:/s/Douglas D. Burkett Ph.D.

Douglas D. Burkett Ph.D. President, Chairman of the Board (Principal Executive Officer)

By:/s/Bradley C. Anderson
Bradley C. Anderson Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

CERTIFICATIONS

     I, Douglas D. Burkett, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Zila, Incorporated;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Douglas D. Burkett Ph. D.
Douglas D. Burkett Ph. D. Chief Executive Officer

     I, Bradley C. Anderson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Zila, Incorporated;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Bradley C. Anderson
Bradley C. Anderson Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Third amendment dated December 13, 2002 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation.

99.2	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer

99.3	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer