Form 10-Q
period 2003-01-31
ZILA INC
filed 2003-03-17
CIK 827156

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________to_______________________________________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          At January 31, 2003, the number of shares of common stock outstanding was 45,465,260.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2003	July 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,456,212	$1,604,205
Trade receivables - net	8,351,357	5,694,856
Inventories - net	6,737,509	8,868,539
Prepaid expenses and other current assets	2,098,737	2,085,137

Total current assets	18,643,815	18,252,737

PROPERTY AND EQUIPMENT - net	9,665,415	8,848,299
TRADEMARKS AND OTHER INTANGIBLE ASSETS - net	14,055,227	14,356,652
PURCHASED TECHNOLOGY RIGHTS - net	4,228,302	4,467,579
GOODWILL - net	11,014,385	11,014,385
OTHER ASSETS	789,014	421,001

TOTAL	$58,396,158	$57,360,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,376,532	$3,249,649
Accrued liabilities	3,397,280	3,588,627
Short-term borrowings	2,459,559	99,784
Current portion of long-term debt	480,169	489,161

Total current liabilities	10,713,540	7,427,221
LONG-TERM DEBT - net of current portion	3,874,221	3,610,483

Total liabilities	14,587,761	11,037,704

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock - Series B, $.001 par value - authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,690,360 shares (January 31, 2003) and 45,666,160 (July 31, 2002)	45,690	45,666
Capital in excess of par value	82,920,755	82,899,967
Accumulated other comprehensive loss	(69,734)	(75,376)
Accumulated deficit	(38,979,441)	(36,474,688)
Common stock in treasury, at cost, 225,100 shares (January 31, 2003) 195,000 shares (July 31, 2002)	(571,373)	(535,120)

Total shareholders’ equity	43,808,397	46,322,949

TOTAL	$58,396,158	$57,360,653

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended January 31,		Six months ended January 31,

	2003	2002	2003	2002

		(As Restated see Note 11)		(As Restated see Note 11)
NET REVENUES	$11,977,522	$8,826,561	$22,711,955	$17,716,435

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,911,084	3,206,860	9,168,932	6,321,439
Marketing and selling	2,913,146	3,417,069	5,580,462	5,764,647
General and administrative	3,299,738	3,214,891	6,368,034	6,002,358
Severance and related charges	179,122		1,058,996
Research and development	817,052	1,261,879	1,581,062	1,829,568
Depreciation and amortizaton	621,645	833,323	1,212,855	1,636,576

	12,741,787	11,934,022	24,970,341	21,554,588

LOSS FROM OPERATIONS	(764,265)	(3,107,461)	(2,258,386)	(3,838,153)

OTHER INCOME (EXPENSE):
Interest income	5,068	11,935	12,435	29,599
Interest expense	(89,296)	(88,996)	(164,166)	(279,249)
Other expense	(27,555)	(82,629)	(75,136)	(88,847)

	(111,783)	(159,690)	(226,867)	(338,497)

LOSS BEFORE INCOME TAXES	(876,048)	(3,267,151)	(2,485,253)	(4,176,650)
INCOME TAX EXPENSE		(3,896,299)		(3,906,780)

LOSS FROM CONTINUING OPERATIONS	(876,048)	(7,163,450)	(2,485,253)	(8,083,430)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued Dental Supply segment		(370,018)		(377,266)
Gain from disposal of full-service business of Dental Supply segment, net of income tax of $329,149		493,725		493,725

Total gain from discontinued operations		123,707		116,459

NET LOSS	(876,048)	(7,039,743)	(2,485,253)	(7,966,971)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(885,798)	$(7,049,493)	$(2,504,753)	$(7,986,471)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.02)	$(0.16)	$(0.06)	$(0.18)
Gain from discontinued operations	0.00	0.00	0.00	0.00

NET LOSS	$(0.02)	$(0.16)	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	45,465,260	44,723,786	45,465,260	44,094,713

NET LOSS	$(876,048)	$(7,039,743)	$(2,485,253)	$(7,966,971)
Other comprehensive income
Foreign currency translation adjustment	7,859	53,340	5,642	19,541

Other comprehensive income	7,859	53,340	5,642	19,541

COMPREHENSIVE LOSS	$(868,189)	$(6,986,403)	$(2,479,611)	$(7,947,430)

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended January 31,

	2003	2002

		(As Restated see Note 11)
OPERATING ACTIVITIES:
Net loss	$(2,485,253)	$(7,966,971)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,212,855	1,636,576
Gain from discontinued operations		(116,459)
Deferred income taxes and other	(37,920)	4,250,540
Change in assets and liabilities:
Receivables - net	(2,656,501)	(143,110)
Inventories	2,131,030	1,622,238
Prepaid expenses and other assets	(381,613)	(391,526)
Accounts payable and accrued liabilities	945,286	1,503,500

Net cash (used in) provided by operating activities	(1,272,116)	394,788

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,332,476)	(283,598)
Net proceeds from disposition of discontinued operations		5,751,453
Retained liabilities of discontinued operations		(1,678,058)
Purchases of intangible assets	(113,231)	(654,024)

Net cash (used in) provided by investing activities	(1,445,707)	3,135,773

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	2,359,775	(3,876,431)
Net proceeds from issuance of common stock	20,812	25,363
Acquisition of treasury stock	(36,253)
Dividends paid to preferred shareholders	(29,250)
Net proceeds (repayments) of long-term debt	254,746	(512,304)

Net cash provided by (used in) financing activities	2,569,830	(4,363,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,993)	(832,811)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604,205	1,263,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,456,212	$431,124

CASH PAID FOR INTEREST	$87,123	$222,484

CASH PAID FOR INCOME TAXES	$192	$18,481

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Zila’s annual financial statements except as modified for interim accounting policies that are within the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as discussed in Note 4.  The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present Zila’s financial position as of January 31, 2003, and its results of operations and its cash flows for the three and six months ended January 31, 2003 and January 31, 2002 have been included.  Interim results of operations are not necessarily indicative of the results of operations for the full year.

In November 2001, the Company decided to sell the operations of the ZDS business.  These operations were sold in two separate transactions during the second fiscal quarter of 2002, however, one of the transactions did not qualify as a sale for accounting purposes until June 2002. The accompanying financial statements for the three months and six months ended January 31, 2002 reflect the ZDS business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and have been restated to conform to discontinued operations treatment for all historical periods presented. Sales for ZDS for the three and six month periods ended January 31, 2002 (thru the dates of disposition) were $5,362,000 and $16,075,000.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock-based employee compensation plans and the director’s stock option plan. Accordingly, no compensation cost has been recognized for stock-based employee and director compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB No. 123,” the Company’s net loss attributable to common shareholders and loss per share attributable to common shareholders for the three months and six months January 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below, followed by the model assumptions used:

	Three months ended January 31,		Six months ended January 31,

	2003	2002	2003	2002

Net loss attributable to common shareholders as reported	$(885,798)	$(7,049,493)	$(2,504,753)	$(7,986,471)
Stock based compensation cost	66,209	79,632	288,119	355,338

Pro forma net loss attributable to common shareholders	$(952,007)	$(7,129,125)	$(2,792,872)	$(8,341,809)
Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.02)	$(0.16)	$(0.06)	$(0.18)
Pro forma	$(0.02)	$(0.16)	$(0.06)	$(0.19)
Black-Scholes model assumptions:
Risk-free interest rate	1.44	2.63	1.44	2.63
Expected volatility	88%	69%	88%	69%
Expected term (in years)	5.3	8.2	5.3	8.2
Dividend yield	0%	0%	0%	0%

2.	NET LOSS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	Three months ended January 31,		Six months ended January 31,

	2003	2002	2003	2002

Loss from continuing operations	$(876,048)	$(7,163,450)	$(2,485,253)	$(8,083,430)
Gain from discontinued operations		123,707		116,459

Net loss	(876,048)	(7,039,743)	(2,485,253)	(7,966,971)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(885,798)	$(7,049,493)	$(2,504,753)	$(7,986,471)

Average number of common shares outstanding:
Basic and diluted	45,465,260	44,723,786	45,465,260	44,094,713
Net loss per share from continuing operations:
Basic and diluted	$(0.02)	$(0.16)	$(0.06)	$(0.18)
Net loss per share from discontinued operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Since a loss from continuing operations was incurred for the three months and six months ended January 31, 2003 and 2002, potentially dilutive shares applicable to convertible preferred stock, options and warrants to purchase shares of common stock were not included in the computation of diluted net loss per share because their effect would be antidilutive.  Potentially dilutive common shares for the three months and six months ended January 31, 2003 and January 31, 2002 were 51,455 and 74,663, respectively, and 12,149 and 6,337, respectively.

3.	INVENTORIES

Inventories consist of the following:

	January 31, 2003	July 31, 2002

Finished goods	$2,780,235	$2,455,080
Work in process	1,246,398	1,806,783
Raw materials	2,982,902	4,899,401
Inventory reserves	(272,026)	(292,725)

	$6,737,509	$8,868,539

During the three months ended January 31, 2003 and January 31, 2002, the Company recorded charges of $143,000 and $55,000, respectively, to reduce the carrying value of its Saw Palmetto inventory due to spoilage costs and costs in excess of current market prices.

4.	INTANGIBLE ASSETS

In August 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. At October 31, 2002, the Company determined that purchased technology rights, patents and trademarks and other intangible assets had finite lives and, therefore, no transitional impairment test was required. As required by SFAS No. 142, the Company completed during the second quarter of fiscal year 2003 the first step of the transitional impairment test for goodwill and found that potential impairment existed in the reporting units within the Pharmaceutical and Nutraceutical segments as of August 1, 2002. The fair value of the reporting units was estimated using the expected present value of future cash flows. The Company is required to perform the second step of the transitional impairment test to determine the amount of the impairment loss for the reporting units that failed the first step of the test. The Company is in the process of performing the second step, which will be completed prior to the end of the current fiscal year. As of January 31, 2003, any goodwill impairment loss resulting from the second step cannot be reasonably estimated.  All transitional impairment losses from the implementation of SFAS No. 142 will be recorded as a change in accounting principle.

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, adopted in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.

A summary of intangible assets at January 31, 2003 is presented below:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value

Amortized intangible assets:
Trademarks	$11,525,347		$2,418,287	$9,107,060
Purchased technology rights	7,419,473		3,191,171	4,228,302
Patents	2,874,801		701,323	2,173,478
Licensing costs	2,709,144		356,133	2,353,011
Other	676,973		255,295	421,678

Total amortized intangible assets	25,205,738		6,922,209	18,283,529
		–
Unamortized intangible assets:
Goodwill	16,530,985		5,516,600	11,014,385

Total intangible assets	$41,736,723		$12,438,809	$29,297,914

During the three months ended January 31, 2003, the Company capitalized $26,000 of the legal fees associated with patent applications.

Intangible asset amortization expense for the three months and six months ended January 31, 2003 was  $332,000 and $648,000, respectively. Estimated amortization expense for the five succeeding fiscal years related to the existing intangible assets is as follows:

2003	$1,313,000
2004	$1,313,000
2005	$1,313,000
2006	$1,313,000
2007	$1,313,000

The changes in the carrying amount of goodwill for the six months ended January 31, 2003 were as follows:

	Zila Pharmaceuticals	Zila Nutraceuticals	Zila Biotechnology	Total

Balance at July 31, 2002	$8,117,459	$2,896,926	—	$11,014,385
Change	—	—	—	—

Balance at January 31, 2003	$8,117,459	$2,896,926	—	$11,014,385

Amortization of goodwill for the three months and six months ended January 31, 2002 was $290,257 and $590,114, respectively.  Loss from continuing operations and net loss, as reported and as adjusted with the adoption of SFAS No. 142, are presented below:

	Three months ended January 31,		Six months ended January 31,

	2003	2002	2003	2002

Reported loss from continuing operations	$(876,048)	$(7,163,450)	$(2,485,253)	$(8,083,430)

Add back: goodwill amortization, net of tax		290,257		590,114

Adjusted loss from continuing operations	$(876,048)	$(6,873,193)	$(2,485,253)	$(7,493,316)

Reported net loss	$(876,048)	$(7,039,743)	$(2,485,253)	$(7,966,971)
Add back: goodwill amortization, net of tax		290,257		590,114

Adjusted net loss	$(876,048)	$(6,749,486)	$(2,485,253)	$(7,376,857)

Basic and diluted loss per share:
Reported loss from continuing operations	$(0.02)	$(0.16)	$(0.06)	$(0.18)
Goodwill amortization, net of tax		0.01		0.01

Adjusted loss from continuing operations	$(0.02)	$(0.15)	$(0.06)	$(0.17)

Reported net loss	$(0.02)	$(0.16)	$(0.06)	$(0.18)
Goodwill amortization, net of tax		0.01		0.01

Adjusted net loss	$(0.02)	$(0.15)	$(0.06)	$(0.17)

5.	DEBT

Under its Loan and Security Agreement (the “Agreement”) with Congress Financial Corporation (“Congress”), the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective February 1, 2003, the Company and Congress modified the Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million; and executed a new financial covenant that is based on EBITDA (earnings before interest, taxes, depreciation and amortization). The EBITDA covenant is applicable to any period of time in which the Company has excess availability (as defined) of less than $2.5 million under the Agreement.

In addition, the Company must provide Congress with a forecast of its projected income and expenses for fiscal year 2004 by June 30, 2003, to form the basis of the EBITDA covenant for fiscal year 2004.  If the Company does not provide the forecast by that date, the Company will be in default under the Agreement.  At January 31, 2003, the Company had tangible net worth of $14.5 million, and was, therefore in compliance with the modified tangible net worth covenant and had excess availability (as defined) of $4.4 million.

On December 18, 2002, the Company entered into an agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp, whereby PharmaBio invested $500,000 in the Company. In return for the investment, the Company agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”).  The aggregate amount of the Royalty cannot exceed $1.25 million.  The Royalty shall be calculated and paid quarterly.  The investment was recorded as long-term debt and will be amortized using the effective interest method.

6.	SEVERANCE AND RELATED CHARGES

During the three months and six months ended January 31, 2003, the Company incurred severance and other costs related to employee terminations of $179,122 and $1,058,996, respectively.

7.	INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes.  At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined is used in providing for income taxes on a current year-to-date basis.  In the three months ended January 31, 2003 and January 31, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, the Company recorded a tax expense of $3.9 million during the three months ended January 31, 2002, primarily due to an increase in the deferred tax asset valuation reserve related to management’s evaluation of the deferred tax asset.

The Company has recorded total deferred tax assets of approximately $10.0 million.  The Company has offset its total deferred tax assets with a valuation allowance due to the Company’s lack of earnings history.  The Company believes that the valuation allowance reduces deferred tax assets to an amount representing the Company’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

At January 31, 2003, the Company had income tax net operating loss carryforwards of approximately $23 million, which expire in years 2007 through 2022.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.  Issue No. 01-9 consolidates Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.  EITF 01-9 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25.  The Company adopted EITF 01-09 effective February 1, 2002.

The implementation of EITF 01-9 requires a change to the way the Company previously classified certain sales incentives that were previously recorded as selling, general and administrative expenses.  The Company has restated their historical net sales, cost of sales and selling, general and administrative expenses as a result of the implementation of the consensus of Issue 01-9.

The table below shows the effect of the Issue No. 01-9 adjustment to revenues and selling, general and administrative expense for the three months and six months ended January 31, 2002.

	Three months ended January 31,2002	Six months ended January 31,2002

Pre-adoption net revenues	$8,974,873	$17,966,093
Reclassifications of sales incentives from selling and marketing expenses	148,312	249,658

Net revenues reported	$8,826,561	$17,716,435

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in the third quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 145 to have a significant effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

9.	SEGMENT INFORMATION

The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units.  The Company has identified the following segments for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products in addition to Peridex®, ViziLite™ and the IST line of products; Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc., formerly known as Inter-Cal Corporation, Inc.; and Biotechnology, which includes the OraTest® and Zila® Tolonium Chloride technologies.  The Company evaluates performance and allocates resources to segments based on operating results.

Effective August 1, 2002, the Company changed its reporting segments from previous disclosures as follows: (i) Consumer and Professional segments have been combined into the Pharmaceuticals segment; (ii) international sales and expenses related to the OraTest® product were moved from the Professional segment into the Biotechnology segment; and (iii) expenses related to the manufacturing facility for Zila® Tolonium Chloride and the ongoing OraTest® clinical study that were previously combined with the Corporate segment were moved into the Biotechnology segment.  Previous segment disclosures have been restated to reflect the new presentation.

The table below presents information about reported segments for the three months ended January 31 (in thousands):

	Pharmaceuticals	Nutraceuticals	Biotechnology	Corporate		Total

Net revenues:
2003	$4,859	$7,116	$3	$—		$11,978
2002	3,569	5,219	39	—		8,827
Income (loss) before income taxes:
2003	631	1,285	(1,234)	(1,558	)(a)	(876)
2002	(612)	113	(1,252)	(1,516)		(3,267)
Depreciation and amortization:
2003	152	258	182	30		622
2002	320	308	162	43		833

(a) Includes $179,000 of severance and related costs

The table below presents information about reported segments as of and for the six months ended January 31 and total assets for the year ended July 31, 2002 (in thousands):

	Pharmaceuticals	Nutraceuticals	Biotechnology	Corporate		Total

Net revenues:
2003	$9,106	$13,596	$10	$—		$22,712
2002	7,720	9,933	63	—		17,716
Income (loss) before income taxes:
2003	584	3,129	(2,255)	(3,943	)(b)	(2,485)
2002	98	670	(2,292)	(2,653)		(4,177)
Depreciation and amortization:
2003	272	519	361	61		1,213
2002	618	614	347	58		1,637
Total assets:
2003	18,197	29,020	8,349	2,830		58,396
July 31, 2002	17,969	28,958	7,767	2,667		57,361

(b) Includes $1,059,000 of severance and related costs.

10.	COMMITMENTS AND CONTINGENCIES

OraTest®

During the third quarter of fiscal year 2002, the Company determined that completion of the OraTest® Phase III clinical trial would require a substantial number of additional patients and has been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Factors that affect the cost and timing of completion of these milestone dates include but are not limited to: (i) patient enrollment rates; (ii) tumor formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) protocol modifications.

The Company requested proposals from several of the largest, highest quality and most prominent Clinical Research Organizations (“CROs”) with worldwide capabilities, and received fee quotations from them. Each CRO agreed that the current study could be transitioned successfully without compromising any of the study data.  In January 2003, the Company announced that it had contracted with Quintiles Transnational Corp. (“Quintiles”), (Nasdaq:QTRN) a large pharmaceutical-outsourcing services company, to take over as the CRO for the continuing phase III clinical trial of the OraTest® oral cancer detection product. In addition, PharmaBio, the strategic investment group of Quintiles made an investment in the Company as discussed in Note 5.

In order to support the larger number of patients needed to complete the study, the Company intends to increase the rate of funding for the study and the number of clinical sites in high-density oral cancer regions around the world. This effort is currently underway and the Company believes that it will have sufficient funds for the clinical trial for the current fiscal year. The Company will, however, require additional funds to support an expansion of the OraTest® clinical trial extending beyond fiscal year 2003. If such funds do not become available on terms acceptable to the Company, the Company believes that it could continue to fund the OraTest® clinical trial beyond fiscal year 2003, but at a slower rate than planned. The Company is currently considering possible financing sources such as strategic partners and is pursuing funding strategies that, if completed, would provide significant funding for the clinical trial. The Company is also considering the possible liquidation of certain Zila assets outside the Company’s areas of core competency as part of Zila’s focus on core strengths and objectives though no decision has been made in this regard. The sale of these assets could also provide significant funding for the clinical trial. There is no assurance, however, that such funds will be available on terms acceptable to the Company.

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining Food and Drug Administration (the “FDA”) approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by the Company can take a number of years and require the expenditure of substantial resources. The Company anticipates that it will require significant additional funds to support these activities. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product of $5.8 million at January 31, 2003, have been capitalized.

The Company has approximately $443,000 of Zila® Tolonium Chloride drug substance, the active ingredient used in the OraTest® product, in inventory at its manufacturing facility in Phoenix, Arizona. The Company intends to realize the value of this inventory through sales in the United States, once final approval for the OraTest® product is received from the FDA, and in Europe and Asia, after first utilizing approximately $112,000 of OraTest® finished product located in the United Kingdom, prior to the date it expects sales in the United States. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date of expected sales in the United States. Previous testing indicates that the drug substance product is stable. The Company expects to be able to extend the expiration dates of the entire drug substance inventory through the date of expected sales in the United States. However, no assurance can be given that such future testing efforts will be successful and the expiration dates will be extended. In addition, should FDA approval not be granted or be significantly delayed, or should the marketing of the OraTest® product be unsuccessful, it may not be possible to recover the value of this drug substance inventory.

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

Tinnell asserted a counterclaim for royalties since the last payment in August 2000 and several additional counterclaims based on transactions between Tinnell and the Company in the 1980s. Counsel has advised the Company that, based on their investigations and discovery to date, (i) the counterclaim for royalties is without merit and (ii) the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. Both Zila and Tinnell have filed motions for summary judgment, which have been denied. The Company currently intends to complete pretrial procedures and proceed to trial.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Saw Palmetto

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. As of January 31, 2003, approximately $2.3 million of saw palmetto product (net of reserve of $153,000) remains in inventory, representing approximately one-year supply based on year-to-date 2003 sales. Allowances have been recorded where appropriate to reduce the carrying value of the inventory to its estimated market value. However, the ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on the Company’s ability to maintain the quality of the current inventory, to avoid spoilage and to sell the inventory for a price greater than the carrying value.

The Company made a large sale of $357,000 in the three months ended January 31, 2003 at $42,000 below its cost. The Company’s intention is to sell the remaining inventory of saw palmetto by the end of the current fiscal year. While the Company has not made a decision to sell the remaining inventory below its cost, the ultimate sales price may be less than the current carrying value of the inventory.

ViziLite™

In December 2001, the Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology.  The Company issued 2,000,000 shares of its stock that were valued at $2,607,000 for the rights.  In addition, the Company has $257,000 of ViziLite™ product inventory. Actual sales to date of the ViziLite™ product through the exclusive distributor of this product have been below the Company’s original plans.  It currently has several initiatives underway to stimulate sales of the ViziLite™ product during the current fiscal year. If sales do not reach expected levels, the Company may have to reduce the carrying value of the assets related to ViziLite™.

11.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the three and six months period ended January 31, 2002, the management of the Company determined that certain of its historical accounting practices were not appropriate under accounting principles generally accepted in the United States of America (“GAAP”), as discussed below.

•

Since 1992, the Company had been capitalizing deferred licensing costs related to the OraTest® product, and amortizing these costs over the life the OraTest® patent. The Company has determined that these costs should have been expensed as incurred.

•

During December 2001, the Company issued 375,000 shares of restricted common stock with the value of $367,000 to The Trylon Corporation in payment for future research and development services, which was capitalized. The Company has determined that because the shares would not be returned to it under any circumstance, the amount should have been recorded as research and development expense when the shares were issued.

•

In January 2001, the Company entered into a perpetual licensing agreement and recognized revenue of $483,000. The Company has determined that because of its continuing involvement in the generation of revenues under the licensing agreement, the revenue should have been deferred and recognized over the expected economic life of the license agreement of approximately eight years.

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

As a result, the accompanying financial statements for the three and six months ended January 31, 2002 have been restated from the amounts previously reported to correct the accounting for these transactions.  A summary of the significant effects of the restatement is as follows:

	Three months ended January 31, 2002		Six months ended January 31, 2002

	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)

Net revenues	$8,764,062	$8,826,561	$17,653,936	$17,716,435
General and administrative	3,249,312	3,214,891	6,073,949	6,002,358
Research and development	789,050	1,261,879	1,356,739	1,829,568
Depreciation and amortization	864,469	833,323	1,698,868	1,636,576
Loss from operations	(2,762,698)	(3,107,461)	(3,561,706)	(3,838,153)
Interest income	16,111	11,935	37,951	29,599
Loss before income taxes	(2,918,212)	(3,267,151)	(3,891,851)	(4,176,650)
Income tax expense	(3,179,343)	(3,896,299)	(3,189,824)	(3,906,780)

Loss from continuing operations	(6,097,555)	(7,163,450)	(7,081,675)	(8,083,430)
Gain from discontinued operations	123,707	123,707	116,459	116,459

Net loss	$(5,973,848)	$(7,039,743)	$(6,965,216)	$(7,966,971)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.16)	$(0.15)	$(0.18)
Gain from discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss	$(0.13)	$(0.16)	$(0.15)	$(0.18)

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

          Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, over-the-counter and prescription industries; (iii) our ability to maintain the quality of the inventory and to sell our line of saw palmetto products for a price greater than the carrying value; (iv) a decision to sell all or a portion of the saw palmetto inventory in bulk rather than in the normal course at lower than our cost; (v) increased competition from current competitors and new market entrants; (vi) our reliance on single source manufacturing locations for several of our products; (vii) adverse publicity regarding the industries in which we market our products; (viii) our dependence upon our ability to develop and market new products; (ix) our ability to gain or expand distribution within new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulations; (xii) our ability and the ability of our suppliers to continue to comply with current good manufacturing practices (GMP) and other applicable regulatory requirements; (xiii) exposure to product liability claims; (xiv) dependence on significant customers; (xv) our ability to keep and attract key management employees; (xvi) our inability to manage growth and execute our business plan; (xvii) sales and earnings volatility; (xviii) volatility of the stock market; (xix) our reliance on independent brokers to sell many of our products; (xx) our inability to protect our intellectual property; and (xxi) a general downturn in the national economy as a whole.

          Included among the factors affecting the OraTest® product are (i) successful completion of the clinical study; (ii) our ability to fund the clinical study under terms that are reasonable and prudent for us; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical study and the FDA review process; (v) the stability of the Zila® Tolonium Chloride drug substance; (vi) the limitations on indicated uses for which the OraTest® product may be marketed; and (vii) if approved, our ability to fund the regulatory, manufacturing, and marketing costs and the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.  For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

Effect of Restatement of Financial Statements

          As discussed in Note 11 of the notes to condensed consolidated financial statements, we have restated our financial statements for the three and six months ended January 31, 2002. The restatement reflects adjustments related to (i) expensing of certain deferred licensing costs related to the OraTest® product that were previously capitalized; (ii) reversal of certain license revenue; (iii) revision of the amortization period related to the purchased technology rights; (iv) severance payments made to several former employees when terminated; and (v) expensing certain research and development costs associated with the Trylon transaction. The following management discussion and analysis gives effect to the restatement.

Critical Accounting Policies

          There are several accounting policies that we believe are significant to the presentation of our condensed consolidated financial statements. The most critical policies include those related to revenue recognition, use of estimates and intangible assets.

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

          Intangible Assets - Our policy is to review the carrying amounts of goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation, or other items.

          In evaluating the recoverability of goodwill and other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cashflows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

COMPANY OVERVIEW

          Zila is a manufacturer and marketer of pharmaceutical, nutritional and biotechnology products.  During the three and six months ended January 31, 2003, we had three major product groups: Nutraceuticals, Pharmaceuticals and Biotechnology.  The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its wholly-owned subsidiary, Zila Nutraceuticals, Inc., formerly known as Inter-Cal Corporation, Inc., the manufacturer and marketer of Ester-C®, a patented and unique form of Vitamin C and the Palmettx®™ line of botanical products. The Pharmaceuticals Group consists of the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite™ disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). The Biotechnology Group includes the OraTest® product, an oral cancer detection system, and the Zila® Tolonium Chloride technologies for cancer and pre-cancer detection and treatment.

          In November 2001, we decided to sell the operations of the Zila Dental Supply business.  These operations were sold in two separate transactions during the second fiscal quarter of 2002, however one of the transactions did not qualify as a sale for accounting purposes until June 2002. The accompanying financial statements for the three months and six months ended January 31, 2002 reflect the ZDS business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and have been restated to conform to discontinued operations treatment for all historical periods presented.

RESULTS OF OPERATIONS

Comparison of the three months ended January 31, 2003 with the three months ended January 31, 2002

Total Company

          Net revenues increased 35.7% to $12.0 million for the three months ended January 31, 2003, compared to revenues of $8.8 million for the second quarter of the prior year. The increase is due primarily to sales increases in both the Nutraceuticals Group and Pharmaceuticals Group.

          For the three months ended January 31, 2003, cost of products sold as a percentage of net revenues increased to 41.0% from 36.3% in the prior fiscal year. An increase in cost of products sold occurred in the Pharmaceuticals Group due to (i) one-time charges associated with bringing the manufacturing of Zilactin® products in house; (ii) additional direct labor costs at IST associated with the startup of two new small swab assembly systems that were installed during the quarter; and (iii) increase in sales of IST products that have a higher cost as a percentage of sales.  This increase was offset by a reduction in the Nutraceuticals Group cost of products sold due to increased absorption of overhead costs resulting from higher production levels.

          Marketing and selling expenses for the three months ended January 31, 2003 were $2.9 million, compared to $3.4 million in the three months ended January 31, 2002.  The decrease is primarily attributable to reduced marketing and selling expenses in the Pharmaceuticals Group due to the elimination of several product lines that were present in the prior year and a decrease in expenses in Europe and China related to cutbacks in programs and personnel as we focus on our core strengths and objectives.

          We incurred general and administrative expenses of $3.3 million, or 27.5% of net revenues, during the three months ended January 31, 2003 compared to $3.2 million, or 36.4% of net revenue in the same quarter in fiscal 2002. The increase in general and administrative expenses is attributable primarily to increased legal and accounting expenses related to the restatement of the financial statements.

          During the second three-month period of 2003, we incurred severance and related charges of $179,000 related to employee terminations, recruiting fees and relocation expenses.

          Research and development expenses decreased $445,000, or approximately 35.3%, from $1.3 million in the three months ended January 31, 2002 to $817,000 for the same period in fiscal year 2003. The decrease is primarily due to the expensing of $473,000 of prepaid research and development services related to a future product using the ViziLite™ technology in the second quarter of 2002. Costs related to the OraTest® product Phase III clinical study increased $231,000 during the three months ended January 31, 2003 when compared to the previous year, offset by reductions in the Pharmaceuticals and Nutraceuticals Groups and in China and Europe.

          Depreciation and amortization expenses decreased to $622,000 in the three months ended January 31, 2003 from $833,000 for the same period in fiscal year 2002. The decrease is due primarily to the cessation of amortization of goodwill offset by the inclusion of the amortization related to the ViziLite™ product.

          We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. For the three months ended January 31, 2003 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. During the three months ended January 31, 2002, we recorded a tax expense of $3.9 million primarily due to an increase in the deferred tax asset valuation reserve related to management’s evaluation of the deferred tax asset.  As of January 31, 2003, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

          Net revenues for the Nutraceuticals Group for the three months ended January 31, 2003, were $7.1 million, a 36.3% increase, compared to $5.2 million for the corresponding 2002 fiscal quarter. Sales of Ester-C® for the three months ended January 31, 2003 increased 36.6% over the same period last year. Sales to existing customers rose during the quarter due to radio and television advertising of the Ester-C® products that we believe has increased brand awareness of the products with consumers.  Sales of saw palmetto products increased 34.3% in the three months ended January 31, 2003 over the prior year quarter due to a large sale at less than our carrying cost during the current quarter.

          Cost of products sold, as a percentage of net revenues for the Nutraceuticals Group, was 35.9% for the three months ended January 31, 2003 and 37.8% for same period in fiscal 2002. The decrease was caused primarily by the improved manufacturing efficiency that increased the volume of Ester-C® products produced during the current period.

          Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. We estimate that the price of ascorbic acid will increase during the fiscal year 2003 for shipments of ascorbic acid to be received throughout the fiscal year. This expected price increase  caused us to raise our prices for Ester-C® products by approximately 10% in order offset the effects of the higher cost of ascorbic acid.

          As of January 31, 2003, approximately $2.3 million (net of an allowance of $153,000) of saw palmetto products remain in inventory. We do not intend to purchase additional saw palmetto inventory in the foreseeable future. We have recorded reserves where appropriate to reduce the carrying value of the inventory to its estimated market value. During the three month periods ended January 31, 2003 and 2002, we recorded charges of $143,000 and $55,000, respectively, to reduce the carrying value of its saw palmetto inventory due to spoilage costs and costs in excess of current market prices.

          We made a large sale of $357,000 in the three months ended January 31, 2003 at $42,000 below its cost. Our intention is to sell the remaining inventory of saw palmetto by the end of the current fiscal year. While we have not made a decision to sell the remaining inventory below our cost, future sales may be less than the current carrying value of the inventory.  The ultimate probable future economic benefit associated with the saw palmetto inventory is contingent on our ability to maintain the quality of the products we currently hold in inventory and to sell our line of saw palmetto products for a price greater than the carrying value of the inventory.

Pharmaceuticals Group

          The Pharmaceuticals Group had net revenues of $4.9 million for the three months ended January 31, 2003, a 36.1% increase over the $3.6 million recorded during the previous year period. Sales of the Zilactin® line of products decreased 25.3% in the three months ended January 31, 2003 when compared to the same quarter in fiscal 2002 due primarily to increased competition and a temporary decrease in product availability related to a change in suppliers. Net sales of the Peridex® product increased 127.2% to $1.8 million in the three months ended January 31, 2003 due primarily to increased purchases related to the contractual commitments of Omnii Oral Pharmaceuticals (“Omnii”) to us. The current contract requires Omnii to purchase Peridex® only during the first three quarters of fiscal 2003, whereas Omnii purchased Peridex® in all four quarters of fiscal 2002.  Sales for the IST division (net of intercompany sales) were $1.2 million, compared to $268,000 last year, as we produced two new products for a United States based healthcare company.

          Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment increased to 46.4% during the three months ended January 31, 2003 from 30.3% in the previous fiscal year quarter. Cost of products sold as a percentage of net revenues for the Zilactin® line of products increased from 27.5% in the three months ended January 31, 2002 to 46.5% due to transfer and one-time validation costs related to the change in suppliers of the products. Cost of products sold as a percentage of net revenues for IST (which represented 24.6% and 7.5% of the Pharmaceutical Group’s revenue during the three months ended January 31, 2003 and 2002, respectively), increased from 81.6% in the three months ended January 31, 2002 to 85.6% in the current year period due to (i) a change in the mix of products sold as the two new products have a higher cost as a percentage of sales price; and (ii) an increase in manufacturing costs during the quarter attributable to the startup inefficiencies related to the installation of the new machinery.

Biotechnology Group

          During the three months ended January 31, 2003 and 2002, revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal.

          Total operating expenses for the Biotechnology segment were $1.0 million for the three months ended January 31, 2003, a 14.6 % decrease over the $1.2 million for the corresponding three month period in 2002.  The decrease is due primarily to (i) reduced expenses related to the suspension of sales and marketing expenses related to the OraTest® product in the United Kingdom and China of approximately $275,000; and (ii) reduced general and administrative expenses at the manufacturing facility in Phoenix, Arizona of approximately $131,000; offset by an increase in the Phase III clinical study costs related to the OraTest® product of approximately $231,000.

Comparison of the First Six Months of 2003 with the First Six Months of 2002

Total Company

          Net revenues increased 28.2% to $22.7 million for the six months ended January 31, 2003 compared to revenues of $17.7 million for the same period in the prior year. The increase is due primarily to sales increases in both the Nutraceuticals Group and Pharmaceuticals Group.

          For the six months ended January 31, 2003, cost of products sold as a percentage of net revenues increased to 40.4% from 35.7% in the prior fiscal year. An increase in cost of products sold occurred in the Pharmaceuticals Group due to charges associated with relocating the manufacturing of several Zilactin® products, additional direct labor costs at IST associated with the installation of two new small swab assembly systems, and the increase in IST revenue at a higher cost of products sold offset by a reduction in the Nutraceuticals Group cost of products sold due to increased absorption of overhead due to higher production volume.

          Marketing and selling expenses for the six months ended January 31, 2003 were $5.6 million, compared to $5.8 million in the prior year period.  The decrease is primarily attributable to reduced marketing and selling expenses in the Pharmaceuticals Group due to the elimination of several product lines that were present in the prior year and a decrease in spending in Europe and China related to cutbacks in programs and personnel as we focus on our core strengths and objectives.

          General and administrative expenses were $6.4 million, or 28.1% of net revenues, during the six months ended January 31, 2003 compared to $6.0 million, or 33.9% of net revenue in the same period in fiscal 2002. The increase in general and administrative expenses is primarily due to increased legal and professional services from the restatement of the financial statements.

          During the first six months of 2003, we incurred severance and related charges of $1,059,000 because of employee terminations, recruiting fees and relocation expenses.

          Research and development expenses decreased $249,000, or approximately 13.6%, from $1.8 million in the six months ended January 31, 2002 to $1.6 million for the same period in fiscal year 2003. The decrease is due to the expensing of future research and development services related to the ViziLite™ technology in December 2001, a reduction in expenses in the Pharmaceuticals and

Nutraceuticals Group, offset by an increase in the Phase III clinical trial expenses for the OraTest® product.

          In the six months ended January 31, 2003, depreciation and amortization expenses decreased to $1.2 million from $1.6 million for the same period in fiscal year 2002. The decrease is due primarily to the cessation of amortization of goodwill offset by the inclusion of the amortization related to the ViziLite™ product.

          For the six months ended January 31, 2003 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. During the six months ended January 31, 2002, we recorded a tax expense of $3.9 million primarily due to an increase in the deferred tax asset valuation reserve related to management’s evaluation of the deferred tax asset.  As of January 31, 2003, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

          Net revenues for the Nutraceuticals Group for the six months ended January 31, 2003 were $13.6 million, a 36.9% increase, compared to $9.9 million for the corresponding six month period in fiscal 2002.   The increase was due to higher sales of both Ester-C® and saw palmetto products.

          Cost of products sold, as a percentage of net revenues for the Nutraceuticals Group, was 34.6% for the six months ended January 31, 2003 and 38.4% for same period in fiscal 2002. The decrease was caused primarily by the higher percentage of sales of the Ester-C® line of products, which had a higher profit margin than the Palmettx® line of products during the period.

Pharmaceuticals Group

          The Pharmaceuticals Group had net revenues of $9.1 million for the six months ended January 31, 2003, a 18.0% increase over the $7.7 million recorded during the previous year period. Net sales of the Peridex® product increased 67.8% to $3.2 million in the six months ended January 31, 2003 due primarily to increased purchases related to the contractual commitments of Omnii. The current contract requires Omnii to purchase Peridex® only during the first three quarters of fiscal 2003, whereas Omnii purchased Peridex® in all four quarters of fiscal 2002 resulting in increased quarterly purchases during the first six months of fiscal 2003.  During the first six months of fiscal 2003, Omnii made purchases of $1.5 million compared to $843,000 during the same period in fiscal 2002. As a result of Omnii and other customers purchasing a significant portion of their annual requirements during the first six months of 2003, sales of Peridex® for the second six months are expected to be significantly less.

          Sales for the IST division (net of intercompany sales) were $2.1 million compared to $564,000 last year, as we produced two new products for a United States based healthcare company. Sales of the Zilactin® line of products declined 27.1% from $5.2 million during the six months ended January 31, 2002 to $3.8 million during the same period in fiscal 2003 due to increased competition and a decrease in product availability due to the change in suppliers.  The suppliers of the Zilactin® products are expected to return to historical levels of production in the third quarter of fiscal 2003.

          Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment increased to 45.6% during the six months ended January 31, 2003 from 27.5% in the previous fiscal year quarter. Cost of products sold as a percentage of net revenues for the Zilactin® line of products increased due to startup and one-time validation costs and transfer and packaging costs related to the change in suppliers of the products. Cost of products sold as a percentage of net revenues for IST increased due to a change in the mix of products sold and an increase in manufacturing costs during the period attributable to the startup inefficiencies related to the installation of the new machinery.

Biotechnology Group

          During the six months ended January 31, 2003 and 2002, revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal.

          Total operating expenses for the Biotechnology segment were $2.0 million for the six months ended January 31, 2003, a 9.8% decrease over the $2.2 million for the corresponding period in 2002.  The decrease is due primarily to (i) reduced expenses related to the sale of the OraTest® product in the United Kingdom and China of $68,000; (ii) reduced general and administrative expenses primarily at the at the manufacturing facility in Phoenix, Arizona of $121,000; (iii) reduced research expenses in China of $169,000; offset by an increase of $508,000 in the costs related to the Phase III clinical study for the OraTest® product.

LIQUIDITY AND CAPITAL RESOURCES

          At January 31, 2003, our primary sources of liquidity included cash and cash equivalents of $1.5 million and the line of credit discussed below.  Working capital decreased to $7.9 million at January 31, 2003 from $10.8 million at July 31, 2002, and the current ratio decreased to 1.7 at January 31, 2003 from 2.5 at July 31, 2002. The primary reason for the decrease in working capital is the increase in accounts payable and short-term borrowings during the six-month period.

          Net cash used in operating activities was $1.3 million during the six months ended January 31, 2003 and was attributable to the net loss of $2.5 million offset by non-cash items of $1.2 million. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $2.7 million related to an increase in sales; (ii) a decrease in inventory of $2.1 million related primarily to the increase in sales of Nutraceutical products and lower inventory purchases in the Pharmaceuticals Group; and (iii) an increase in accounts payable and accrued expenses of $900,000.

          Net cash used in investing activities was $1.4 million related primarily to equipment purchases at IST and patent filings for Zila Nutraceuticals and the OraTest® product.

          Net cash provided by financing activities during the six months ended January 31, 2003 was $2.6 million.  Significant changes were: (i) short-term borrowings increased by approximately $2.4 million related to increased borrowings on the line of credit and the financing of several insurance policies; (ii) the net increase in long-term debt of $255,000 was related to the investment made by PharmaBio Development, Inc. offset by repayments of the bonds payable related to the Zila Nutraceuticals facility; and (iii) the repurchase of 30,100 shares of Zila common stock on the open market.

          On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $6.6 million, of which, borrowings of $2.2 million were outstanding at January 31, 2003.  The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004; however amounts due under the line of credit are classified as current because of certain provisions required by Congress. The Congress Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that we have incurred a “material adverse change.” While we do not believe that any events have occurred during fiscal 2003 that would constitute a material adverse change, such determination is solely the responsibility of Congress.

          Under our Agreement with Congress we are required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective February 1, 2003, Congress and we modified the Congress Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million and added a new financial covenant that is based on EBITDA (earnings before interest, taxes, depreciation and amortization). The EBITDA covenant is applicable for any period of time in which we have excess availability (as defined) of less than $2.5 million under the agreement.

          In addition, we must provide Congress with a forecast of our projected income and expenses for fiscal year 2004 by June 30, 2003, to form the basis of the EBITDA covenant for fiscal year 2004.  If we do not provide the forecast by that date, we will be in default under the Congress Agreement.  At January 31, 2003, we had tangible net worth of $14.5 million, and were, therefore in compliance with the modified tangible net worth covenant and had excess availability (as defined) of $4.4 million.

          On December 18, 2002, we entered into an Investment Agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp. whereby PharmaBio invested $500,000 in Zila, Inc. In return for the investment, Zila agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”).  The aggregate amount of the Royalty cannot exceed $1.25 million. The investment was recorded as long-term debt and will be amortized using the effective interest method.

          During October 2000, the Nutraceuticals Group moved into its new manufacturing and laboratory facility in Prescott, AZ.  The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), $3.9 million of Series A bonds and  $1.1 million of Taxable Series B bonds, the proceeds of which were loaned to Oxycal for the construction of the facility. As of January 31, 2003, the Bonds outstanding consisted of $3.8 million Series A bonds, which carried an interest rate of 1.4%. During the three months ended October 31, 2002, principal payments made to the sinking fund repaid the Taxable Series B bonds in full. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One and is guaranteed by Zila.

          On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the three months ended October 31, 2002, we repurchased 30,100 shares of our common stock for $36,253. No shares were repurchased during the three months ended January 31, 2003. As of January 31, 2003, we had repurchased 225,100 shares for $571,373.

          On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the six months ended January 31, 2003, we paid dividends of $29,250 and we have accumulated accrued dividends of $19,500 as of January 31, 2003.

          The table below summarizes our future cash contractual obligations:

	Long-Term Debt	Short-Term Debt	Operations Leases	Severance	Other	Total

02/1/03 to 7/31/03	$243,907	$2,459,559	$199,462	$218,975		$3,121,903
2004	458,497		398,312	71,588	$57,600	985,997
2005	425,784		254,184		57,600	737,568
2006	425,784		111,926			537,710
2007	425,784		68,004			493,788
Thereafter	2,374,634		34,002			2,408,636

Total	$4,354,390	$2,459,559	$1,065,890	$290,563	$115,200	$8,285,602

          In December 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology.  We issued 2,000,000 shares of Zila common stock that were valued at $2,607,000 for the rights.  In addition, we have $277,000 of ViziLite™ product inventory as of January 31, 2003.   Actual sales to date of the ViziLite™ product have been significantly below our original plans.  We currently have several initiatives underway to stimulate sales of the ViziLite™ product during the current fiscal year. If sales do not reach certain levels, we may have to reduce our carrying value of the assets related to ViziLite™.

          Our current intention is to sell the remaining inventory of saw palmetto by the end of the current fiscal year. While we have not made a decision to sell the remaining inventory below our cost, future sales may be less than the current carrying value of the inventory.  Factors we will consider in our determination of the appropriate disposition of the inventory include, but are not limited to: (i) the overall terms and conditions of formal offers received, if any; (ii) the expected future market for saw palmetto products; (iii) our actual operating performance in relation to the fiscal 2003 plan; (iv) the extent and availability of funds to support the clinical study related to the OraTest® products; and (v) our internal cost of capital.

          We also have approximately $443,000 of Zila® Tolonium Chloride drug substance, the active ingredient used in the OraTest® product, in inventory at our manufacturing facility in Phoenix, Arizona. We intend to realize the value of this inventory through sales in the United States, once final approval for the OraTest® products are received from the FDA, and in Europe and Asia, after utilizing approximately $112,000 of OraTest® finished product located in the U.K. prior to the date we expect sales in the United States. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date we expect sales in the United States.  Previous testing indicates that the drug substance product is stable and we expect to be able to extend the expiration dates of the entire drug substance inventory through the date we expect sales in the U.S. An extensive stability-testing program was begun in the second quarter of 2003 and was performed on the entire drug substance inventory.  After three months of stability testing, the data acquired will be analyzed and, if previous testing results are confirmed, used to support the extension of the shelf life of the inventory beyond their current expiration dates.  However, no assurance can be given that such future testing efforts will be successful and the expiration dates will be extended. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance inventory.

          During the third quarter of fiscal year 2002, we determined that completion of the OraTest® Phase III clinical trial would require a substantial number of additional patients and has been evaluating the number of patients required to complete the study. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. Factors that affect the cost and timing of completion of the study include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population, (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

          We requested proposals from several of the largest, highest quality and most prominent Clinical Research Organizations (“CROs”) with worldwide capabilities, and received fee quotations from them. Each CRO agreed that the current study could be transitioned successfully without compromising any of the study data.  In January 2003, we announced that we had contracted with Quintiles Transnational Corp. (“Quintiles”), (Nasdaq:QTRN) a large pharmaceutical-outsourcing services company, to take over as the CRO for the continuing phase III clinical trial of the OraTest® oral cancer detection product.

          In order to support the larger number of patients needed to complete the study, we intend to increase the rate of funding for the study and the number of clinical sites in high-density oral cancer regions around the world. This effort is currently underway and we believe that we will have sufficient funds for the clinical trial for the current fiscal year. We will, however, require additional funds to support an expansion of the OraTest® clinical trial costs extending beyond fiscal year 2003. If such funds do not become available on terms acceptable to us, we believe we could continue to fund the OraTest® clinical trial beyond fiscal year 2003, but at a slower rate than planned. We are currently considering possible financing sources such as strategic partners and are pursuing funding strategies that, if completed, would provide significant funding for the clinical trial. We are also considering the possible liquidation of certain Zila assets outside our areas of core competency as part of our focus on core strengths and objectives. These assets could also provide significant funding for the clinical trial. There is no assurance that such funds will be available on terms acceptable to us.

          We believe that cash generated from our operations, our investing activities and the availability of cash under our line of credit will be sufficient to finance our level of operations, the OraTest® clinical trial, anticipated capital expenditures and the stock repurchase program through fiscal year 2003. We will require additional funds to support the production and future OraTest® clinical costs at planned levels. There can be no assurances that such funds will be available on terms acceptable to us. If such funds do not become available on terms acceptable to us, we believe we could continue to fund the OraTest® clinical trial beyond fiscal year 2003, but at a slower rate than planned.  If the pace of the clinical trial is slowed, it may result in a reduction of the carrying value of OraTest® related assets.  As stated above, we are considering the possible liquidation of certain Zila assets outside our areas of core competency as part of Zila’s focus on core strengths and objectives.  These sales could provide significant funding for the clinical trial.

RECENT ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”.  Issue No. 01-9 consolidates Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”.  EITF 01-9 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25.  We adopted EITF 01-09 effective February 1, 2002.

          The implementation of EITF 01-9 requires a change to the way we previously classified certain sales incentives that were previously recorded as selling, general and administrative expenses.  We have restated our historical net sales, cost of sales and selling, general and administrative expenses as a result of the implementation of the consensus of Issue 01-9.

          The table below shows the effect of the Issue No. 01-9 adjustment to revenues and selling, general and administrative expense for the three months and six months ended January 31, 2002.

	Three months ended January 31,2002	Six months ended January 31,2002

Pre-adoption net revenues	$8,974,873	$17,966,093
Reclassifications of sales incentives from selling and marketing expenses	148,312	249,658

Net revenues reported	$8,826,561	$17,716,435

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for us in the third quarter of fiscal year 2003. We do not expect the adoption of SFAS No. 145 to have a significant effect on our results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to market risk primarily from interest rates .

          We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.25% at January 31, 2003). At January 31, 2003, we had borrowings outstanding under this line of credit of $2.2 million. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital

Markets and fluctuate based on market conditions and was 1.4% at January 31, 2003. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

During the 90-day period prior to the date of the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. However, weaknesses were noted in the areas of income tax accounting, and the evaluation of inventory and intangible assets for proper value. Prior to this evaluation and in view of (i) the restatement described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited), and (ii) the internal control deficiencies noted by our independent auditors in connection with the annual audit of our financial statements, the Chief Executive Officer and Chief Financial Officer directed that steps be taken to enhance the understanding and implementation of our controls and procedures.  We intend to continue to examine, refine and formalize our disclosure and internal controls and procedures.

(b) Changes in Internal Controls

There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation.

Part II - Other Information

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

          Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)

The Company held its annual meeting of stockholders in Phoenix, Arizona on January 14, 2003.  A total of 37,884,362 shares of common stock, 83% of the outstanding shares, were represented in person or by proxy.

(b)	The following seven directors were each elected to a term expiring at the next annual meeting:

	Number of Shares
Name	For	Withheld

Douglas D. Burkett	37,303,738	580,624
Christopher D. Johnson	36,223,066	1,661,296
Michael S. Lesser	36,235,276	1,649,086
Kevin J. Tourek	36,238,596	1,645,766
S. Timothy Rose, D.D.S.	37,320,221	564,141
John Edward Porter	37,476,458	407,904
Morris C. Aaron	36,597,148	1,287,214

(c)

The Company’s stockholders approved the selection of Deloitte & Touche LLP as auditors for the Company for its 2003 fiscal year as follows: 36,242,211 shares voted in favor; 1,494,662 shares voted against; and 147,489 shares abstained (including broker non-votes).

(d)

The Company’s stockholders approved the Amendment to the Non-Employee Directors Stock Option Plan as follows: 29,108,170 shares voted in favor, 4,444,085 shares voted against; and 4,332,107 shares abstained (including broker non-votes).

ITEM 5.  OTHER INFORMATION

On February 24, 2003, the Company announced the appointment of Lawrence J. Batina as its new Chief Financial Officer and Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

10-D	Amendment to the Non-Employee Directors Stock Option Plan (as amended through September 26,2002) *

10-E	General Services Agreement between Zila, Inc. and Quintiles, Inc. dated December 18, 2002. (without exhibits)

10-F	Investment Agreement between Zila, Inc. and PhamaBio Development, Inc. dated December 18, 2002.

10-G	Offer letter between Zila, Inc. and Lawrence J. Batina dated January 27, 2003

99.1

Fourth amendment dated January 31, 2003 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation.

99.2	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer

99.3	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer

* Incorporated by reference to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission dated December 12, 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2003	By:/s/ DOUGLAS D. BURKETT Ph. D.

Douglas D. Burkett Ph.D.
President, Chairman of the Board
(Principal Executive Officer)

By:/s/ LAWRENCE J. BATINA

Lawrence J. Batina
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

Date: March 17, 2003

/s/ DOUGLAS D. BURKETT Ph. D.

Douglas D. Burkett Ph. D.
Chief Executive Officer

     I, Lawrence J. Batina, certify that:

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

Date: March 17, 2003

/s/ LAWRENCE J. BATINA

Lawrence J. Batina
Chief Financial Officer