Form 10-Q
period 2003-04-30
ZILA INC
filed 2003-06-16
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes       No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At April 30, 2003, the number of shares of common stock outstanding was 45,511,969.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2003	July 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,843,581	$1,604,205
Trade receivables—net	9,584,268	5,694,856
Inventories—net	6,623,392	8,868,539
Prepaid expenses and other current assets	2,589,218	2,085,137

Total current assets	20,640,459	18,252,737

PROPERTY AND EQUIPMENT—net	9,657,587	8,848,299
TRADEMARKS AND OTHER INTANGIBLE ASSETS—net	13,924,321	14,356,652
PURCHASED TECHNOLOGY RIGHTS—net	4,108,633	4,467,579
GOODWILL—net	11,014,385	11,014,385
OTHER ASSETS	782,651	421,001

TOTAL	$60,128,036	$57,360,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,551,396	$3,249,649
Accrued liabilities	3,849,984	3,588,627
Short-term borrowings	3,106,225	99,784
Current portion of long-term debt	485,443	489,161

Total current liabilities	12,993,048	7,427,221

LONG-TERM DEBT—net of current portion	3,862,741	3,610,483

Total liabilities	16,855,789	11,037,704

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock—Series B, $.001 par value—authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value—authorized 65,000,000 shares, issued 45,737,069 shares (April 30, 2003) and 45,666,160 (July 31, 2002 )	45,737	45,666
Capital in excess of par value	83,034,248	82,899,967
Accumulated other comprehensive loss	(70,819)	(75,376)
Accumulated deficit	(39,628,046)	(36,474,688)
Common stock in treasury, at cost, 225,100 shares (April 30, 2003) 195,000 shares (July 31, 2002)	(571,373)	(535,120)

Total shareholders’ equity	43,272,247	46,322,949

TOTAL	$60,128,036	$57,360,653

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
		(As Restated see Note 11)		(As Restated see Note 11)

NET REVENUES	$12,424,552	$8,352,520	$35,136,507	$26,068,955

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,132,406	3,047,920	14,301,338	9,369,359
Marketing and selling	2,829,894	3,005,709	8,410,356	8,770,356
General and administrative	3,176,077	2,582,610	9,544,111	8,584,968
Severance and related charges	251,309		1,310,305
Research and development	940,507	890,976	2,521,569	2,720,544
Depreciation and amortization	615,704	887,220	1,828,559	2,523,796

	12,945,897	10,414,435	37,916,238	31,969,023

LOSS FROM OPERATIONS	(521,345)	(2,061,915)	(2,779,731)	(5,900,068)

OTHER INCOME (EXPENSE):
Interest income	964	11,355	13,399	40,954
Interest expense	(98,745)	(113,166)	(262,911)	(392,415)
Other (expense) income	(19,729)	52,704	(94,865)	(36,143)

	(117,510)	(49,107)	(344,377)	(387,604)

LOSS BEFORE INCOME TAXES	(638,855)	(2,111,022)	(3,124,108)	(6,287,672)
INCOME TAX BENEFIT (EXPENSE)		276,504		(3,630,276)

LOSS FROM CONTINUING OPERATIONS	(638,855)	(1,834,518)	(3,124,108)	(9,917,948)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Dental Supply Segment		(287,712)		(664,978)
Gain from disposal of full-service business of Dental Supply segment, net of income tax of $329,149				493,725

Total loss from discontinued operations		(287,712)		(171,253)

NET LOSS	(638,855)	(2,122,230)	(3,124,108)	(10,089,201)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(648,605)	$(2,131,980)	$(3,153,358)	$(10,118,451)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.22)
Loss from discontinued operations	0.00	(0.01)	0.00	(0.01)

NET LOSS	$(0.01)	$(0.05)	$(0.07)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	45,508,295	45,471,160	45,479,341	44,545,095

NET LOSS	$(638,855)	$(2,122,230)	$(3,124,108)	$(10,089,201)
Foreign currency translation adjustments	(1,085)	(66,500)	4,557	(46,959)

COMPREHENSIVE LOSS	$(639,940)	$(2,188,730)	$(3,119,551)	$(10,136,160)

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended April 30,
	2003	2002
		(As Restated see Note 11)
OPERATING ACTIVITIES:
Net loss	$(3,124,108)	$(10,089,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,828,559	2,523,796
Loss from discontinued operations		171,252
Warrants issued for services	70,568
Deferred income taxes and other	(85,551)	3,896,769
Change in assets and liabilities:
Receivables—net	(3,889,412)	1,166,845
Inventories	2,245,147	2,395,401
Prepaid expenses and other assets	(865,731)	(127,334)
Accounts payable and accrued liabilities	2,563,104	879,754

Net cash (used in) provided by operating activities	(1,257,424)	817,282

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,564,835)	(341,643)
Net proceeds from disposition of discontinued operations		5,751,453
Retained liabilities of discontinued operations		(1,791,983)
Purchases of intangible assets	(191,627)	(988,806)

Net cash (used in) provided by investing activities	(1,756,462)	2,629,021

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	3,006,441	(3,015,535)
Net proceeds from issuance of common stock	63,784	25,363
Acquisition of treasury stock	(36,253)
Dividends paid to preferred shareholders	(29,250)	(29,000)
Net proceeds (repayments) of long-term debt	248,540	(632,820)

Net cash provided by (used in) financing activities	3,253,262	(3,651,992)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,376	(205,689)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604,205	1,263,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,843,581	$1,058,246

CASH PAID FOR INTEREST	$139,558	$296,589

CASH PAID FOR INCOME TAXES	$192	$36,177

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock related to ViziLite in exchange for license and research and development		$2,946,522

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”) which did business under the name Zila Dental Supply (“ZDS”), Zila Technologies, Inc., Zila Swab Technologies, Inc. (“ZST”) dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Zila’s annual financial statements except as modified for interim accounting policies that are within the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as discussed in Note 4. The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present Zila’s financial position as of April 30, 2003, and results of its operations and its cash flows for the three and nine month periods ended April 30, 2003 and April 30, 2002 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In November 2001, the Company decided to sell the operations of the ZDS business. These operations were sold in two separate transactions during the second fiscal quarter of 2002, however, one of the transactions did not qualify as a sale for accounting purposes until June 2002. The accompanying financial statements for the three months and nine month periods ended April 30, 2002 reflect the ZDS business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and have been restated to reflect discontinued operations treatment for all historical periods presented. Sales for ZDS for the three and nine month periods ended April 30, 2002 (through the dates of disposition) were $4,929,000 and $21,004,000, respectively.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans and the director’s stock option plan. Accordingly, no compensation cost has been recognized for stock-based employee and director compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company’s net loss attributable to common shareholders and loss per share attributable to common shareholders for the three months and nine months ended April 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below, followed by the model assumptions used:

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders as reported	$(648,605)	$(2,131,980)	$(3,153,358)	$(10,118,451)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,170)	(34,925)	(323,289)	(390,263)

Pro forma net loss attributable to common shareholders	$(683,775)	$(2,166,905)	$(3,476,647)	$(10,508,714)
Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.01)	$(0.05)	$(0.07)	$(0.23)
Pro forma	$(0.01)	$(0.05)	$(0.08)	$(0.24)
Black-Scholes model assumptions:
Risk-free interest rate	1.43	2.63	1.43	2.63
Expected volatility	90%	69%	90%	69%
Expected term (in years)	5.2	8.2	5.2	8.2
Dividend yield	0%	0%	0%	0%

Warrants issued for services are valued on the measurement date and expensed when the warrant holder’s performance is complete. The measurement date is generally the earlier of the date at which a commitment for performance by the warrant holder to earn the warrant is reached or the date at which the warrant holder’s performance is complete.

2.    NET LOSS PER COMMON SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Loss from continuing operations	$(638,855)	$(1,834,518)	$(3,124,108)	$(9,917,948)
Loss from discontinued operations		(287,712)		(171,253)

Net loss	(638,855)	(2,122,230)	(3,124,108)	(10,089,201)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(648,605)	$(2,131,980)	$(3,153,358)	$(10,118,451)

Average number of common shares outstanding:
Basic and diluted	45,508,295	45,471,160	45,479,341	44,545,095
Loss per common share from continuing operations:
Basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.22)
Loss per common share from discontinued operations:

Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Net loss per share:
Basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.23)

Since a loss from continuing operations was incurred for the three month and nine month periods ended April 30, 2003 and 2002, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock, were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month and nine month periods ended April 30, 2003 and April 30, 2002 were 69,528 and 77,121, respectively, and 6,625 and 6,542, respectively.

3.    INVENTORIES

Inventories consist of the following:

	April 30, 2003	July 31, 2002
Finished goods	3,456,061	$2,455,080
Work in process	577,329	1,806,783
Raw materials	2,976,470	4,899,401
Inventory reserves	(386,468)	(292,725)

	$6,623,392	$8,868,539

During the three month and nine month periods ended April 30, 2003 and April 30, 2002, the Company recorded charges of $120,000 and $0, respectively, and $293,000 and $55,000, respectively, to reduce the carrying value of its Saw Palmetto inventory costs to the current market price.

4.    INTANGIBLE ASSETS

In August 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. At October 31, 2002, the Company determined that purchased technology rights, patents and trademarks and other intangible assets had finite lives and, therefore, no transitional impairment test was required. As required by SFAS No. 142, the Company completed the first step of the transitional impairment test for goodwill during the second quarter of fiscal year 2003, and found that potential impairment existed in the reporting units within the Pharmaceutical and Nutraceutical segments as of August 1, 2002. The fair value of the reporting units was estimated using the expected present value of future cash flows.

The Company is in the process of completing the second step of the transitional impairment test to determine the amount of the impairment loss for the reporting units that failed the first step of the test. The second step analysis consists of comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. An impairment charge will result from any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The Company is required to complete the second step test prior to the end of the current fiscal year. The Company is still evaluating the results of the second step test. Based upon preliminary results of the step two test, the Company estimates that it may record a transitional impairment charge of approximately $3.5-$4.5 million related to the two reporting units within the Pharmaceutical segment. The Company estimates that there will be no transitional impairment charge for the Nutraceutical segment. This transitional impairment charge from implementing SFAS No. 142 will be recorded as a change in accounting principle and retroactive restate the first quarter of fiscal year 2003.

Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A summary of intangible assets at April 30, 2003 is presented below:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Trademarks	$11,533,833	2,535,183	8,998,650
Purchased technology rights	7,419,473	3,310,840	4,108,633
Patents	2,944,710	718,989	2,225,721
Licensing costs	2,709,144	422,110	2,287,034
Other	676,976	264,060	412,916

Total amortizable intangible assets	25,284,136	7,251,182	18,032,954

Unamortizable intangible assets:
Goodwill	16,530,985	5,516,600	11,014,385

Total intangible assets	$41,815,121	$12,767,782	$29,047,339

During the three months ended April 30, 2003, the Company capitalized $63,000 of legal fees associated with patent applications.

Intangible asset amortization expense for the three months and nine months ended April 30, 2003 was $335,000 and $983,000, respectively. Estimated amortization expense for the five succeeding fiscal years related to the existing intangible assets is as follows:

2003	$1,313,000
2004	$1,313,000
2005	$1,313,000
2006	$1,313,000
2007	$1,313,000

The changes in the carrying amount of goodwill for the nine months ended April 30, 2003 were as follows:

	Zila Pharmaceuticals	Zila Nutraceuticals	Total
Balance at July 31, 2002	$8,117,459	$2,896,926	$11,014,385
Change	—	—	—

Balance at April 30, 2003	$8,117,459	$2,896,926	$11,014,385

Amortization of goodwill for the three month and nine month periods ended April 30, 2002 was $295,057 and $885,171, respectively. Loss from continuing operations and net loss, as reported and as adjusted with the adoption of SFAS No. 142, are presented below:

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Reported loss from continuing operations	$(638,855)	$(1,834,518)	$(3,124,108)	$(9,917,948)
Add back: goodwill amortization, net of tax		295,057		885,171

Adjusted loss from continuing operations	$(638,855)	$(1,539,461)	$(3,124,108)	$(9,032,777)

Reported net loss	$(638,855)	$(2,122,230)	$(3,124,108)	$(10,089,201)
Add back: goodwill amortization, net of tax		295,057		885,171

Adjusted net loss	$(638,855)	$(1,827,173)	$(3,124,108)	$(9,204,030)

Basic and diluted loss per share:
Reported loss from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.22)
Add back: goodwill amortization, net of tax		0.01		0.02

Adjusted loss from continuing operations	$(0.01)	$(0.03)	$(0.07)	$(0.20)

Reported net loss	$(0.01)	$(0.05)	$(0.07)	$(0.23)
Add back: goodwill amortization, net of tax		0.01		0.02

Adjusted net loss	$(0.01)	$(0.04)	$(0.07)	$(0.21)

5.    DEBT

Under its Loan and Security Agreement (the “Agreement”) with Congress Financial Corporation (“Congress”), the Company is required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective February 1, 2003, the Company and Congress modified the Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million and executed a new financial covenant that is based on EBITDA (earnings before interest, taxes, depreciation and amortization). The EBITDA covenant is applicable to any period of time in which the Company has excess availability (as defined) of less than $2.5 million under the Agreement.

In addition, the Company must provide Congress with a forecast of its projected income and expenses for fiscal year 2004 by June 30, 2003, to form the basis of the EBITDA covenant for fiscal year 2004. If the Company does not provide the forecast by that date, the Company will be in default under the Agreement. At April 30, 2003, the Company had tangible net worth of $14.2 million, and was, therefore, in compliance with the modified tangible net worth covenant and had excess availability (as defined) of $4.7 million.

On December 18, 2002, the Company entered into an agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., whereby PharmaBio invested $500,000 in the Company. In return for the investment, the Company agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. The Royalty shall be calculated and paid quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), $3.9 million of Series A bonds and $1.1 million of Taxable Series B bonds, the proceeds of which were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. As of April 30, 2003, the Bonds outstanding consisted of $3.8 million Series A bonds, which carried an interest rate of 1.6%. During the three months ended October 31, 2002, principal payments made to the sinking fund repaid the Taxable Series B bonds in full. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One, N.A. and is guaranteed by Zila.

6.    SEVERANCE AND RELATED CHARGES

During the three months and nine months ended April 30, 2003, the Company incurred severance and other costs related to employee terminations, recruiting fees and relocation expenses of $251,309 and $1,310,305, respectively.

7.    INCOME TAXES

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. At the end of each fiscal quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended April 30, 2003 and April 30, 2002, the Company recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, in the three months ended April 30, 2002, the Company recorded a tax benefit of $276,504 related to refunds associated with the filing of two amended federal income tax returns during the quarter. The amended returns were filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carrybacks over five years instead of three.

At April 30, 2003, the Company has recorded total deferred tax assets of approximately $10.0 million. The Company has offset its total deferred tax assets with a valuation allowance due to the Company’s lack of an earnings history. The Company believes that the valuation allowance reduces deferred tax assets to the amount representing the Company’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. Because of this analysis, as of April 30, 2003 and 2002, the net deferred tax assets are valued at $0.

At April 30, 2003, the Company had federal income tax net operating loss carryforwards of approximately $18.6 million that expire in fiscal years 2009 through 2022 and Arizona income tax net operating loss carryforwards of approximately $4.7 million that expire in fiscal years 2003 to 2007.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant effect on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a significant effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of

FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in the third quarter of fiscal year 2003. The adoption of SFAS No. 145 did not have an effect on the Company’s results of operations or financial position.

9.    SEGMENT INFORMATION

The Company is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The Company has identified the following segments for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Pharmaceuticals, which includes Zila Pharmaceuticals, Inc. and the Zilactin® line of products in addition to Peridex®, ViziLite™ and the IST line of products; Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc., formerly known as Inter-Cal Corporation, Inc.; Biotechnology, which includes Zila Biotechnology, Inc. and the OraTest® and Zila® Tolonium Chloride technologies; and Corporate, which includes general, administrative and interest expenses for Zila, Inc. The Company evaluates performance and allocates resources to segments based on operating results.

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

The table below presents information about reported segments for the three months ended April 30 (in thousands):

	Pharmaceuticals	Nutraceuticals	Biotechnology	Corporate		Total
Net revenues:
2003	$4,281	$8,137	$7	$—		$12,425
2002	3,680	4,650	23	—		8,353
Income (loss) before income taxes:
2003	253	2,082	(1,463)	(1,511	)(a)	(639)
2002	(1,018)	757	(1,204)	(646)		(2,111)

Depreciation and amortization:
2003	153	257	176	30	616
2002	375	310	172	30	887

(a)	Includes $251,000 of severance and related costs.

The table below presents information about reported segments as of and for the nine months ended April 30 and total assets as of the end of each period (in thousands):

	Pharmaceuticals	Nutraceuticals	Biotechnology	Corporate		Total
Net revenues:
2003	$13,387	$21,733	$17	$—		$35,137
2002	11,400	14,583	86	—		26,069
Income (loss) before income taxes:
2003	837	5,211	(3,718)	(5,454	) (b)	(3,124)
2002	(920)	1,427	(3,496)	(3,299)		(6,288)
Depreciation and amortization:
2003	425	776	537	91		1,829
2002	993	924	519	88		2,524
Total assets:
April, 30, 2003	18,630	29,780	8,500	3,218		60,128
July 31, 2002	17,969	28,958	7,767	2,667		57,361

(b)	Includes $1,310,000 of severance and related costs.

10.    COMMITMENTS AND CONTINGENCIES

OraTest®

Clinical Trial—In January 2003, the Company entered into an agreement with Quintiles Transnational Corp. (“Quintiles”), (Nasdaq:QTRN) to assume responsibility for the continuing Phase III clinical trial of the OraTest® oral cancer detection product. In addition, the Company negotiated a strategic investment with PharmaBio, the investment arm of Quintiles as discussed in Note 5.

On April 14, 2003, the Company announced a $20 million settlement of a dispute with its former contract research organization (“CRO”). The Company has incurred and expensed approximately $200,000 in legal, consulting and other related obligations in pursuit of this settlement and will incur approximately $5 million in additional legal fees when the settlement proceeds are received, resulting in expected net proceeds to the Company of approximately $15 million. The settlement requires payment on or before June 30, 2003 and will be recorded as income when received.

During the third quarter of fiscal year 2002, the Company determined that completion of the OraTest® Phase III clinical trial would require a substantial number of additional patients. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. In order to support the larger number of patients needed to complete the study, a significant increase in the rate of funding for the study and the number of clinical sites in high-density oral cancer regions around the world is necessary. This effort is currently underway. Based on recent evaluations of the anticipated scope of the clinical trial, the Company believes that the expected net proceeds of $15 million from the settlement with its former CRO described above, along with cash generated internally from its Nutraceuticals and Pharmaceuticals businesses, will be adequate to fund the OraTest® clinical trial to its completion for submission to the FDA review process. There can be no assurances that these amounts will be adequate to support the future clinical study costs if the trial proceeds at a slower rate than expected, the costs increase beyond current estimates or the Company is unable to sustain its current level of cash flow from operations. Factors that affect the cost and timing of completion of the study include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population, (iii) compliance with the study protocol and related monitoring, and (iv) protocol modifications.

The cash flows used to measure long-lived assets related to the OraTest® product as mandated by SFAS No. 144 are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and the extensive FDA regulatory approval process required before any new drug may be marketed can be time-consuming and require substantial resources with no guarantee that approval will be granted. Net long-lived assets related to the OraTest® product of $5.6 million at April 30, 2003, have been capitalized.

Inventory—As of April 30, 2003, the Company had approximately $77,000 of OraTest® finished product in the United Kingdom. The Company expects to realize the value of this inventory through sales of the product in the United Kingdom. However, the Company may have to record additional reserves in the fourth quarter of fiscal 2003 to reduce the carrying value of the OraTest® finished product as it nears its expiration date.

As of April 30, 2003, the Company has approximately $440,000 of Zila® Tolonium Chloride drug substance, the active ingredient used in the OraTest® product, in inventory at its manufacturing facility in Phoenix, Arizona. The Company expects to realize the value of this inventory through sales of the OraTest® product in Europe and Asia and then the United States once final approval for the OraTest® product is received from the FDA. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date of expected sales in the United States. Current testing indicates that the drug substance product is stable. The Company expects to be able to extend the expiration dates of the entire drug substance inventory through the date of expected sales in the United States. However, no assurance can be given that such future testing efforts will be successful and that the expiration dates will be extended. In addition, should FDA approval not be granted or be significantly delayed, or should the marketing of the OraTest® product be unsuccessful, the Company may not be able to recover the value of this drug substance inventory.

Saw Palmetto

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. As of April 30, 2003, approximately $1.5 million of saw palmetto product (net of reserve of $197,000) remains in inventory. Purchase orders have been received from several customers that will eliminate the remaining oil products in the fourth quarter of fiscal 2003. Allowances have been recorded to reduce the carrying value of the oil products inventory to the estimated value of the sales. The Company intends to sell the remaining inventory of saw palmetto extract powder by the end of the current fiscal year at a price in excess of its current carrying value.

ViziLite™

In December 2001, the Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology from Trylon. The Company issued 2,000,000 shares of its stock that were valued at $2,607,000 for the rights. In addition, the Company has $399,000 of ViziLite™ product inventory as of April 30, 2003. Actual sales to date of the ViziLite™ product through the exclusive distributor of this product have been below the Company’s original plans. The Company has recently revised its sales forecast and implemented several initiatives, including contracting with independent regional sales representatives to increase sales in the fourth quarter of the current fiscal year. However, if sales do not ultimately reach certain levels, the Company may have to reduce the carrying value of the assets related to ViziLite™.

Litigation

The Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the ViziLite™ technology, a chemiluminescent light for the identification of abnormal oral tissues, from The Trylon Corporation of Torrance, California (“Trylon”) on December 4, 2001. On May 31, 2003, the Company filed an arbitration claim against Trylon arising from failure to meet the requirements in the restated Asset Purchase Agreement (“APA”) between the Company and Trylon. The APA requires disputes to be resolved in Phoenix, Arizona, in accordance with the rules and regulations of the American Arbitration Association.

The Company’s claims against Trylon relate primarily to Trylon’s failure to comply with its obligations to cooperate fully and in good faith, and to deal fairly in connection with the on-going efforts to develop and market the ViziLite™ product. The Company has claimed damages in an amount to be proven at the arbitration hearing. The APA permits the arbitrator to award the prevailing party its damages, costs of arbitration and reasonable attorneys’ fees. The dispute between Zila and Trylon is contentious. As a result, Trylon may defend the claims asserted against it, including the possible assertions of counter claims against the Company. Such a dispute may be arduous and may require the Company to expend significant time and resources.

On April 4, 2003, Matrixx Initiatives, Inc. (“Matrixx”) commenced arbitration proceedings before the American Arbitration Association against Zila Swab Technologies, Inc. (“ZST”) and filed a complaint against the Company and ZST in the Superior Court of Arizona. In these actions, Matrixx alleges that ZST breached certain of its obligations by failing to produce requested levels of swabs for Matrixx under a swab manufacturing contract and by raising its swab prices and that Zila, among other items, interfered with contractual relationships. In the Court action, Matrixx sought a temporary restraining order to force ZST to produce swabs under Matrixx’s terms. In the arbitration, Matrixx seeks specific performance of its contract, compensatory damages of not less than $20 million, and punitive damages against ZST. The Court denied Matrixx’s temporary restraining order request, ruling in ZST’s favor. ZST filed its answer in the arbitration denying the allegations and asserting counterclaims against Matrixx for breach of contract and negligent misrepresentation.

The Company and ZST have agreed to arbitrate all of the claims between them and Matrixx and have filed a motion to dismiss the Court proceeding in favor of the arbitration. The motion to dismiss has been set for hearing on July 24, 2003. An estimate of the potential loss, if any, cannot be made at this time. The Company and ZST believe that the claims of Matrixx are without merit and intend to vigorously defend these claims and pursue their counterclaims against Matrixx.

In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application.

In September 2000, the Company notified Tinnell that the Company would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and furthermore requested reimbursement of royalties paid since August 1998. The Company then filed suit in the Federal District Court requesting a declaratory judgment that it had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims based on transaction between Tinnell and the Company in the 1980’s. Legal counsel has advised the Company that the counterclaim for royalties is without merit and the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. The Company currently intends to complete pretrial procedures and proceed to trial.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

11.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the three and nine month periods ended April 30, 2002, the management of the Company determined that certain of its historical accounting practices were not appropriate under accounting principles generally accepted in the United States of America (“GAAP”), as discussed below.

•	Since 1992, the Company had been capitalizing licensing costs related to the OraTest® product, and amortizing these costs over the life the OraTest® patent. The Company subsequently determined that these costs should have been expensed as incurred.

•	During December 2001, the Company issued 375,000 shares of restricted common stock with a value of $367,000 to Trylon in payment for future research and development services, which was capitalized. The Company subsequently determined that because the shares would not be returned to it under any circumstance, the amount should have been recorded as research and development expense when the shares were issued.

•	In January 2001, the Company entered into a perpetual licensing agreement and recognized revenue of $483,000. The Company subsequently determined that because of its continuing involvement in the generation of revenues under the licensing agreement, the revenue should have been deferred and recognized over the expected economic life of the license agreement of approximately eight years.

•	The Company subsequently determined that it had amortized acquired purchased technology rights over the incorrect estimated useful lives.

•	During 1998 and 1999, the Company incurred severance obligations of $1,626,000 related to the termination of various employees, which were being expensed when paid. The Company subsequently determined that because the individuals involved did not have substantive future performance obligations, the costs should have been expensed when incurred.

As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended April 30, 2002 have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	Three months ended April 30, 2002		Nine months ended April 30, 2002
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Net revenues	$8,352,520	$8,352,520	$26,006,454	$26,068,955
General and administrative	2,611,530	2,582,610	8,685,478	8,584,968
Research and development	953,034	890,976	2,309,773	2,720,544
Depreciation and amortization	918,366	887,220	2,617,234	2,523,796
Loss from operations	(2,184,039)	(2,061,915)	(5,745,746)	(5,900,068)
Interest income	15,530	11,355	53,481	40,954
Loss before income taxes	(2,228,971)	(2,111,022)	(6,120,823)	(6,287,672)
Income tax benefit (expense)	276,504	276,504	(2,913,320)	(3,630,276)

Loss from continuing operations	(1,952,467)	(1,834,518)	(9,034,143)	(9,917,948)
Loss from discontinued operations	(287,712)	(287,712)	(171,253)	(171,253)

Net loss	$(2,240,179)	$(2,122,230)	$(9,205,396)	$(10,089,201)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.20)	$(0.22)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Net loss	$(0.05)	$(0.05)	$(0.21)	$(0.23)

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, over-the-counter and prescription industries; (iii) our ability to maintain the quality of saw palmetto inventory and to sell our saw palmetto products for a price greater than the carrying value; (iv) a decision to sell all or a portion of the saw palmetto inventory in bulk rather than in the normal course at lower than our cost; (v) increased competition from current competitors and new market entrants; (vi) our reliance on single source manufacturing locations for several of our products; (vii) adverse publicity regarding the industries in which we market our products; (viii) our dependence upon our ability to develop and/or market new products; (ix) our ability to gain or expand distribution within new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulations; (xii) our ability and the ability of our suppliers to continue to comply with current good manufacturing practices (GMP) and other applicable regulatory requirements; (xiii) exposure to product liability claims; (xiv) dependence on significant customers; (xv) our ability to keep and attract key management employees; (xvi) our inability to manage growth and execute our business plan; (xvii) sales and earnings volatility; (xviii) volatility of the stock market; (xix) our reliance on independent brokers to sell many of our products; (xx) our inability to protect our intellectual property; (xxi) impairment charges resulting from an impairment of our goodwill and intangible assets; (xxii) future increases in the cost of ascorbic acid, the primary raw material in our Ester-C® products, and our ability to pass price increases along to our customers; (xxiii) the market acceptance of the ViziLite™ product; (xxiv) the outcome of litigation proceedings involving Matrixx and arbitration proceedings involving Trylon; (xxv) a general downturn in the national economy as a whole; (xxvi) failure to receive the settlement payment from our former contract research organization.

Included among the factors affecting the OraTest® product are (i) successful completion of the clinical trial; (ii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical study and the FDA review process; (v) the stability of the Zila® Tolonium Chloride drug substance; (vi) the limitations on indicated uses for which the OraTest® product may be marketed; and (vii) if approved, our ability to fund the regulatory, manufacturing, and marketing costs and the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 filed with the Securities and Exchange Commission.

Effect of Restatement of Financial Statements

As discussed in Note 11 of the notes to condensed consolidated financial statements, we have restated our financial statements for the three and nine month periods ended April 30, 2002 (last fiscal year). The restatement reflects adjustments related to (i) expensing of certain capitalized licensing costs related to the OraTest® product that were previously capitalized; (ii) reversal of certain license revenue; (iii) revision of the amortization period related to the purchased technology rights; (iv) expensing severance payments made to several former employees when terminated; and (v) expensing certain research and development costs associated with the Trylon transaction. The following management discussion and analysis gives effect to the restatements.

Critical Accounting Policies

There are several accounting policies that we believe are significant to the presentation of our condensed consolidated financial statements. The most critical policies include those related to revenue recognition, use of estimates and intangible assets.

Revenue Recognition—Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred. Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets—Our policy is to review the carrying amounts of goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits or product sales, rapid changes in technology, significant litigation, or other items.

In evaluating the recoverability of other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired, which would result in a charge to earnings.

COMPANY OVERVIEW

Zila is a manufacturer and marketer of highly efficacious nutraceutical, pharmaceutical and biotechnology products addressing the needs of professionals and consumers. In August 2002, we re-aligned our operating divisions to focus on our three major product groups. The Nutraceuticals Group is the manufacturer and marketer of Ester-C®, a patented and unique form of Vitamin C and the Palmettx®™ line of botanical products. The Pharmaceuticals Group consists of the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite™ disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). The Biotechnology Group includes the OraTest® product, an oral cancer detection system, and the Zila® Tolonium Chloride technologies for cancer and pre-cancer detection and treatment.

In November 2001, we decided to sell the operations of our Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions during the second fiscal quarter of 2002, however one of the transactions did not qualify as a sale for accounting purposes until June 2002. The accompanying financial statements for the three months and nine months ended April 30, 2002 reflect the ZDS business as a discontinued operation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have been restated to conform to discontinued operations treatment for all historical periods presented.

RESULTS OF OPERATIONS

Comparison of the three months ended April 30, 2003 with the three months ended April 30, 2002

Total Company

Net revenues increased 48.8% to $12.4 million for the three months ended April 30, 2003, compared to revenues of $8.4 million for the three months ended April 30, 2002. The increase is due to a significant sales increase in the Nutraceuticals Group with a lesser sales increase in the Pharmaceuticals Group.

For the three months ended April 30, 2003, cost of products sold as a percentage of net revenues increased to 41.3% from 36.5% for the three months ended April 30, 2002. This increase was due primarily to higher costs for the ascorbic acid raw material used by the Nutraceutical Group. Cost increases for this commodity were driven by worldwide demand outstripping supply, coupled with a temporary reduction in output from traditional suppliers. Also contributing to the increase in cost of products sold, the Pharmaceuticals Group incurred (i) increased sales of IST products as a percentage of total Pharmaceutical sales which carry a higher cost of products sold as a percentage of sales compared to other products in the Group; and (ii) transitional costs incurred due to establishing new production arrangements with outside suppliers and our in-house manufacturing facility.

Marketing and selling expenses for the three months ended April 30, 2003 of $2.8 million were slightly below the $3.0 million spent in the three months ended April 30, 2002. Despite the slight overall decrease, the Nutraceutical Group experienced an 85.5% increase in these expenses due primarily to additional advertising support. This increase was offset by a 54% decrease in the Pharmaceutical Group, as the heavy print media advertising in 2002 was not repeated in 2003.

General and administrative expenses were $3.2 million, or 25.6% of net revenues for the three months ended April 30, 2003, compared to $2.6 million, or 30.9% of net revenue for the three months ended April 30, 2002. The increase in general and administrative expenses is primarily attributable to increased corporate costs, including legal, insurance and other overhead-related items.

During the third quarter of 2003, we incurred severance and related charges of $251,309 related to employee terminations, recruiting fees and relocation expenses.

Research and development expenses increased $49,531, or approximately 5.6%, to $940,507 for the three months ended April 30, 2003 from $890,976 in the three months ended April 30, 2002. The increase is due to an increase in the OraTest® Phase III clinical trial expenses of 74.1%, offset by a reduction in both Pharmaceutical and Nutraceutical expenditures.

Depreciation and amortization expenses decreased to $615,704 for the three months ended April 30, 2003 from $887,220 for the three months ended April 30, 2002. The decrease is due to the cessation of amortization of goodwill as mandated in SFAS No. 142, offset by the inclusion of the amortization related to the ViziLite™ product.

We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. For the three months ended April 30, 2003 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, for the three months ended April 30, 2002, we recorded a tax benefit of $276,504 related to refunds associated with the filing of two amended federal income tax returns during the quarter. As of April 30, 2003, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

Net revenues for the Nutraceuticals Group for the three months ended April 30, 2003 increased 75% to $8.1 million compared to $4.6 million for the three months ended April 30, 2002. This growth was driven by a 93% increase in Ester-C® sales for the three months ended April 30, 2003 over the three months ended April 30, 2002. Sales to existing customers rose during the quarter partially in anticipation of a price increase effective April 1, 2003 and due to a doubling of radio and television advertising support for the Ester-C® products in our continuing strategy of brand development.Sales of saw palmetto products declined 59% in the three months ended April 30, 2003 compared to the three months ended April 30, 2002, as we continued to liquidate inventories and prepared to exit the saw palmetto business.

Cost of products sold as a percentage of net revenues for the Nutraceuticals Group increased to 40.5% for the three months ended April 30, 2003 compared to 36.4% for the three months ended April 30, 2002. This increase was caused primarily by higher costs of ascorbic acid and a lower selling price on saw palmetto products as we sought to liquidate our remaining inventories.

Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices have risen dramatically during fiscal year 2003, we believe that they have plateaued with a slight decline likely in the first half of fiscal year 2004 although no assurances of this can be provided. The April 1, 2003 price increases for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

As of April 30, 2003, approximately $1.5 million, (net of reserve of $197,000), of saw palmetto products remain in inventory. During the three months ended April 30, 2003, we recorded charges of $120,000 to reduce the carrying value of our saw palmetto inventory. As of April 30, 2003, we had customer orders for our entire remaining saw palmetto oil inventory with shipment of this product scheduled in the three months ending July 31, 2003. We intend to sell the remaining inventory of saw palmetto extract powder by the end of the current fiscal year at a price in excess of its current carrying value.

Pharmaceuticals Group

The Pharmaceuticals Group had net revenues of $4.3 million for the three months ended April 30, 2003, a 16.3% increase over the $3.7 million from the three months ended April 30, 2002. Net revenues of the Zilactin® line of products decreased 23.8% in the three months ended April 30, 2003 compared to the three months ended April 30, 2002 due primarily to continued competition in the marketplace and product availability issues related to new sources of supply. Net revenues of the Peridex® product increased 10.5% to $1.2 million in the three months ended April 30, 2003 due primarily to the contractual commitments of Omnii Oral Pharmaceuticals (“Omnii”) to us. The current contract required Omnii to purchase their annual requirement of Peridex® only during the first three quarters of fiscal 2003, whereas Omnii purchased Peridex® in all four quarters of fiscal 2002, resulting in increased quarterly purchases during the first nine months of fiscal 2003. Sales for the IST division (net of intercompany sales) were $1.4 million, compared to $302,000 last year, as we added the production of two products for Matrixx, Initiatives, Inc., a US-based healthcare company.

Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment increased to 40.3% during the three months ended April 30, 2003 from 29.9% for the three months ended April 30, 2002 primarily due to cost increases in the Zilactin® product families and a shift toward the lower margin IST products. Within this segment, cost of products sold as a percentage of net revenues for the Zilactin® line of products increased to 40.4% for the three months ended April 30, 2003 from 29.4% in the three months ended April 30, 2002. This was due to transitional price increases from our new Canadian supplier and bonus pack offerings of swab products to address competitive pressures. For the IST products, cost of products sold as a percentage of net revenues decreased to 62.4% in the three months ended April 30, 2003 from 67.8% in the three months ended April 30, 2002 due to (i) a March 3, 2003 price increase for products made for Matrixx; and (ii) a slight improvement in manufacturing efficiencies due to the full utilization of new machinery installed in the second quarter of 2003. However, this shift towards higher revenue from IST products (representing 31.4% and 8.2% of the Pharmaceutical Group’s revenue during the three months ended April 30, 2003 and 2002, respectively) negatively impacted the Pharmaceutical Groups cost of products sold for the three months ended April 30, 2003.

Biotechnology Group

During the three months ended April 30, 2003 and 2002, revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal.

Total operating expenses for the Biotechnology segment were $1.3 million for the three months ended April 30, 2003, a 14.5 % increase over the $1.1 million for the three months ended April 30, 2002. This was driven by a 74.1% increase in the Phase III clinical trial expenses related to the OraTest® product, an increase of approximately $366,000 as we refocused our efforts under the direction of our new contract research organization (“CRO”) offset by a decrease in operating expenses in the United Kingdom and Pacific Rim.

Comparison of the First Nine Months of 2003 with the First Nine Months of 2002

Total Company

Net revenues increased 34.8% to $35.1 million for the nine months ended April 30, 2003 compared to net revenues of $26.1 million for the nine months ended April 30, 2002. The increase is due to a significant sales increase in the Nutraceuticals Group and a smaller sales increase in the Pharmaceuticals Group.

For the nine months ended April 30, 2003, cost of products sold as a percentage of net revenues increased to 40.7% from 35.9% for the nine months ended April 30, 2002 primarily due to Pharmaceutical Group cost increases. Cost of products sold increased in the Pharmaceuticals Group due to (i) transitional price increases from our new suppliers and ongoing validation costs related to these changes in suppliers; and (ii) a higher cost of products sold as a percentage of sales compared to other products in the Group as a result of increased sales of IST products as a percentage of total Pharmaceutical sales.

Marketing and selling expenses for the nine months ended April 30, 2003 were $8.4 million compared to $8.8 million for the nine months ended April 30, 2002. Despite the slight overall decrease in these expenses, the Nutraceutical Group had a 26% increase due primarily to additional advertising support. This increase was offset by a 30% decrease in the Pharmaceutical Group due to heavy print media advertising in 2002 that did not repeat in 2003.

General and administrative expenses were $9.5 million, or 27.2% of net revenues for the nine months ended April 30, 2003 compared to $8.6 million, or 32.9% of net revenue for the nine months ended April 30, 2002. The increase in general and administrative expenses is primarily due to increased legal and professional services related to the restatement of the financial statements, as well as insurance and other overhead costs.

During the first nine months of 2003, we incurred severance and related charges of $1,310,305 due to employee terminations, recruiting fees and relocation expenses.

Research and development expenses decreased $198,975, or approximately 7.3%, from $2.7 million in the nine months ended April 30, 2002 to $2.5 million for the nine months ended April 30, 2003. The decrease is due to the one-time expensing of future research and development services related to the ViziLite™ technology in December 2001 that were previously capitalized (see Note 11), a reduction in expenses in the Pharmaceuticals and Nutraceuticals Group, offset by a 74.4% increase in the Phase III clinical trial expenses for the OraTest® product.

In the nine months ended April 30, 2003, depreciation and amortization expenses decreased to $1.8 million from $2.5 million for the nine months ended April 30, 2002. The decrease is due primarily to the cessation of amortization of goodwill offset by the inclusion of the amortization related to the ViziLite™ product.

For the nine months ended April 30, 2003 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. During the nine months ended April 30, 2002, we recorded a tax expense of $3.6 million primarily due to an increase in the deferred tax asset valuation reserve related to management’s evaluation of the deferred tax asset. As of April 30, 2003, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

Net revenues for the Nutraceuticals Group for the nine months ended April 30, 2003 were $21.7 million, a 49.0% increase, compared to $14.6 million for the nine months ended April 30, 2002. The increase was due to higher sales of Ester-C® products.

Cost of products sold as a percentage of net revenues for the Nutraceuticals Group was 36.8% for the nine months ended April 30, 2003 compared to 37.8% for the nine months ended April 30, 2002. The slight decrease was due to the higher percentage of Ester-C® products and their positive profit margin compared to the Palmettx™ products which were sold at or near cost.

Pharmaceuticals Group

The Pharmaceuticals Group had net revenues of $13.4 million for the nine months ended April 30, 2003, a 17.5% increase over the $11.4 million for the nine months ended April 30, 2002. Net sales of the Peridex® product and sales for the IST division increased, while sales of the Zilactin® line of products declined during the period due to increased competition and a decrease in product availability due to the change in suppliers.

Cost of products sold as a percentage of net revenues for the Pharmaceuticals’ segment increased to 43.9% during the nine months ended April 30, 2003 from 28.3% for the nine months ended April 30, 2002. Cost of products sold as a percentage of net revenues for the Zilactin® line of products increased due to transitional price increases from our new suppliers and ongoing validation costs related to these changes in suppliers. Cost of products sold as a percentage of net revenues for IST increased due to a lower profit margin on new business obtained in fiscal year 2003 and startup inefficiencies related to the installation of new machinery.

Biotechnology Group

During the nine months ended April 30, 2003 and 2002, revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal.

Total operating expenses for the Biotechnology segment were $3.3 million for the nine months ended April 30, 2003, approximately the same as the $3.3 million for the nine months ended April 30, 2002. However, the current fiscal year period includes a 74% increase in the Phase III clinical trial costs related to the OraTest® product, an increase of approximately $873,000 as we refocused our efforts under the direction of the new contract research organization. This increase was offset by (i) reduced general and administrative expenses primarily at the manufacturing facility in Phoenix, Arizona of $143,369; (ii) reduced expenses related to the sale of the OraTest® product in the United

Kingdom and Pacific Rim of $473,439; and (iii) reduced research expenses in China of $169,361.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, our primary sources of liquidity included cash and cash equivalents of $1.8 million and the line of credit discussed below. Working capital decreased to $7.6 million at April 30, 2003 from $10.8 million at July 31, 2002, and the current ratio decreased to 1.6 at April 30, 2003 from 2.5 at July 31, 2002. This decrease in working capital is due to an increase in accounts payable and short-term borrowings during the nine-month period.

Net cash used in operating activities was $1.3 million during the nine months ended April 30, 2003 and was attributable to the net loss of $3.1 million offset by non-cash items of $1.8 million. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $3.9 million related to an increase in sales and extended terms to customers; (ii) a decrease in inventory of $2.2 million related primarily to the increase in sales of Nutraceutical products, non-replenishment of saw palmetto inventory as it was sold and lower inventory purchases in the Pharmaceuticals Group; and (iii) an increase in accounts payable and accrued expenses of $2.6 million.

Net cash used in investing activities was $1.8 million, related primarily to equipment purchases at IST and patent filings for Zila Nutraceuticals and the OraTest® product.

Net cash provided by financing activities during the nine months ended April 30, 2003 was $3.3 million. Significant changes were: (i) short-term borrowings increased by approximately $3.0 million related to increased borrowings on the line of credit and the financing of several insurance policies; (ii) the net increase in long-term debt of $248,540, which was related to an investment made by PharmaBio Development, Inc. offset by repayments of the bonds payable related to the Zila Nutraceuticals facility; and (iii) the repurchase of 30,100 shares of Zila common stock on the open market.

Bank Financing

On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $7.5 million, of which borrowings of $2.8 million were outstanding at April 30, 2003. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004; however amounts due under the line of credit are classified as current because of certain provisions required by Congress.

Under the Congress Agreement, we are required to comply with a financial covenant based on an adjusted tangible net worth calculation (as defined). Effective October 1, 2002, Congress and the Company modified the Congress Agreement to, among other things, reduce the tangible net worth covenant from $16 million to $12 million. Effective February 1, 2003 Congress and the Company executed a new financial covenant that is based on EBITDA (earnings before interest, taxes, depreciation and amortization). The EBITDA covenant shall not be applicable, or tested, for any period of time in which we have excess availability (as defined) of $2.5 million or more under the line of credit.

In addition, we must provide Congress a forecast of our projected income and expenses for fiscal year 2004 by June 30, 2003 to form the basis of the EBITDA covenant for fiscal year 2004. If we do not provide the forecast by that date, we will be in default under the Congress Agreement. At April 30, 2003, we (i) had tangible net worth of $14.2 million; (ii) were in compliance with the modified tangible net worth covenant; and (iii) had excess availability of $4.7 million under the line of credit. Due to the expected receipt of a $15 million settlement from our former CRO, we have begun the process of renegotiating these covenants with Congress.

PharmaBio Investment

On December 18, 2002, we entered into an Investment Agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp. whereby PharmaBio invested $500,000 in Zila, Inc. In return for the investment, Zila agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. This investment was recorded as long-term debt.

Long-Term Debt Financing

During October 2000, the Nutraceuticals Group moved into its new manufacturing and laboratory facility in Prescott, Arizona. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), $3.9 million of Series A bonds and $1.1 million of Taxable Series B bonds, the proceeds of which were loaned to Oxycal for the construction of the facility. As of April 30, 2003, the Bonds outstanding consisted of $3.8 million Series A bonds, which carried an interest rate of 1.6%. During the three months ended October 31, 2002, principal payments made to the sinking fund repaid the Taxable Series B bonds in full. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One, N.A. and is guaranteed by Zila.

Stock Repurchases

On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the three months ended October 31, 2002, we repurchased 30,100 shares of our common stock for $36,253. No shares were repurchased during the three months ended January 31, 2003 or for the three months ended April 30, 2003. As of April 30, 2003, we had repurchased 225,100 shares for $571,373.

Preferred Stock Financing

On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the nine months ended April 30, 2003, we paid dividends of $29,250 and we have accumulated accrued dividends of $19,500 as of April 30, 2003.

Future Cash Contractual Obligations

The table below summarizes our future cash contractual obligations:

	Long-Term Debt	Short-Term Debt	Operating Leases	Severance	Other	Total
04/1/03 to 7/31/03	$121,347	$3,106,225	$99,731	$121,867		$3,449,170
2004	487,383		398,312	71,588	$57,600	1,014,883
2005	484,106		254,184		57,600	795,890
2006	454,930		111,926			566,856
2007	425,784		68,004			493,788
Thereafter	2,374,634		34,002			2,408,636

Total	$4,348,184	$3,106,225	$966,159	$193,455	$115,200	$8,729,223

OraTest®

Clinical Trial—In January 2003, after several months of evaluating proposals from and negotiating with some of the largest, most prominent contract research organizations, we entered into an agreement with Quintiles Transnational Corp. (“Quintiles”), (Nasdaq:QTRN), a large pharmaceutical-outsourcing services company, to assume responsibilities as the CRO for the continuing Phase III clinical trial of the OraTest® oral cancer detection product.

During the third quarter of fiscal year 2002 (last fiscal year), we determined that completion of the OraTest® Phase III clinical trial would require a substantial number of additional patients. The requirement for the larger number of patients is related to the tumor formation rate within the study population and not to the efficacy of the OraTest® product. In order to support the larger number of patients needed to complete the study, a significant increase in the rate of funding for the study and the number of clinical sites in high-density oral cancer regions around the world is necessary. This effort is currently underway. Based on recent evaluations of the anticipated scope of the clinical trial, we believe that the expected net proceeds of $15 million from the settlement with our former CRO described below, along with cash generated internally from our Nutraceuticals and Pharmaceuticals businesses, will be adequate to fund the OraTest® clinical trial to its completion for submission to the FDA review process. There can be no assurances that these amounts will be adequate to support the future clinical study costs if the trial proceeds at a slower rate than expected, the costs increase beyond current estimates or we are unable to sustain our current level of cash flow from operations. Factors that affect the cost and timing of completion of the study include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population, (iii) compliance with the study protocol and related monitoring, and (iv) protocol modifications.

The cash flows used to measure long-lived assets related to the OraTest® product as mandated by SFAS No. 144 are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and the extensive FDA regulatory approval process mandated before any new drug can be marketed can be time-consuming and require substantial resources with no guarantee that approval will be granted. At April 30, 2003, net long-lived assets related to the OraTest® product of $5.6 million have been capitalized.

Inventory—As of April 30, 2003, we had approximately $77,000 of OraTest® finished product in the United Kingdom. We expect to realize the value of this inventory through sales of the product in the United Kingdom. However, we may have to record additional reserves in the fourth quarter of fiscal 2003 to reduce the carrying value of the OraTest® finished product as it nears its expiration date.

As of April 30, 2003, we had approximately $440,000 of Zila® Tolonium Chloride drug substance, the active ingredient used in the OraTest® product, in inventory at its manufacturing facility in Phoenix, Arizona. We expect to realize the value of this inventory through sales of the OraTest® product in Europe and Asia and then the United States once final approval for the OraTest® product is received from the FDA. The drug substance inventory currently has expiration dates in 2003 and 2004, which is prior to the date of expected sales in the United States. Current testing indicates that the drug substance product is stable. We expect to be able to extend the expiration dates of the entire drug substance inventory through the date of expected sales in the United States. However, no assurance can be given that such future testing efforts will be successful and that the expiration dates will be extended. In addition, should FDA approval not be granted or be significantly delayed, or should the marketing of the OraTest® product be unsuccessful, we may not be able to recover the value of this drug substance inventory.

Settlement with our Former CRO

On April 14, 2003, we announced a $20 million settlement of a dispute with our former CRO. We had incurred and expensed approximately $200,000 in legal, consulting and other related obligations in pursuit of this settlement and will incur approximately $5 million in additional legal fees when the settlement proceeds are received, resulting in expected net proceeds to us of approximately $15 million. The settlement requires payment on or before June 30, 2003 and will be recorded as income when received.

ViziLite™

In December 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA approved ViziLite™ chemiluminescent technology from Trylon. We issued 2,000,000 shares of our stock that were valued at $2,607,000 for the rights. In addition, we have $399,000 of ViziLite™ product inventory as of April 30, 2003. Actual sales to date of the ViziLite™ product through the exclusive distributor of this product have been below our original plans. We have revised our sales forecast and recently implemented several initiatives, including contracting with independent regional sales representatives to increase sales in the fourth quarter of the current fiscal year. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite™.

Saw Palmetto

The Nutraceuticals Group entered the saw palmetto business with its Palmettx™ line of products in fiscal year 2000. As of April 30, 2003, approximately $1.5 million of saw palmetto product (net of reserve of $197,000) remains in inventory. Purchase orders have been received from several customers that will eliminate the remaining oil products in the fourth quarter of fiscal 2003. Allowances have been recorded to reduce the carrying value of the oil products inventory to the estimated value of the sales. Our intention is to sell the remaining inventory of saw palmetto extract powder by the end of the current fiscal year at a price in excess of its current carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant effect on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant effect on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a significant effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in the third quarter of fiscal year 2003. The adoption of SFAS No. 145 did not have an effect on its results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from interest rates.

We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.25% at April 30, 2003). At April 30, 2003, we had borrowings outstanding under this line of credit of $2.8 million. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital Markets and fluctuate based on market conditions and our rate was 1.6% at April 30, 2003. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

During the 90-day period prior to the date of the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. Prior to this evaluation and in view of (i) the restatement described in Note 11 to the Notes to Condensed Consolidated Financial Statements (Unaudited); and (ii) the internal control deficiencies noted by our independent auditors in connection with the annual audit of our financial statements, the Chief Executive Officer and Chief Financial Officer directed that steps be taken to enhance the understanding and implementation of our controls and procedures. We intend to continue to examine, refine and formalize our disclosure, internal controls and procedures.

(b) Changes in Internal Controls

During the 90-day period prior to the date of the filing of this report, the Company enhanced its internal controls in the areas of income tax accounting, and the evaluation of inventory and intangible assets for proper value, some of which enhancements occurred subsequent to the evaluation. There have been no other changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation.

Part II— Other Information

ITEM 1. Legal Proceedings

The Company acquired the world marketing and distribution rights (excluding the Pacific Rim) for the ViziLite™ technology, a chemiluminescent light for the identification of abnormal oral tissues, from The Trylon Corporation of Torrance, California (“Trylon”) on December 4, 2001. On May 31, 2003, the Company filed an arbitration claim against Trylon arising from failure to meet the requirements in the restated Asset Purchase Agreement (“APA”) between the Company and Trylon. The APA requires disputes to be resolved in Phoenix, Arizona, in accordance with the rules and regulations of the American Arbitration Association.

The Company’s claims against Trylon relate primarily to Trylon’s failure to comply with its obligations to cooperate fully and in good faith, and to deal fairly in connection with the on-going efforts to develop and market the ViziLite™ product. The Company has claimed damages in an amount to be proven at the arbitration hearing. The APA permits the arbitrator to award the prevailing party its damages, costs of arbitration and reasonable attorneys’ fees. The dispute between Zila and Trylon is contentious. As a result, Trylon may defend the claims asserted against it, including the possible assertions of counter claims against the Company. Such a dispute may be arduous and may require the Company to expend significant time and resources.

On April 4, 2003, Matrixx Initiatives, Inc. (“Matrixx”) commenced arbitration proceedings before the American Arbitration Association against Zila Swab Technologies, Inc. (“ZST”) and filed a complaint against the Company and ZST in the Superior Court of Arizona. In these actions, Matrixx alleges that ZST breached certain of its obligations by failing to produce requested levels of swabs for Matrixx under a swab manufacturing contract and by raising its swab prices and that Zila, among other items, interfered with contractual relationships. In the Court action, Matrixx sought a temporary restraining order to force ZST to produce swabs under Matrixx’s terms. In the arbitration, Matrixx seeks specific performance of its contract, compensatory damages of not less than $20 million, and punitive damages against ZST. The Court denied Matrixx’s temporary restraining order request, ruling in ZST’s favor. ZST filed its answer in the arbitration denying the allegations and asserting counterclaims against Matrixx for breach of contract and negligent misrepresentation.

The Company and ZST have agreed to arbitrate all of the claims between them and Matrixx and have filed a motion to dismiss the Court proceeding in favor of the arbitration. The motion to dismiss has been set for hearing on July 24, 2003. An estimate of the potential loss, if any, cannot be made at this time. The Company and ZST believe that the claims of Matrixx are without merit and intend to vigorously defend these claims and pursue their counterclaims against Matrixx.

In connection with the acquisition of patent rights in 1980, the Company agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application.

In September 2000, the Company notified Tinnell that the Company would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and furthermore requested reimbursement of royalties paid since August 1998. The Company then filed suit in the Federal District Court requesting a declaratory judgment that it had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims based on transaction between Tinnell and the Company in the 1980’s. Legal counsel has advised the Company that the counterclaim for royalties is without merit and that the additional counterclaims are meritless and, in any event, are time-barred by the applicable statutes of limitation. The Company currently intends to complete pretrial procedures and proceed to trial.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
99.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer
99.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer

(b) Reports on Form 8-K

During the quarter ended April 30, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 (“Other Events”), dated April 14, 2003, announcing that it would receive $20 million in settlement of a dispute with its former clinical research organization.

On May 7, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”), dated May 7, 2003 announcing that it had issued a press release related to its intention to expand capacity for production at its Zila Nutraceutical facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2003

By:/s/Douglas D. Burkett Ph.D.
Douglas D. Burkett Ph.D.
President, Chairman of the Board
(Principal Executive Officer)

By:/s/Lawrence J. Batina
Lawrence J. Batina
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

CERTIFICATIONS

I, Douglas D. Burkett, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Zila, Inc.;

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

Date: June 16, 2003

/s/    Douglas D. Burkett, Ph. D.

Douglas D. Burkett, Ph. D.

Chief Executive Officer

I, Lawrence J. Batina, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Zila, Inc.;

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

Date: June 16, 2003

/s/    Lawrence J. Batina

Lawrence J. Batina

Chief Financial Officer