Form 10-K
period 2003-07-31
ZILA INC
filed 2003-10-27
CIK 827156

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          At January 31, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was $47,671,409

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐ N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At September 30, 2003, the number of shares of common stock outstanding was 45,824,893

DOCUMENTS INCORPORATED BY REFERENCE

          Materials from the Registrant’s 2003 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

		Page

PART I
ITEM 1.	BUSINESS	3
ITEM 2.	PROPERTIES	17
ITEM 3.	LEGAL PROCEEDINGS	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
PART II
ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	19
ITEM 6.	SELECTED FINANCIAL DATA	21
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES	34
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
ITEM 9A.	CONTROLS AND PROCEDURES.	34
PART III		35
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	36
SIGNATURES		38

EX-23
EX-24-A
EX-24-B
EX-24-C
EX-24-D
EX-24-E
EX-24-F
EX-24-G
EX-24-H
EX-31.1
EX-31.2
EX-32.1
EX-32.2

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicated future events and trends and that do not related to historical matters identify forward – looking statements. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on page 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

     Zila, Inc. is an innovator in preventative healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. In August 2002, in order to support continued growth, Zila realigned several of its business units into three reporting segments: Zila Nutraceuticals, Zila Pharmaceuticals and Zila Biotechnology. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly owned subsidiaries.

     Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C sold in 38 countries worldwide and distributes the Palmettx® line of botanical products.  Zila Nutraceuticals includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc, (“Nutraceuticals”), also an Arizona corporation.

     Zila Pharmaceuticals combines the former divisions of Consumer Pharmaceuticals and Professional Pharmaceuticals. This segment now includes the Zilactin® family of over-the-counter products (“OTC”), Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (“IST”).  Zila Pharmaceuticals, except for IST, operates under a wholly owned subsidiary of the Company, Zila Pharmaceuticals, Inc.

     Zila Biotechnology is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in FDA phase III clinical trials.

Recent Developments

     On July 30, 2003, we sold our entire 19.9% ownership in PracticeWares Inc. which we received as part of the sale of the mail order business of Zila Dental Supply (“ZDS”) (see below) for $525,000, all of which was recorded as a gain in continuing operations.

     On April 14, 2003, we announced a $20 million settlement of a dispute with our former contract research organization (“CRO”). We incurred approximately $5.2 million in legal, consulting and other related obligations in connection with the settlement, resulting in a net gain of approximately $14.8 million. Cash proceeds were received on June 30, 2003.

     During the second and third quarters of fiscal 2002, we sold the retail and mail order business of the ZDS business in two separate transactions. Our financial statements in this report have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the ZDS business as discontinued operations. The historical results of the operations of the ZDS business up to November 2001 and the gain (loss) recognized on the components of the sales are reported as discontinued operations in the accompanying consolidated financial statements.

     On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the Food and Drug Administration (“FDA”) cleared ViziLite® chemiluminescent light device from The Trylon Corporation of Torrance, CA (“Trylon”). The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. We issued 2,000,000 shares of restricted common stock for the rights and agreed to pay royalties to Trylon on sales of the ViziLite® product. In a mediation settlement concluded October 15, 2003, the royalty payments were reduced and the contractual restrictions on certain shares were modified to allow removal of the restrictions only upon the achievement of certain government approval and other milestones.

     Financial information for each segment for each of the last three fiscal years is included in our Consolidated Financial Statements and the notes thereto and has been restated to reflect the new segments and the discontinued operations of ZDS.

OUR PRODUCTS

Nutraceuticals

- Ester-C®

Ester-C® is a unique and patented form of vitamin C containing metabolites that appear to enhance the efficiency of essential vitamin C within the cells of the body. It is natural, non-acidic and gentle to the stomach.Products manufactured with Ester-C® nutritional ingredients are sold throughout the U.S. and in over 38 countries. Zila requires its customers to display the federally registered Ester-C® logo on their packaging. Ester-C® nutritional ingredients are primarily used in dietary supplements and are available to consumers at retail under approximately 200 brand names distributed by leading supplement manufacturers and marketers. Products containing Zila’s Ester-C® have a 7% share of the $700 million retail market for vitamin C supplements.

We distribute Ester-C® nutritional ingredients in a variety of product line extensions. Ester-C® Topical Concentrate, a liquid formulation for skin care products, provides a stable form of vitamin C that penetrates to the collagen-producing layers of the skin. Specialty grades of Ester-C® nutritional ingredients are available for use in multivitamins (Ester-C® MV), chewable vitamins (Ester-C® CG) and effervescent products (Ester-C® EG). Ester-C® Chelated Mineral Blend provides the benefits of supplemental vitamin C for animals. Opportunities also exist for new applications and forms of Ester-C®, including personal care, functional foods, fortified beverages and chewable and effervescent vitamins.

The Company holds three U.S. and corresponding foreign patents on certain compositions and methods for administering vitamin C and therapeutically active compounds, one patent on a stable liquid form of mineral ascorbate, and was issued a patent in the U.S. for methods and compositions for potentiating cancer chemotherapy agents with Ester-C® technology. Sales of Ester-C® accounted for approximately 55%, 50% and 46% of Zila’s net revenues for fiscal years 2003, 2002 and 2001, respectively.

-Palmettx®

In 2003, we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils, leaving a small quantity of extract powder to sell in fiscal 2004. Given the commodity-like margins offered by this product category, the Company has decided to withdraw from this market.

Pharmaceuticals

Zilactin®

The Zilactin® brand topically treats aphthous ulcers, herpetic lesions and other mouth sores and includes the following over-the-counter (“OTC”), non-prescription products: Zilactin® Cold Sore Gel, Zilactin®-L Cold Sore Liquid, Zilactin®-B Canker Sore Gel, Zilactin® Baby Teething Gel, Zilactin® Medicated Toothache Swabs and Zilactin® Baby Teething Swabs. The Zilactin® product line accounted for 15%, 28% and 36% of our net revenues for fiscal years 2003, 2002 and 2001, respectively. Zilactin has been the subject of six published clinical studies.

We own the patent covering the Zilactin® treatment that includes the composition and the film-forming properties of the gel product formulas. See Part 1. “Business - Patents and Trademarks.” Zilactin® products are packaged as gels, swabs and liquids and are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid.

The gels contain an active ingredient that forms a thin, transparent, pliable bandage-like film, which holds the active ingredient against the affected tissue, keeps the affected area clean and protects the wound from the irritants and bacteria found within the oral cavity. The bandage can last up to six hours inside or outside the mouth, a feature that makes the formulation suitable for a variety of oral applications.

In addition to its over-the-counter consumer applications, Zilactin® is being used by dentists to treat patients with mouth sores and other oral mucosal ulcers or lesions, and has been evaluated in dental schools at selected major universities.

- Peridex®

Peridex® is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis and periodontal disease. Known as the “gold standard” among dentists, Peridex® is highly recognized due to the product’s proven efficacy and longevity in the market. The active ingredient in Peridex® is 0.12% chlorhexidine gluconate. Peridex® is the first and only rinse to receive the American Dental Association seal for reduction of plaque and gingivitis. Peridex® effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone.

-ViziLite®

ViziLite® is the only patented, FDA-cleared device to enhance visualization of oral tissue abnormalities.  It consists of a disposable, chemiluminescent, wavelength light that lasts for about ten minutes.  This allows a dentist or oral hygienist to complete a thorough visual oral examination.  The wavelengths of light produced are absorbed by normal cells, but are reflected by any abnormal cells.  Using ViziLite® during a visual examination, normal cells appear dark, while abnormal cells appear bright white.  The ViziLite® kit includes a small bottle of 1% acetic acid solution used prior to the procedure to disrupt the glycoprotein barrier of mucosal surfaces.

-IST Products

IST manufactures three sizes of dry handled swab applicators for OEM customers and other Zila products.  IST also manufactures a proprietary brand of disposable probe covers (plastic sheaths for electronic thermometers) sold to healthcare distributors and custom plastic parts for OEM customers.

Biotechnology

-OraTest®

Zila® Tolonium Chloride (“ZTC™”) is the active ingredient in OraTest® and is the pharmaceutical grade form of toluidine blue. In numerous studies, the technology behind ZTC™ has been shown to stain cancer and pre-cancer cells, leaving normal cells unstained. The applications for ZTC™ may include detecting cancer of the skin, cervix and esophagus as well as oral cancer, for which OraTest® is designed. Research has shown that OraTest® may detect lesions on the progression pathway to oral cancer that still appear to be normal under the microscope.

The OraTest® product is a patent protected system designed to be an aid in the early detection of oral squamous cell carcinoma. OraTest® consists of patented ZTC™ aqueous solution with acetic acid and alcohol, and acetic acid pre- and post-rinse solutions. It is a diagnostic adjunct for oral cancer and site delineation for biopsy and surgical excision, applied as a chair-side oral rinse or swab and administered by either a medical practitioner or dentist. OraTest® contains the active ingredient ZTC™, a staining agent that has been shown to adhere to specific cell types within the mouth that are cancer and pre-cancer and that may not be visible to physicians or dentists.  The OraTest® system may be used as a general rinse for detecting oral cancer in patients at risk and as an aid to establish borders for biopsy and surgical site selection. The product has been approved for distribution in the United Kingdom, Australia, Taiwan, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, China, Bermuda and the Bahamas.  We are currently concentrating our efforts and investments toward a phase III clinical study to support our application for approval of the OraTest® product in the United States by the FDA.

According to the American Dental Association, approximately 30,000 new oral cavity and pharyngeal cancers are being diagnosed each year, killing more that one in four people affected. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. In most people diagnosed with oral cancer, the disease has metastasized, resulting in a poor prognosis because the usual method of detecting the disease is a visual examination that only results in the identification of early cancers 35% of the time. Those who do survive frequently undergo disfiguring surgery. When oral cancer is detected early, survival rates are about 80%; detected late, the survival rate plummets to 20%.

SALES AND MARKETING

Nutraceuticals

We market Ester-C® products through a business model unique to the vitamin supplement market, selling a patent-protected bulk vitamin ingredient to supplement manufacturers and marketers and driving demand for these products through branded consumer advertising and public relations. Our multi-million dollar marketing program is designed to generate significant Ester-C® awareness and trial among current vitamin C users. The marketing program utilizes national television and radio advertising, communicating the benefits of supplementation with Ester-C®. We also work closely with our manufacturer/marketer customers to support their efforts at gaining broad scale retail distribution and key retailer display and promotion. While Ester-C® retains a strong position in natural food outlets, its most significant growth has been achieved in the food, drug and mass retail channel. International sales of Ester-C® are accomplished through local distributors, who receive our assistance in public relations and advertising.

Pharmaceuticals

- Zilactin	We employ several strategies to market our Zilactin® family of products:

Consumer Marketing – We build consumer awareness of our products through targeted consumer marketing efforts, including purchasing incentives delivered via print promotional vehicles which reach frequent cold and mouth sore sufferers.

Trade Participation – We participate in retailer-driven activities including seasonal promotional campaigns, consumer incentive programs, special in-store product placements and new store allowances. These efforts are designed to make our products available at more outlets and to offer value to consumers at the retail store level. Coupled with our strategy of positioning our products as highly efficacious medicine, these pricing and promotional initiatives are aimed at “need” driven consumers who comprise the bulk of the cold and mouth sore purchasers.

Professional Awareness – We educate key groups of health professionals on the uniqueness and effectiveness of our products and build awareness of our products by targeting direct mailings, sample fulfillment and attending trade shows. During fiscal year 2003, we participated in 30 trade shows geared to dental professionals. At these meetings, our representatives interacted with and distributed information to thousands of interested health professionals, resulting in building alliances with professionals who sample our products and recommend retail purchases of our products to their patients.

- Peridex®

We market Peridex® to dental healthcare professionals through an exclusive distribution arrangement with Omnii Oral Pharmaceuticals, Inc. of Palm Beach, FL, (“Omnii”), a national dental profession sales and distribution organization. Omnii has a national network of field sales representatives with significant coverage of dental professionals.

Additionally, Omnii representatives call upon the nation’s dental and dental hygiene schools, as well as managed care organizations, pharmacists and wholesalers, to reinforce support for the Peridex® product and our other brands. We also utilize Omni to ship product to other national drug distributors servicing the retail pharmacy industry.

- ViziLite®

As part of our strategy to educate the dental profession on the attributes of ViziLite® and to widen distribution, we recently modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada.  In turn, we retained fourteen regional distributors and 12 sales groups with a roster of 32 independent sales representatives. We also market ViziLite® through the World Medical Trade Organization (“WMTO”) in various countries in the Pacific Rim. With the introduction of independent sales representatives and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process.

- IST Products

IST markets its swab products to a variety of OEM accounts in the dental, medical and cosmetic industries using independent sales representatives and its own in-house employees. Probe covers are sold through local, regional and national distributors and buying groups.

Biotechnology

-OraTest®

We sell the OraTest® product through our wholly owned subsidiary, Zila Limited in the U.K. Additionally, Zila Limited has contracted with CPG Holdings Ltd, a third party fulfillment organization, to warehouse and ship OraTest® products throughout the European Union and other selected countries. Zila has stopped promoting the product in Europe in favor of funding the FDA clinical trials, but we will seek a partner in Europe for future marketing and sales for the OraTest® product. WMTO has the distribution rights for the OraTest® product in major Asian markets, including Hong Kong, Indonesia, South Korea, Malaysia, Peoples Republic of China, Singapore, Taiwan, Thailand and Vietnam. WMTO is currently developing their marketing plans for distribution of the OraTest® products in these countries. Currently however, substantially all of our efforts are focused on the OraTest® FDA phase III clinical study with little emphasis, funding and resources given towards international marketing efforts.

MANUFACTURING AND SUPPLY

Nutraceuticals

All Ester C® products are manufactured at our Prescott, Arizona location. This 65,000 square foot state of the art facility integrates all manufacturing, quality assurance/quality control and warehousing and distribution for Ester C®.

Ascorbic acid is a key raw material in the formulation and processing of Ester-C®. During 2003, ascorbic acid prices increased substantially. We have undertaken a strategy to reduce the risk of inadequate supply and pricing volatility by locking in a stable, lower cost ascorbic acid supply through securing longer term contracts.

Pharmaceuticals

- Zilactin®

We employ a network of contract manufacturers to produce and package all of our Zilactin® products except Zilactin®-L which is currently manufactured in-house. We forecast retailer demand, place orders and manage inventory with each supplier. For each of our Zilactin® products we currently rely on a single source of supply.

- Peridex®	Peridex® is manufactured at a contract facility in Chicago, Illinois. We rely on a single source of supply for the Peridex® product.

- ViziLite®	The ViziLite® product consists of a number of components produced and assembled by different contract manufacturers. For each component, we currently rely on a single source of supply.

- IST Products	All IST products are manufactured at the Antioch, Illinois location.

Biotechnology

- OraTest®

A contract manufacturing facility in the United Kingdom produces and packages the OraTest® product for distribution in the U.K. and for sale to other selected countries.  In order to ensure an available and stable supply of ZTC™, the world’s only pharmaceutical grade tolonium chloride and the active ingredient in the OraTest® product, we established our own manufacturing facility because no other pharmaceutical grade of tolonium chloride was available. The facility, located in Phoenix, Arizona manufacturers ZTC™ under FDA’s exacting current Good Manufacturing Practices (“cGMP”) standards, providing the pharmaceutical-grade quality required.

COMPETITION

All of the industries in which we sell our products are highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than we have, are actively engaged in the development of products that may compete with our products. The nutraceutical, pharmaceutical and biotechnology industries are characterized by extensive and ongoing research efforts that may result in development by other companies of products comparable or superior to any that are now on the market, including those that we sell.

Nutraceuticals

-Ester-C®

Due to our patent position, we are the sole global producer of calcium ascorbates containing vitamin C metabolites. However, Ester-C® does compete directly with all vitamin C products.  Approximately 70% of the world supply of vitamin C raw material is produced in China by four manufacturers for export to world markets. The predominant competing vitamin C manufacturer outside Asia is Roche/DSM. We believe that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service.

We believe that we compete favorably with other producers of vitamin C because of the positive attributes of our patented Ester-C® products, high customer-order fill rate, strong distribution network, and advertising and promotional support. Sales trends for 2003 are significantly better than those for traditional vitamin C. We believe that our commitment to research demonstrating the benefits of Ester-C® products and our commitment to our marketing partners and consumer focused advertising gives Ester-C® a competitive advantage.

Although the Ester-C® patent expires in 2007, we continue to perform research and development activities to extend patent protection for the brand. A new international patent application was filed in 2001 covering improved vitamin C compositions that may have the effect of extending protection of the improved Ester-C® product for several additional years. Corresponding patent applications are pending in the United States, Europe and eight additional foreign markets. There can be no assurance that any new patents pertaining to the improved Ester-C® product will be issued.

- Palmettx®

Given the commodity-like margins offered by this product category, the Company has decided to withdraw from this market. We expect to be able to sell our low levels of remaining powder inventory in the normal course of business.

Pharmaceuticals

-Zilactin®

We compete in two primary categories: cold sores and mouth sores. Numerous products exist for the treatment of cold sores and mouth sores, including some with greater name recognition and closer ties to major food, drug and mass retail chains including: Orajel by Del Pharmaceuticals, Inc., Abreva by GlaxoSmithKline, Anbesol by Wyeth Labs, Campho Phenique by The Bayer Corporation, Novitra by Boericke Tafel and Herpecin-L by Chattem, Inc. All of these companies have greater financial resources than us. In the cold sore category, we have been affected by superior product claims by our competitors, supported by aggressive advertising campaigns. In the mouth sore category, we have a competitive advantage with our film-forming technology which allows the user to eat and drink pain-free for up to six hours. However, sales in these categories have declined over the past year in part due to extensive consumer-oriented advertising by our competitors.

Peridex®

Peridex® competitors include generic versions and name brands, such as Periogard, made by Colgate Oral Pharmaceuticals. Many of our competitors possess greater financial resources than we have. However, we believe that the reputation of Peridex® as the “gold standard” of prescription antibacterial oral rinse within the dental profession and our relationship with Omnii as our distributor to professionals should allow us to continue to compete effectively in the dental healthcare professional marketplace. In addition, we anticipate that new packaging options and new product development activities may allow us to counter inroads made by generic equivalents.

-ViziLite®

ViziLite® is a patented, FDA cleared device, used to view and evaluate oral mucosal abnormalities with no known product competitors. Instead, ViziLite® must contend with altering the conventional method of visual and tactile testing for abnormalities that has been the only available methodology for visualization of early lesions.

-IST Products

The swab products compete with a variety of other product delivery systems, including some that utilize swabs as part of their configuration. The unique IST dry handle swab product provides a clean and convenient product that is patented and is supported by a fusion plastic molding process allowing low cost production of the key molded components.

Biotechnology

-OraTest®

The OraTest® product is in a phase III clinical trial and therefore Zila is not marketing the product in the U.S. Because of our focus on the phase III clinical trial, we have placed little emphasis, funding and resources on international markets for the product. However, there are no known competitors to the OraTest® product in the U.S. or worldwide. The conventional method of using visual examinations by medical personnel to detect oral cancer is still a widely accepted practice. ZTC™ and its technology are protected by issued and pending patents. See also Item 1. “Business - Patents and Trademarks.”

LICENSING

Pharmaceuticals

- Peridex®

On January 30, 2001, we signed a perpetual license agreement with Xttrium whereby we granted Xttrium the right to use our technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a private label product for distribution in certain markets.

-OraTest®

In 1991, we acquired ownership of certain exclusive rights to the patents, technology and process embodying the formulation and the application of the OraTest® product. We are obligated to pay royalties to the National Technical Information Service based upon certain usages of the OraTest® product.

In August 1998, we entered into a five-year distribution and manufacturing license agreement with Nippon Shoji Kaishi, Ltd. (now known as Azwell, Inc.) to obtain regulatory approval and market the OraTest® product in Japan.

In June 2001, we contracted to supply ZTCtm to Denfotex Limited of the United Kingdom, for worldwide use in photo-activated disinfections in the tooth structure. Denfotex will sell, directly and through third party dental product distributors, both a unit dose of ZTCtm and a laser delivery system. We will charge Denfotex for the material supplied and receive a royalty on each laser unit sold.

-ViziLite®

In December 2001, we entered into an exclusive agreement with Trylon to license the ViziLite® technology. That agreement was modified in October 2003 which now provides that we pay Trylon a reduced royalty of (i) a 5% royalty on the net sales of the ViziLite® product during the first 5 years and (ii) a 2.5% royalty on the net sales during the period commencing on the 5th anniversary of the Closing Date through the 10th anniversary of the Closing date after which the royalty payment ends. The license is perpetual for the licensed patents, which are based on the life of the patents, unless terminated early in accordance with the agreement for certain defaults.

GOVERNMENTAL REGULATION

General

Our operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of its products. We devote significant time, effort and expense addressing the extensive government regulations applicable to our business. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products.

The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States or for sale in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP. Compliance with cGMP requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both of our manufacturing facilities and our contract manufacturing plants and laboratories to assure compliance. The FDA may request a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

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

Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of laws and regulations. Concern for maintaining compliance with federal, state, local and foreign laws and regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. We cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on our consolidated financial position, results of operations or cash flows.

- Zilactin®

We market Zilactin® products as a treatment for the symptomatic relief of mouth sores (oral mucosal ulcers and lesions), cold sores and swollen gums from teething and toothaches. We are not required to file a New Drug Application (“NDA”) covering these uses of Zilactin® products.

The FDA’s regulation of most of the OTC drug products in the United States (such as Zila’s Zilactin® family of products) has not been finalized, but we believe we produce and market the Zilactin® family of products in compliance with FDA’s OTC enforcement policy. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

OraTest®

Zila has not received final FDA approval for OraTest® and is conducting a phase III clinical trial to include in an amended NDA. As of July 31, 2003, we had expensed approximately $42 million for OraTest® including significant expenditures towards obtaining FDA approval of the OraTest® product, to lease its manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product. See additional discussion below under “Cautionary Factors That May Affect Future Results.”

Although we have received regulatory approval to market the OraTest® product in various Asian and European countries, we are currently not actively marketing in these countries due to our emphasis on the U.S. market approval.

PATENTS AND TRADEMARKS

- Ester-C®

In 1989, three United States patents were issued in connection with Ester-C® nutritional ingredients. All three patents expire in the year 2007. Twenty-four corresponding foreign patents in countries important to our marketing and distribution strategy have been awarded, with expiration dates ranging from 2005 to 2020. The first patent covers compositions for administering vitamin C that contain vitamin C metabolites including threonate. The second and third patents cover improvements to the metabolite technology, which enhance the absorption of vitamin C from the Ester-C® formulation and is applicable to a wide variety of other non-prescription and prescription drugs.

A new international patent application was filed in 2001 covering improved vitamin C compositions that may have the effect of extending protection of the improved Ester-C® product for several additional years. Corresponding patent applications are pending in the United States, Europe and eight additional foreign markets. There can be no assurance that any new patents pertaining to the improved Ester-C® product will be issued.

Ester-C® Topical Concentrate, a stable form of vitamin C that in preliminary studies appears to penetrate the skin to help produce collagen and supporting structures, was awarded a United States patent in March 2001 and expires in 2018 for “Stable Liquid Mineral Ascorbate Composition and Methods of Manufacturing and Use.”  Patents have been issued in Australia, New Zealand and Singapore.  Corresponding patent applications are pending in several other foreign countries.

We have several trademarks issued by the United States Patent and Trademark office including four major trademarks. These include: 1) the Ester-C® trademark; 2) the EC® logo trademark; 3) the C-Flex® trademark; and 4) the Palmettx® trademark. We also have trademarks issued in 45 foreign countries with trademarks pending in several other countries.

In 2002, a U.S. patent was granted for “Methods and Compositions for Potentiating Cancer Chemotherapeutic Agents.”  This patent is based on cancer chemotherapy research, which showed that two of the vitamin C metabolites found in Ester-C® potentiated the effects of chemotherapeutic agents. Two related U.S. patents are pending, along with several corresponding foreign applications.

A new patent application was filed in 2003 covering the use of Ester-C® to improve two separate gene responses plus the treatment of at-risk patients such as smokers. These patents are pending in the U.S., Europe, and several other foreign countries.

- Zilactin®

A comprehensive United States patent covering present film-forming Zilactin® gel products was issued in February 1991 and will expire in 2008. Two United States patents and corresponding foreign patents have been issued covering topical film-forming products. We have two United States patents related to the dry handle swab assembly in the Zilactin® Toothache Swabs and Zilactin® Baby Teething Swabs. We have registered the trademarks Zila® and Zilactin® in the United States, Canada and in several important foreign countries and have applications pending to register these trademarks in others. We believe that widespread use of the Zila® and Zilactin® trademark alone and as the dominant features of other marks, e.g., Zilactin®-B, Zilactin®-L, etc., affords reasonable protection for the family of trademarks in which Zila® is the dominant feature.

- Peridex®

Peridex® as a brand name has become the “gold standard” within the dental industry for prescription oral rinses in both the United States and Canada. Concurrent with the purchase of the Peridex® brand from Procter & Gamble in November 1997, Zila Pharmaceuticals purchased the trademark rights to Peridex®. Accordingly, Procter & Gamble has assigned the Peridex® trademark to us for each country where it has been previously registered. We recorded our trademark assignment for Peridex® with the United States Patent and Trademark office in June 1998 and with the Canadian Registrar of Trademarks in July 1998.

-IST Products

With the February 1, 2001 purchase of the assets from National Healthcare Manufacturing Corporation (NHMC), we purchased the patent rights related to the “Dry Handle Swab Assembly and Unit.”  We were issued a new patent covering an improved version of the swab assembly in June 2002 which will expire in 2019. The United States Patent & Trademark Office issued a certificate of registration for the “Innovative” trademark in July 2002.

- OraTest®

When we purchased the shares of CTM Associates, Inc. (“CTM”) in June 1996, we acquired certain technology rights and U. S. patent rights related to the OraTest® product. On September 16, 2003, we received notice of allowance for a U.S. patent covering the method by which our ZTC™ has been shown to detect pre-cancer and cancer cells. The patent is based upon in-vitro studies of the ZTC™ mechanism of action.  When this patent issues, we will have ten issued United States patents related to ZTC™ and/or the OraTest® product. These patents will have expiration dates ranging from 2007 to 2021. An additional 30 corresponding foreign patents have been issued and there are pending international applications that would result in coverage of  ZTC™ and/or OraTest® related technology by over 350 United States and foreign patents. These patents and pending applications cover: (a) the composition of matter for ZTC™, (b) the process for manufacturing ZTC™; (c) the methods and products for using ZTC™ to detect epithelial cancer; and (d) other compounds that are chemically related to Tolonium Chloride for use in detecting epithelial cancer.

The OraTest® trademark was registered in the United States in June 1998. We also have trademarks registered in Canada, Japan, Taiwan, Israel, Norway, Switzerland, South Africa plus 15 European countries that have signed the European Community Trademark treaty. The trademark OraScreen™ was registered in Australia, Belgium, France, Germany, Italy, Switzerland, Ireland, United Kingdom, Canada, Japan, New Zealand and the United States.

EMPLOYEES

As of July 31, 2003, we had a total of 136 employees.  In 2003, we invested a significant amount of time and effort in a reorganization program.  A significant portion of the employees in the Company were transitioned as we strove to improve our talent, experience and infrastructure.

No employees are represented by a labor union. We believe our relationship with our employees is good.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The disclosure and analysis in this report and in our other reports, press releases and public statements of our officers contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, and may be identified by the fact that they do not relate strictly to historical or current facts. In particular, forward- looking statements include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Many factors discussed in Part I of this report, such as government regulation, competition, and the supply of raw materials, will be important in determining future results.

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

-Uncertainties of Regulatory Approval

The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product.  If the compounds in testing are modified or optimized it may extend the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.

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

- Introduction of OraTest® in the United States

Zila has not received FDA approval for OraTest® and is conducting a phase III clinical trial to include in an amended NDA. As of July 31, 2003, we had expensed approximately $42 million for OraTest® including a significant financial investment towards obtaining FDA approval of the OraTest® product, to build its manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA may require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product.

If FDA approval of the OraTest® product is received, we must establish a marketing and sales force with technical expertise to market directly to the profession or we must obtain the assistance of a pharmaceutical company or a distributor with a sales force. There is no assurance that we will be successful in gaining market acceptance of the OraTest® products.

Based on recent evaluations of the anticipated scope of the clinical trial, we believe that the net proceeds of $14.8 million from the settlement with our former CRO, along with cash generated internally from our Nutraceuticals and Pharmaceuticals businesses, will be adequate to fund the OraTest® clinical trial to its completion for submission to the FDA review process.  There can be no assurances that these amounts will be adequate to support the future clinical study costs if the trial proceeds at a slower rate than expected, the costs increase beyond current estimates or we are unable to sustain our current level of cash flow from operations.  Factors that affect the cost and timing of completion of the clinical trial include but are not limited to: (i) patient enrollment rates; (ii) tumor formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) protocol modifications.

In connection with the OraTest® product, we have capitalized costs of approximately $6.7 million as of July 31, 2003. The costs include purchased technology rights, fixed assets, patent costs and inventory, all of which are combined for the purpose of testing recoverability. The recoverability of these assets is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. We have prepared a probability-weighted analysis of potential future cash flows under various scenarios. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Relatively small changes in the probability assumptions assigned to each potential outcome, actual phase III testing costs in excess of current budget or changes in the expected date and overall likelihood of FDA approval could result in impairment of these assets.

We also have approximately $359,000 of ZTC™ the active ingredient in the OraTest® product and $59,000 of raw components at our manufacturing facility in Phoenix, AZ.  We intend to realize the value of this drug substance through sales in the U.S., if approval for the OraTest® products are received from the FDA. The drug substance currently has lot expiration dates in 2004, 2005 and 2006. Previous testing indicates that the drug substance product is stable and we expect to be able to extend the expiration dates of the entire drug substance through the sale of such drug substance in the United States. However, no assurance can be given that future testing efforts will indicate the same results. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance.

- Dependence on Key Products

A large percentage of our revenues result from sales of Ester-C®, Peridex®, and the Zilactin® family of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Zilactin®, Peridex® and ViziLite® products and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with cGMP could have a material impact on our revenues.

- Possible Claims Relating to Products

We could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with whom we have entered into manufacturing agreements or by us. We maintain product liability insurance coverage for claims arising from the use of our products. However, we could be subject to product liability claims in excess of our insurance coverage. Any significant product liability claims not within the scope of our insurance coverage could have a material adverse effect on us.

- Competition; Research and Development

The nutraceutical, pharmaceutical and biotechnology industries are highly competitive. A number of companies, many of which have financial resources, marketing capabilities and research and development capacities greater than ours, are actively engaged in the development of products similar to the products we produce and market. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those we market. It may be difficult for us to maintain or increase sales volume and market share due to such competition.

- Generic Competition

In the U.S., competition with producers of generic products is a major challenge. The loss of any of our products’ patent protection could lead to a significant loss in sales of our products in the U.S. market.

- Dependence on Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect our proprietary rights. We own and have exclusive licenses to a number of United States and foreign patents and patent applications, and intend to seek additional patent applications, as we deem appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to cover our products or to effectively limit competition against us is uncertain. Furthermore, any patents that may be issued to us may be challenged, invalidated or circumvented. Litigation may result from our use of registered trademarks or common law marks and, if litigation against us were successful, a resulting loss of the right to use a trademark could reduce sales of our products and could result in a significant damages award. Although we intend to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult. International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which we do business.

-Raw Materials

Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of nutraceutical and pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products for which only one raw material supplier exists, could result in a material loss of sales.  In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers. Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. During 2003, ascorbic acid prices increased substantially. We have undertaken a strategy to lock in a stable, lower cost ascorbic acid supply through securing contracts.

- Future Capital Requirements and Uncertainty of Future Funding

The development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We may need to raise additional funds for these purposes and we may seek such additional funding through collaborative arrangements. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our products or to license third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

On August 27, 2001, we entered into a Loan and Security Agreement (the “Agreement”) with Congress Financial Corporation (“Congress”) of Pasadena, CA. whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $8.4 million at July 31, 2003. Upon receipt of the $14.8 million net proceeds cash settlement with our former CRO on June 30, 2003, we immediately paid off the outstanding Congress balance of approximately $1.3 million.  The obligations under the Agreement are collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets of certain of its operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004; however, any amounts due under the line of credit would be classified as current because of certain provisions required by Congress. We are currently negotiating with several local asset based lenders who we believe can provide terms and conditions better than Congress because we now satisfy the requirements for the customer base they are pursuing.

The Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that the Company has incurred a “material adverse change.” While we do not believe that any events have occurred in fiscal 2003 that would constitute a material adverse change, that determination is solely the responsibility of Congress. Under the Agreement, we are also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2003, our adjusted tangible net worth was, as defined, $32.3 million compared to a required amount of $12.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt we may become out of compliance with the covenant. However, because we paid off the Congress balance on June 30, 2003 and have invested the remainder of the $14.8 million proceeds in short term investments, we do not anticipate further utilizing the Congress line of credit.

- Expiration of Letter of Credit

At July 31, 2003, our subsidiary, Oxycal Laboratories, Inc., (“Oxycal”) has $3.6 million of debt outstanding for bonds issued on its behalf by The Industrial Development Authority of Yavapai County, Arizona. In connection with these bonds, Oxycal must maintain an irrevocable direct-pay letter of credit to secure payment of principal and interest on the bonds. The letter of credit expires on March 15, 2004 and the financial institution backing this letter of credit has notified Oxycal that it does not intend to renew.Thus, Oxycal must seek a replacement letter of credit with another financial institution. We are in the process of evaluating financial institutions and anticipate that we will be able to secure a replacement letter of credit for these bonds. If, however, we are unable to replace this letter of credit, we would have to seek an alternative debt financing source to fund the repayment of these bonds or pay off the bonds from our available cash resources. There can be no assurance that any new financing, if available, will be on terms and conditions as favorable as our current financing or will be otherwise acceptable to us.

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

- Issuance of Preferred Stock

Our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock related to the IST acquisition. As of July 31, 2003, all of the shares of the Series B Preferred Stock remained outstanding.

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

- Interest Rates

We are exposed to the risk of interest rate fluctuations in connection with our revolving line of credit and the Industrial Development Authority (“IDA”) Bonds outstanding. At July 31, 2003, the carrying values of the IDA Bonds approximated fair value.

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

- Inspection of Manufacturing Facilities

The FDA has recently inspected our manufacturing facilities and certain facilities of our suppliers. Such inspections resulted in the identification of certain minor deficiencies. We have developed an action plan to remedy the deficiencies and we are in the process of implementing the plan. Should these deficiencies not be remedied, product supply could be affected.

- Required Number of Employees

Zila Nutraceuticals manufacturing facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Nutraceuticals for the construction of the facility. In conjunction with the Authority, an Economic Development Agreement with the City of Prescott was entered into, which requires that we maintain at least 50 employees and add additional employees. There is no assurance we will be able to maintain or add the required number of employees, although we have recently added several employees due to our growth.

- New Product Acceptance – ViziLite®

Recently, we have adjusted our product-to-market strategy for ViziLite® based on our experiences in promoting awareness, education, trial and repeat purchases of this unique product within the dental profession. However, the redirected product rollout strategy is currently in the implementation stage and thus the acceptance of ViziLite® among dental professionals can not be determined at this time. If sales of ViziLite® do not meet certain minimum levels, an impairment charge may be incurred.

-IST Loss of Customer

In August 2003, IST and a customer representing approximately 70% of its monthly sales reached a settlement over a contract pricing dispute in which the customer ultimately accepted our price increase on swabs and current production levels. As part of the settlement, the current contract was extended to March 30, 2004, after which we anticipate the customer to stop ordering swabs from us. We are in the process of attempting to recoup this lost volume through other new customers although there are no firm commitments at this time and there can be no assurances that we will be able to do so.

ITEM 2.

PROPERTIES

- Corporate Headquarters

On January 4, 1991, we purchased a 16,000 square foot building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800 which became our corporate headquarters. The purchase price of the building was approximately $600,000. The mortgage related to this real estate was paid in full on August 23, 2001.

- Manufacturing Facilities

We currently lease 13,400 square feet for a manufacturing facility and laboratory in Phoenix, Arizona. This facility produces Zilactin®-L Cold Sore Liquid, ZTC™, which is the active ingredient in the OraTest® products as well as provides technical support and testing for the Zilactin® line of products. The facility is leased under a 56-month agreement, which expires December 31, 2005 and is renewable at that time.  Monthly lease payments are $10,570. Together with our laboratory facilities, we believe that our current manufacturers are capable of performing all necessary production for us. See “Item 1. Business – Manufacturing and Supply.”

The Nutraceuticals Group owns 5 acres and occupies a 65,000 square foot facility located at 6735 Inter-Cal Way, Prescott, Arizona 86301. The building features production, laboratory, packaging, storage and shipping areas, as well as a controlled environment, and was mortgage financed from Yavapai County Industrial Development Authority Bond proceeds. The construction and move to the facility was completed in the fall of 2000.

IST leases 14,400 square feet for a manufacturing facility in Antioch, Illinois for the manufacture and distribution of dry handled swab products and probe covers. The facility is leased under a seven-year agreement, which expires January 31, 2008. The lease has an option to renew for an additional three years. Monthly lease payments are $5,667.

- Other

We are still responsible for three building leases related to the facilities of our discontinued dental supply operations. We lease 19,200 square feet within an office/warehouse complex with a current lease rate of $3,264 per month, and lease expiration on December 31, 2004.  The full cost of this lease was assumed by the buyer of the ZDS mail order business on November 5, 2001.  We lease 7,708 square feet in an office building with a current lease rate of $9,603 per month and lease expiration on December 31, 2004. We lease 4,761 square feet in an office building with a current lease rate of $4,555 per month and lease expiration on November 30, 2004. This building was subleased October 1, 2002 through November 30, 2004, providing sublease income of $59,000 through the lease period.

ITEM 3. LEGAL PROCEEDINGS

     We and certain of our former corporate officers were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of our securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on our financial statements.

     On December 19, 2001, we and Joseph Hines, our former President, reached a settlement with the Securities and Exchange Commission (the “Commission”) relating to certain public statements made by us in January 1999 with respect to the prospects for approval by the FDA of the OraTest® product.

     Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to us on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by us during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, we and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged our position that, at the time, we were represented by experienced FDA counsel who had advised us that our OraTest® NDA was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the our public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 hereunder.

     In order to resolve the matter, we and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, we and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule. Mr. Hines is no longer a director, officer or employee of the Company.

     In connection with the acquisition of patent rights in 1980, we agreed to pay Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment composition, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we furthermore requested reimbursement of royalties paid since August 1998. We then filed suit in Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the court has not ruled on our request for reimbursement of overpaid royalties. The Company currently intends to request the Court to rule on Zila’s claim for reimbursement and prepare for trial on the remaining breach of contract issue.

     In January 2003,we filed a suit for patent infringement against Beutlich Pharmaceuticals, LP (“Beutlich”) alleging that they sold “dry-handle swabs” that infringe upon our IST product swab patent. In February 2003, the Arizona court issued a temporary restraining order in our favor that stopped Beutlich from selling their swabs. In May 2003, the manufacturer of the swab that Beutlich was selling, Viridian Packaging Solutions, LLC. (“Viridian”) of Gurnee, Illinois, filed a declaratory judgment action in the Northern District of Illinois which has jurisdiction over all Federal cases filed in the metropolitan Chicago area. The Viridian suit seeks a declaration of non-infringement and patent invalidity. In August 2003, the Arizona court agreed to transfer the case to the Northern District of Illinois. However, we intend to vigorously defend our intellectual property rights. If Viridian prevails, sales of IST product swabs could be detrimentally affected.

     On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA cleared ViziLite® chemiluminescent light device from The Trylon Corporation of Torrance, CA (“Trylon”). The rights acquired include the FDA-cleared devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. We issued 2,000,000 shares of restricted common stock for the rights and agreed to pay royalties to Trylon on sales of the ViziLite® product. In a mediation settlement concluded October 15, 2003, the royalty payments were reduced and the contractual restrictions on certain shares were modified to allow removal of the restrictions only upon the achievement of certain government approval and other milestones.

     In November 2001, we filed a suit for trademark infringement and trade secret misappropriation against Darrell Van Dyke and GMP Products, LLC (“Van Dyke”) in U.S. District Court for the Northern District of Illinois relating to IST’s patented swab technology. In December 2002, the court entered a final judgment against us. Subsequently, the defendants brought a motion to recover their attorney’s fees and other costs incurred in defending the action. On September 29, 2003, the court awarded $131,700 to the defendants. We intend to appeal this decision. Our legal counsel has advised us there is a high probability of success in our appeal process and furthermore even if we are not successful on appeal, the amount is likely to be significantly lower than the District Court’s judgment.  We have not accrued for this legal matter in fiscal 2003.

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

	High	Low

Fiscal Year Ended July 31, 2003
First Quarter	$1.90	$0.77
Second Quarter	1.20	0.67
Third Quarter	1.69	0.94
Fourth Quarter	3.41	1.37

Fiscal Year Ended July 31, 2002
First Quarter	$2.73	$1.60
Second Quarter	2.74	1.77
Third Quarter	2.54	1.95
Fourth Quarter	2.26	0.69

     The number of stockholders of record of the common stock as of July 31, 2003 and September 30, 2003 were approximately 3,150 and 3,159, respectively. As of July 31, 2003, there are 100,000 shares of our Series B Preferred Stock outstanding.

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

     On March 14, 2003, we issued warrants to purchase 104,000 shares of our common stock to members of our Medical Advisory Board. The exercise price is $0.98 per share. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

     On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA cleared ViziLite® chemiluminescent light technology from The Trylon Corporation of Torrance, California. The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources. Under the transaction, we issued 2,000,000 shares of restricted common stock, of which 1,625,000 shares were delivered to Trylon and/or its creditors and 375,000 shares were placed into escrow. Of the 1,625,000 restricted shares delivered, 750,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, and may be eligible for sale subject to the holding period and other requirements of that Rule. The contractual restrictions on the remaining 875,000 shares and the 375,000 shares placed into escrow were modified in a mediation settlement concluded October 15, 2003. The mediation settlement stated that the contractual restrictions on these shares will be only removed upon the achievement of certain government approval and other milestones and not at the earlier of 10 years following the closing date or the achievement of certain future sales milestones as was included in the original agreement. Royalty payments were also reduced. The shares of common stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

     On February 1, 2001, as part of the IST acquisition, we issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. for the patent rights and the Antioch, Illinois manufacturing operations for swab products. The preferred stock is convertible into shares of our common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. We paid the holders of the preferred stock dividends of $49,000 during 2003 and $29,000 during 2002. Accumulated accrued dividends are $19,500 as of July 31, 2003. No dividends were paid in 2001. The shares of preferred stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

     The Company entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, the Company is committed to issue warrants to purchase 30,000 shares of its common stock for $4.00 per share. At July 31, 2003, $28,000 is included in accrued liabilities representing the fair value of the warrants expected to be issued. The warrants were effective as of July 24, 2002 and subsequently issued.

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

     On March 23, 2000, we issued a warrant to purchase 10,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of an engagement agreement at an exercise price of $4.906 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. The warrants expired April 1, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes options, warrants and securities available for issuance under the Company’s equity compensation plans as of July 31, 2003:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)

Equity compensation plans approved by security holders (1)	1,299,000	$2.69	4,273,056(2)
Equity compensation plans not approved by security holders (3)	119,000	$1.42

	1,418,000

(1)	Includes the 1997 Stock Option Award Plan, the 1988 Stock Option Award Plan, the Non-Employee Directors Stock Option Plan, and the Zila, Inc. Employee Stock Purchase Plan
(2)	Includes 1,831,000 shares issuable under the Zila, Inc. Employee Stock Purchase Plan
(3)	Represents warrants issued to financial and medical advisors in March and December 2000 and March 2003

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

	Fiscal Year Ended July 31,

Statement of Operations Data:	2003		2002	2001	2000	1999

Net Revenues	$47,106,865		$34,871,770	$30,710,761	$36,608,273	$38,727,634
Net Income (Loss)	7,285,359	(1)	(12,010,284)	(6,390,492)	3,343,900	(2,194,671)
Net Income (Loss) Attributable to Common Shareholders	7,246,359	(1)	(12,068,784)	(6,390,492)	3,343,900	(2,194,671)
Basic and Diluted Net Income (Loss) Per Share Attributable To Common Shareholders	.16		(0.27)	(0.15)	0.08	(0.06)

(1)

Includes adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in which we recorded a charge of $4,084,193 reported under the captions “Cumulative effect of accounting change” on our Consolidated Statement of Operations. Income Before Accounting Change was  $11,369,600

	At July 31,

Balance Sheet Data:	2003	2002	2001	2000	1999

Current Assets	$33,560,151	$18,252,737	$31,961,201	$31,380,071	$30,750,624
Total Assets	69,020,316	57,360,653	75,602,514	77,040,526	76,077,681
Current Liabilities	11,544,063	7,427,221	15,803,043	11,377,470	9,636,116
Long-Term Debt	3,728,126	3,610,483	4,153,271	4,548,953	9,577,755
Total Liabilities	15,272,189	11,037,704	19,956,314	15,926,423	19,214,681
Series A Convertible Redeemable Preferred Stock					8,787,191
Series B Convertible Preferred Stock	462,500	462,500	462,500
Shareholders’ Equity	53,748,127	46,322,949	55,646,200	61,114,103	48,076,619

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on Page 13 of this Form 10-K and below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flow and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (ix) adverse changes in government regulations; (x) our suppliers and our ability to continue to comply with cGMP and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers; (xiii) our ability to keep and attract key management employees; (xiv) our inability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our inability to protect our intellectual property; (xix) impairment charges resulting from an impairment of our goodwill and intangible assets; (xx) future increases in the cost of ascorbic acid, the primary raw material in our Ester-C products, and our ability to pass price increases along to customers; (xxi) the market acceptance of the ViziLite product; (xxii) the outcome of our current lawsuit with Viridian/Beutlich  and (xxiii) a general downturn in the national economy as a whole.

     Included among the factors affecting the OraTest® product are (i) successful completion of the clinical study; (ii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical study and the FDA review process; (v) stability of the ZTC™ drug substance, (vi) the limitations on indicated uses for which the OraTest® product may be marketed; and (vii) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

     Adoption of New Accounting Principle -  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and certain intangibles with indefinite lives are no longer amortized but instead are subject to periodic impairment testing using a fair value methodology.  Intangible assets with finite lives will continue to be amortized over their respective useful lives.

     Under this SFAS, we were required to test all existing goodwill and other intangible assets with indefinite lives for impairment as of August 1, 2002 on a reporting unit basis. We recorded a non-cash charge of $4,084,000 which was reported under the caption “Cumulative effect of accounting change.”  The charge relates to our Peridex® product line and IST. Factors contributing to the impairment charge were the competitive environment facing Peridex® and the heightened price competition among alternative delivery systems to IST.

     Revenue Recognition - Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred. Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2003 of $6.7 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to properly market the product to a sufficient number of dentists so it becomes integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of July 31, 2003 of $2.2 million have been capitalized.

     Intangible Assets - Following is a summary of the significant classes of intangible assets and our impairment methodology for each.

     In accordance with SFAS No. 142, our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the  asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and certain intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in event or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

     OraTest® - The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $4 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products (see Note 13). Fixed assets of approximately $846,000 (primarily related to a manufacturing facility), patents and patents pending of $1,057,000, long-term deposits of $760,000 and $578,000 of active ingredient and related components associated with the OraTest® products and are grouped with the purchased technology rights for the purpose of testing recoverability. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Peridex® Goodwill – Goodwill is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. As part of the implementation for SFAS No, 142, “Goodwill and Other Intangible Assets” on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® assets as of the adoption date for SFAS No. 142. Based upon the financial advisor findings, the Company determined that approximately $3 million of goodwill was impaired thus reducing goodwill to approximately $4 million (net of accumulated amortization of $4.6 million). This transitional impairment charge of $3 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year.

     Zila Nutraceuticals - Goodwill - Goodwill and trademarks totaling approximately $11.8 million (net of accumulated amortization of $3.5 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We forecast that cash flows associated with the Ester-C® products will allow recovery of the total intangible asset balance in approximately 5 years if net cash flows continue at current levels.

     Other Goodwill and Intangible Assets - Other goodwill is related to the IST acquisition in February 2001 and the other intangibles are related to the Pro-Ties acquisition in December 2000. As part of the implementation for SFAS No, 142, on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor’s findings, the Company determined that the entire $1.1 million of IST goodwill was impaired. This transitional impairment charge of $1.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year. IST sales have substantially increased during 2003 when compared to 2002. According to guidelines established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reviewed the Pro-Ties intangible assets consisting of patents and technology rights and recorded an impairment charge for the net book value of $141,000.

OVERVIEW

     You should read the following discussion and analysis together with the financial data in the section labeled “Selected Financial Data” and with our audited Consolidated Financial Statements and Notes thereto.

     We are an innovator in preventative healthcare technologies and nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. In August 2002, in order to support continued growth, we realigned several of our business units into three focused operating divisions. Zila Nutraceuticals, which manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C and the Palmettx line of botanical products, maintained its historical organizational structure. Zila Pharmaceuticals combined the former divisions of Consumer Pharmaceuticals and Professional Pharmaceuticals, and consists of the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities and the plastic molded products from IST. Zila Biotechnology was created to manage the OraTest® product, an oral cancer detection system, which is currently in FDA phase III clinical studies, and the ZTC™ technologies focused on cancer and pre-cancer detection and treatment.

Financial Statement Format

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

     In August 2002, we realigned several of our business units into three focused operating divisions. Our segment reporting has been modified to reflect this new organization structure. While Zila Nutraceuticals did not change its reporting structure from 2002 to 2003, Consumer Pharmaceuticals and Professional Pharmaceuticals were combined into one Pharmaceuticals segment. Also, the Biotechnology segment was created by moving the OraTest® product and FDA phase III clinical testing process from Professional Pharmaceuticals and the ZTCtm technologies from Corporate into Zila Biotechnology, Inc. Segment reporting for 2002 and 2001 have been restated to reflect these organizational changes.

CERTAIN TRANSACTIONS IN FISCAL 2003

$20 Million Settlement with former Contract Research Organization

     On April 14, 2003, we reached a $20 million settlement of a dispute with our former CRO. We retained the former CRO in 1999 to design and conduct the FDA phase III clinical trial for our Ora-Test® oral cancer detection product and paid them approximately $4.5 million over the life of their involvement. As part of the settlement, we incurred approximately $5.2 million in legal, consulting and other related obligations, resulting in a net gain of $14.8 million. Cash proceeds were received on June 30, 2003. In December 2002, we transitioned the OraTest® clinical trials from our former CRO to Quintiles Transnational, the nation’s largest pharmaceutical services company.

Sale of Common Stock Received as Part of the PracticesWares Transaction

     On July 30, 2003, we sold our entire 19.9% interest in PracticeWares Inc. that we received as part of the sale of the mail order business of ZDS for $525,000. Since this ownership interest is not part of our business strategy, we viewed this sale as an excellent opportunity to generate additional cash and realize a financial gain from a non-core asset. Since the common stock had a zero cost basis, the entire cash proceeds are recorded as a gain and are included in “Other Income” on the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2003 Compared to Fiscal Year Ended July 31, 2002

Total Company

     Net revenues for the year ended July 31, 2003 were $47.1 million, a 35.1% increase compared to the $34.9 million for the year ended July 31, 2002. Due to this net revenue increase our loss from operations improved from a loss of $7.1 million in 2002 to a loss of $3.4 million in 2003. Affected by certain one-time gains, income from continuing operations represented a significant turnaround from a loss from continuing operations before accounting changes of $11.3 million in 2002 to income from continuing operations in 2003 of $11.4 million.  We believe these improvements were due to the Company’s new senior management focus on its three operating divisions, our core competencies and investment in needed infrastructure.

     On a segment basis, the main driver of this growth was a 50% increase in revenue of the Zila Nutraceuticals, to $29.4 million in 2003 from $19.6 million in 2002. This represented 62% of Company sales and 65% of the gross margin in 2003. This was due primarily to an increased market acceptance of and demand for Ester-C®, a targeted consumer friendly media campaign intended to create brand awareness and overhead cost controls which created significant operating leverage.  Zila Pharmaceuticals increased revenue 16%, to $17.7 million in 2003 from $15.2 million in 2002, representing 38% of Company revenues and 37% of the gross margin in 2003. With little revenues, Zila Biotechnology concentrated on continued execution of the FDA phase III clinical study for OraTest®.

     Cost of products sold as a percentage of net revenues increased to 42.9% for the year ended July 31, 2003 compared to 35.7% for the year ended July 31, 2002. The increase was caused by the higher percentage of sales of the Palmettx® line which was essentially sold at cost, higher percentage sales of the IST product line and higher costs of ascorbic acid which depressed the Ester-C® gross margins.

     Marketing, selling, general and administrative costs for the year ended July 31, 2003 were $22.5 million, an increase of $701,000 or 3%, compared to the $21.8 million for the year ended July 31, 2002. This increase was primarily due to $339,000 in accounting and legal costs related to the Company’s 2002 restatement of financial statements, $200,000 in additional insurance costs and $190,000 in additional personnel costs.

     Severance and related charges for the year ended July 31, 2003 were $1.3 million compared to $0 (zero) for the year ended July 31, 2002 due primarily to the significant change in Company management, focus and the resulting reorganization.

     Research and development costs for the year ended July 31, 2003 were $3.9 million, a decrease of approximately $100,000 or 3%, compared to the $4 million for the year ended July 31, 2002. This decrease is due to reduced ViziLite® costs as the Company moved from product development to product marketing activities. OraTest® clinical research increased 43% from $2.3 million to $3.3 million

     Depreciation and amortization costs for the year ended July 31, 2003 were $2.4 million, a decrease of approximately $1.1 million or 30%, compared to $3.5 million for the year ended July 31, 2002.  This decrease is due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the requirements of this SFAS, goodwill is no longer amortized.

    During fiscal 2003, we recorded an impairment charge of $141,000 for the net book value of the Pro-Ties patents and technology rights.

     We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

Zila Nutraceuticals

     A number of factors have influenced the unit revenue growth, strong profitability and other financial performance of  the Nutraceuticals segment in 2003, including:

•	Growing consumer awareness and trial of Ester-C® in response to increased advertising and promotion support;
•	A controlled exit from the saw palmetto oil market, liquidating all remaining oil inventory at pricing that offset nearly all of our carry value;
•	Controlled overhead costs, with G&A expenses unchanged from fiscal year 2002 despite significant volume growth;
•	Rapidly increasing costs of ascorbic acid eroding Ester-C® gross margins,
•	An April 10% price increase for Ester-C® product and our recent strategic sourcing initiative that will provide stable supplies and costs; and
•	Addition of a second vertical mixer in our Prescott facility, providing a 30% increase in Ester-C® production capacity.

     Net revenues for the year ending July 31, 2003 were $29.4 million, a 50% increase compared to the $19.6 million reached in the fiscal year ended July 31, 2002. Driving this growth was the patented Ester-C® brand, which leveraged its position as the  leading branded, enhanced vitamin C to achieve a 51% increase in net revenues. Ester-C® experienced Food/Drug/Mass retail dollar sales growth of approximately +30% to +40% vs. prior year throughout 2003, realizing a 7.0% share of the $700 million U.S. vitamin C market. This market definition and share excludes Wal-Mart, where Ester-C® also enjoyed significant growth in 2003. The year ended July 31, 2003 also marked the complete sell through of Zila’s saw palmetto oil inventory, delivering revenue of $3.3 million, roughly equivalent to our carrying cost. This controlled exit generated cash, as the inventory was not replenished.

     Cost of products sold, as a percentage of net revenues was 40.6% for fiscal year 2003 and 36.8% for fiscal 2002. This increase in product costs is attributable to selling our saw palmetto inventory at approximately our carrying value, generating zero gross margins, and the impact of escalating ascorbic acid prices on the finished product cost of Ester-C®. We have undertaken a strategy to lock in ascorbic acid supplies for the majority of our raw material needs through long term contracts to secure stable, reduced prices. Further, Zila Nutraceuticals implemented a 10% price increase to partially offset the fiscal year 2003 ascorbic acid cost increases.

     The fiscal year 2003 growth of Ester-C® was driven principally by a second consecutive year of increased media spending, up 17% versus the prior year. This sustained media investment, focused on increasing brand awareness for Ester-C®, and the resulting increase in retail sales, led to significant distribution gains, high impact retail promotion and new manufacturer/marketer customers.

     Zila Nutraceuticals demonstrated gains in operating efficiency during 2003. The 50% increase in revenue for the year was achieved without increases in dollar spending on General and Administrative costs for the year ending July 31, 2003 compared to the prior year.

     An Ester-C® capacity expansion project was completed during July 2003. A second vertical mixer was added to the Ester-C® production area at a cost of $160,000. This project has yielded a 30% increase in Ester-C® output capacity. This project represents the completion of a first phase of capacity expansion. The second phase, which was initiated in July 2003 will represent a $600,000 capital expenditure and will double Ester-C® production capacity to support approximately $60 million in revenue.

Zila Pharmaceuticals

     Zila Pharmaceuticals has more complex operations than Zila Nutraceuticals since it competes in four different markets (consumer packaged goods, direct to dental professionals, sales to dental distributors via independent reps and swab applications) with four distribution methods (wholesalers, master distributor arrangement, independent sales representatives and direct sales team). The key factors influencing Zila Pharmaceutical’s financial performance and operations during fiscal 2003 include:

•	Declining Zilactin® sales, offset by an increase in Peridex® sales, an increase in IST sales and a disciplined product rollout of ViziLite®;
•	Cost of goods increases for production due to a change in suppliers and an increase in regulatory compliance;
•	Product shortages as a result of delays in qualifying and transitioning to new suppliers;
•	Management turnover; and
•	Unit volume growth at IST

     Net revenues for the year ended July 31, 2003 were $17.7 million, a 16% increase or $2.5 million, compared to the $15.2 million for the year ended July 31, 2002. In 2003, Zilactin® sales declined $2.5 million or 26% from the prior year. Peridex® sales increased $1.2 million or 27% compared to 2002.  For 2003, ViziLite® sales were nominal as we built critical infrastructure, completed key clinical studies and performed education and training as we continued our launch of the new product. IST experienced growth with sales up $3.7 million or 197% in 2003 compared to 2002.

     Cost of products sold, as a percentage of net revenues was 43.6% for the year ended July 31, 2003 compared to 28.8% for the year ended July 31, 2002. This increase is attributable to cost increases in the Zilactin® line and a shift in product mix toward the lower margin IST products. During 2003, cost of products sold for the Zilactin® line increased to 42.6% from 28.8% in 2002 due primarily to non-recurring increased production costs related to the transition to qualified new suppliers. For Peridex®, cost of products sold decreased to 19.9% from 22.8% in 2002 as the mix of higher margin U.S. wholesale sales grew to 46% from 35% in the prior year. At IST, cost of products sold increased to 74.2% from 68.9% in 2002 due to a higher percentage of sales of lower margin products.

     For Zilactin®, 2003 marked the second year of intense media and consumer-oriented advertising competition from several rival products resulting in a 26% decline in retail sales for the year. Because consumer research points to a large group of consumers who are not loyal to any specific brand, we have tailored our marketing program to improve positioning of the products in an attempt to increase awareness and shelf impact to reach new users.

     In 2003, Peridex® improved its performance due to expanded sales to its exclusive distributor to the dental profession coupled with a substantial increase in sales to the drug wholesale market. Gross margins improved in 2003 to 80.1% from 77.2% in 2002 due to a higher percentage of sales into the higher margin drug wholesale market. Based on distributor demand, we have developed new packaging geared toward the in-office market for rinses and we are investigating product development activities to counter inroads made by generic equivalents.

     During 2003, we adjusted our product-to-market strategy for ViziLite® based on our experience relating to the process required to achieve awareness, education, trial and repeat purchases of this unique product within the dental profession. We realized that the original strategy which provided an exclusive distribution right to a large national distributor would not provide sufficient contact with individual dentists. Therefore, a network of independent representatives was contracted to manage a national network of distributors. We are now determining the needed level of additional support for educating and converting interested dentists to trial as well as securing a stream of repeat purchases.

     IST achieved a settlement of the Matrixx litigation matter in 2003. In 2003, Matrixx represented over 70% of IST sales and $958,000 of our gross margin. Thus, the successful settlement of this matter which enforced our price increase and extended our supply contract through March 2004 ensured a profitable 2003. However, we will lose this customer in March 2004 when our current contract expires.

Zila Biotechnology

     A number of factors have influenced the financial results for the Zila Biotechnology segment in 2003:

•	Transitioning the OraTest® clinical trials to Quintiles Transnational;
•	An investment by PharmaBio in the OraTest® program;
•	Accelerated phase III clinical trial spending;
•	Achieving a $20 million settlement with our former CRO;
•	Selecting new regulatory consultants and development of a new commercialization strategy for OraTest®;
•	Emphasizing the U.S. domestic market sales potential and de-emphasizing European and Asian marketing efforts; and
•	Evaluation of other Tolonium Chloride pre-cancer and cancer detection applications.

     In December 2002, we contracted with Quintiles Transnational Corp. (“Quintiles”), the world’s largest pharmaceutical services company, to take over as our new CRO for the continuing phase III clinical trial of Zila’s OraTest® oral cancer detection product. During 2003, through its product development group, Quintiles provided us with a full range of drug development services focused on helping us achieve regulatory success. Also, PhamaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles made a $500,000 investment in our Company in exchange for a royalty payment based on U.S. and European OraTest® sales until they have received a maximum return of $1.25 million.

     Total operating expenses for Zila Biotechnology were $5.7 million for the year ended July 31, 2003 compared to $5.6 million for the year ended July 31, 2002. However, while total segment costs increased 2%, the clinical trial investment for OraTest® increased from $2.3 million in fiscal year 2002 to $3.3 million in fiscal year 2003, an increase of $1 million or 43%. With the April 2003 settlement of a dispute with our former CRO and the approximately $14.8 million in net cash proceeds, along with internally-generated cash, we currently anticipate we will be able to fund the phase III clinical trials to FDA marketing clearance, assuming that it is achieved.

     With the creation of the Medical Advisory Board in late 2002, we aligned ourselves with some of the world’s leading researchers in the field of head and neck cancer. The input of this board was critical in the selection of our new CRO, the development of an improved regulatory strategy to reduce the cost and duration of our current clinical study and establishment the groundwork for product commercialization.

     In August 2002, we formed the Biotechnology segment to optimize our commercialization plan for OraTest®. In this connection, we retained a new general manager and seasoned industry regulatory consultants. They are optimizing our strategy with the FDA, have begun initiatives to optimize current protocols and procedures and expand our market opportunities.

Substantially all of our efforts are focused on the OraTest® product FDA phase III clinical study with little emphasis, funding and resources given towards international marketing efforts.

Fiscal Year Ended July 31, 2002 Compared to Fiscal Year Ended July 31, 2001

Total Company

     Net revenues increased 13.5% to $34.9 million for fiscal year 2002 compared to revenues of $30.7 million for the 2001 fiscal year. The increase was due primarily to sales increases in the Zila Nutraceuticals and a minor sales increase in Zila Pharmaceuticals.

     For the year ended July 31, 2002 cost of products sold as a percentage of net revenues increased slightly to 35.7% in fiscal year 2002 from 33.5% in the prior fiscal year. An increase in cost of products sold occurred in all of our segments.

     We incurred selling, general and administrative expenses of $21.8 million, or 62.6% of net revenues, during fiscal year 2002 compared to $20.0 million, or 65.1% of net revenue in the same period in fiscal 2001. The increase in selling, general and administrative expenses is attributable to (i) increased marketing and selling expenses at the Zila Nutraceuticals and Zila Pharmaceuticals; (ii) the inclusion of IST costs for the entire current year period; (iii) the addition of the ViziLite® product costs during the current period; and (iv) increased expenses at our manufacturing facility related to production of the ViziLite® product and increased testing of our products.

     Research and development expenses increased $919,000, or approximately 30.3%, from $3.0 million in fiscal year 2001 to $4.0 million for the same period in fiscal year 2002. The increase is primarily due to expenses related to the acquisition of ViziLite® technology, the costs for a product currently under development utilizing the ViziLite™ technology and the expensing of several studies related to the OraTest® product in Europe and China.

     During fiscal year 2002, we recorded an impairment charge of $224,000 to write down the carrying value of several assets related to the Pro-Ties™ bundling system because of the reduced sales activity and the Western European marketing rights for the Peridex® product because we do not plan to enter this market.

     Depreciation and amortization expenses increased to $3.5 million in fiscal year 2002 from $3.2 million for the same period in fiscal year 2001. The increase is due primarily to the inclusion of the amortization related to the ViziLite® product and the full year of IST’s depreciation and amortization.

     We recorded interest expense of $487,000 for the fiscal year 2002 compared to $597,000 in the previous year. The decrease was attributable to decreased bank borrowings and debt obligations, as well as lower interest rates during the current year, compared to the previous year period.

     We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence.

     During fiscal year 2002, we incurred a loss from continuing operations of $7,384,000. These losses exceeded our projected operating results and resulted in a three-year cumulative loss position. Cumulative losses are a form of evidence under SFAS No. 109 that is among the most objectively verifiable and carries more weight than other evidence that embodies some degree of subjectivity such as projected future income. As a result of this negative evidence, we determined that it is more likely than not that certain future tax benefits will not be realized. For the year ended July 31, 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. In addition, we recorded income tax expense of $3,954,000 (net of a tax refund of $280,000 received during the third quarter of fiscal 2002) during the period primarily due to an increase in the valuation allowance related to our previously recorded deferred tax assets. As of July 31, 2002, all of our deferred tax assets were offset by a valuation allowance.

Zila Nutraceuticals

     Net revenues for Zila Nutraceuticals for the year ended July 31, 2002, were $19.6 million, a 27.2% increase, compared to $15.4 million for the corresponding 2001 fiscal year. Sales of Ester-C® increased 22.9% over last year. The increase is attributable to increased radio and television advertising of the Ester-C® products in the first half of the current fiscal year. Sales of saw palmetto products increased 69.4% in fiscal 2002 over the prior year. International sales for Zila Nutraceuticals  during the year increased 12.4% to $4.6 million compared to $4.1 million in the previous year.

     Cost of products sold, as a percentage of net revenues for the Zila Nutraceuticals, was 36.8% for fiscal 2002 and 35.8% for fiscal 2001. The increase was caused by the higher percentage of sales of the PalmettxTM line of products, which had a lower profit margin than the Ester-C® line of products during the period.

     As of July 31, 2002, approximately $3.8 million of saw palmetto products remained in inventory, representing approximately 1.6 years supply based on fiscal 2002 sales.  During fiscal 2002, we reduced the carrying value of the saw palmetto inventory by approximately $550,000 because the market value of the product was less than its carrying value and due to spoilage.

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

Zila Pharmaceuticals

     Zila Pharmaceuticals had net revenues of $15.2 million for the year ended July 31, 2002, a .4% increase over the $15.1 million recorded last year. Sales of the three Zilactin® canker and cold sore medicines for fiscal 2002 decreased 10.2% from those in fiscal 2001. Sales of the Zilactin® Toothache Swabs for fiscal 2002 decreased 20.3% over the previous year while sales of the Zilactin® Baby declined 25% over the previous fiscal year. International sales for fiscal 2002 were $596,000, an increase of 18.9% when compared to fiscal year 2001. The overall decrease in sales was due primarily to several new competitive product introductions during the year and the adverse effects on consumer demand caused by the events of September 11, 2001. Several initiatives were started during the second half of fiscal 2002 in an effort to increase sales, including new package design for all Zilactin® products, a new consumer and professional advertising campaign, increased level of public relations activities and the release of the new Zilactin® Baby Teething Swab products. Net sales of the Peridex® product increased 12.3% to $4.0 million in fiscal year 2002 due primarily to increased purchases from Omnii Products related to their exclusive supply agreement and lower product returns. Sales for the IST division were $1.2 million compared to $521,000 last year. Sales in fiscal 2001 included only six months of shipments because IST was acquired in February 2001. In July 2002, IST received a contract to produce two new products for a United States based healthcare company. The contract is expected to generate over $2.5 million in revenue through October 2004.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals Group increased slightly to 32% during the year ended July 31, 2002 from 29.7% in the previous year. The increase is the result of a decrease in the average selling price of most of the Zilactin® products sold during fiscal ear 2002 and related additional manufacturing costs, the inclusion of IST costs of products for the entire twelve-month period of  fiscal year 2002 versus six months in the prior year and the write off of expired inventory.

Zila Biotechnology

     Research and development expenses decreased $211,000, or approximately 18.4%, from $2.5 million in fiscal year 2001 to $2.3 million for the same period in fiscal year 2002. The decrease was primarily due to reduced spending on the OraTest® product clinical trials because of our CRO’s decision to exit from the business of providing such services.

     General and administrative costs increased $501,000, or approximately 77%, from $655,000 in fiscal year 2001 to $1,157,000 in fiscal year 2002. This increase was due to higher compliance and personnel costs in 2002.

Inflation and Seasonality

     Inflation has had no material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

     The Company experienced two significant non-recurring events in 2003 which greatly affected our liquidity and cash position. First was the approximately $14.8 million net proceeds we received as a settlement with our former CRO. Second was the sale of our PracticeWares Inc. common stock in which we received approximately $525,000. While these two events represented non-operating transactions, they improved our balance sheet by improving our working capital, reducing debt and granting us increased financial flexibility over our recent past.

     At July 31, 2003, our primary sources of liquidity which we define as our ability to generate cash from operations included cash and cash equivalents of $16.2 million and the line of credit discussed below. This compares to cash and cash equivalents of $1.6 million at July 31, 2002. Excess cash and cash equivalents are invested primarily in money market accounts. Our working capital was $22.0 million at July 31, 2003 compared to $10.8 million at July 31, 2002. The primary reason for the increase in working capital is the $14.8 million in net cash proceeds from the settlement with our former CRO offset by an increase in accounts payable. Our current ratio was 2.9 at July 31, 2003, compared to 2.5 at July 31, 2002.

     Net cash provided by operating activities was $15.9 million for the year ended July 31, 2003. Our net income of $7.3 million was augmented by non-cash items of $6.2 million related primarily to depreciation, amortization and the effect of the adoption of FASB No. 142 which resulted in an impairment charge of $4.1 million and a $4.1 million net increase in operating liabilities, offset by a $1.7 million net increase in operating assets. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $1,856,000 due to increased sales in the fourth quarter of 2003 vs. the fourth quarter of 2002; (ii) a decrease in inventory of $780,000 related primarily to the increased sales of the Palmettx® and Ester-C® products; and (iii) an increase in accounts payable and accrued expenses of $4.1 million.

     Net cash used in investing activities was $1.5 million, related primarily to $1.9 million used for capital asset purchases  offset by proceeds received from the sale of PracticeWares common stock of $525,000.

     Net cash provided by financing activities was $230,000 primarily related to the issuance of common stock and the $500,000 PharmaBio investment, offset by the pay down of the outstanding principal balance of the bonds related to Zila Nutraceuticals facility and other financing arrangements.

     Due to the former CRO settlement, a significant portion of federal net operating loss (“NOL”) and all of the state NOL was absorbed. At July 31, 2003, we had NOL carry forwards for federal tax purposes of approximately $6.4 million, which expire in years 2021 and 2022. For state income tax purposes, the entire NOL carry forward was utilized. Our ability to utilize the federal NOL carry forward may be impaired if we continue to incur operating losses.

     On August 14, 2003, we settled claims brought against the Company by Matrixx Initiatives, Inc. (“Matrixx”) a major customer of our IST Products operations.  Under the settlement, Matrixx withdrew all its claims against us and accepted our price increase on swabs and our current production level.  Our existing contract with Matrixx was extended by 90 days to March 31, 2004, but it is unlikely that the contract will be renewed at that time.

     On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $8.4 million at July 31, 2003. Upon receipt of the $14.8 million net proceeds cash settlement with our former CRO on June 30, 2003, we immediately paid off the outstanding Congress balance of approximately $1.3 million. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets and of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004.  The Congress Agreement contains a provision whereby Congress can call for immediate repayment of all amounts due under the line upon its determination that the Company has incurred a “material adverse change.”  While we do not believe that any events have occurred in fiscal 2003 that would constitute a material adverse change, that determination is solely the responsibility of Congress.  Under the Congress Agreement, we are also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2003, our adjusted tangible net worth as defined was $ 32.3 million compared to a required amount of $12.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt, we may become out of compliance with the covenant. We are currently negotiating with several local asset based lenders who we believe can provide terms and conditions better than Congress because we now satisfy the requirements for the customer base they are pursuing.

     In the course of its business, Zila Nutraceuticals purchases ascorbic acid from several direct and broker-arranged suppliers. In May 2003, Zila, Inc provided a continuing guaranty to one such broker for up to $2 million of ascorbic acid purchases made by Zila Nutraceuticals, Inc.

     In March 2001, the Nutraceuticals Group sold the land and buildings related to its former operation in Prescott, Arizona for approximately $1.0 million in cash and a promissory note for $310,000. The note carried interest of 10% and was due and payable on May 31, 2002. After an extension, the note was paid off in December 2002.

     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) as part of the IST acquisition. The holders of the Series B Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. We paid $49,000 and $29,000 in dividends in 2003 and 2002, respectively, and we accumulated accrued dividends of $19,500 as of July 31, 2003. The Series B Preferred can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price on our common stock for the five trading days immediately proceeding the date we give notice. The Series B Preferred shall be convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Series B Preferred will be converted into our common stock at a ratio of one-to-one.

     During October 2000,  Zila Nutraceuticals moved into its new manufacturing and laboratory facility in Prescott, Arizona. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to the Inter-Cal Corporation (now know as Zila Nutraceuticals, Inc.) for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction costs and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. As of July 31, 2003, the Bonds outstanding consist of $3.6 million Series A which carried an interest rate of 1.1%. The Bonds were marketed and sold by Banc One Capital Markets and carry a maturity of 20 years. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One, expires in March 2004 and is guaranteed by Zila. Bank One has notified us that they will not replace the current letter of credit due to our past financial performance not meeting their minimum requirements. The Authority requires that a letter of credit remain in effect until the Bonds are paid in full. Currently, we are in the process of evaluating financial institutions and anticipate we will be able to secure a replacement letter of credit. However, if we are unable to obtain a new letter of credit we will be obligated to pay off the bonds in full. Payment for these bonds will come from our cash balances and operating cash flow.

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. During 2003, 30,100 shares were repurchased. As of July 31, 2003, 225,100 shares had been repurchased for $571,373.

     The table below summarizes our future cash contractual obligations by at July 31, 2003, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31.

	2004	2005 & 2006	2007& 2008	Thereafter	Total

Long-term debt	$487,449	$927,707	$851,568	$1,948,851	$4,215,575
Operating leases	403,380	382,711	103,951		890,042
Purchase obligations	5,899,000				5,899,000

Total	$6,789,829	$1,310,418	$955,519	$1,948,851	$11,004,617

     Purchase obligations include commitments for advertising and capital expenditures.

     In June 1992, Daleco Capital Corporation formed a limited partnership known as Daleco Zila Partners II, L.P. (the “Partnership”). Zila and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000. At July 31, 2003, approximately $1,820,000 has been spent.

     We are committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company’s products, until such time as up to three times the amount of funds expended on the marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $1,500, $11,000 and $15,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

     We also have approximately $359,000 of ZTC™ , the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this active ingredient through sales in the U.S., once final approval for the OraTest® products are received from the FDA, and in Europe and Asia prior to the date we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing indicates that the drug substance is stable and we expect to be able to extend the expiration dates of the entire drug substance through the date we expect sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance.

     In December 2002, we transitioned the OraTest® clinical trials to Quintiles. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent CRO’s with worldwide capabilities. Quintiles completed the transition successfully without compromising our current study data. Factors that will affect the cost and timing of completion of the clinical trials include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

     We believe that cash generated from our operations, our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical trial, anticipated capital expenditures and the stock repurchase program through the next 12 months.

Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of SFAS No. 149 to have a significant effect on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In October 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003.  We do not expect the adoption of FIN 46 to have a significant effect on our results of operations or financial position.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption will have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 was effective for us in the third quarter of fiscal year 2003.  The adoption of SFAS No. 145 did not have an effect on our results of operations or financial position.

     Effective August 1, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes existing guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other provisions, SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.  Impairment losses totaled $141,000, $224,000 and $310,000 in 2003, 2002 and 2001, respectively.

     In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF No. 00-25 was effective for us on February 1, 2002. The effect of the adoption of EITF No. 00-25 did not have a material impact on our consolidated statement of operations.

     In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus in Issue No. 00-14 was effective for us on February 1, 2002. The consensus requires certain sales incentives that were previously classified as selling, general and administrative expenses to be classified as a reduction in sales. The cost of free products is now recorded as a reduction of revenues from products sold.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks primarily from interest rates and from changes in foreign currency exchange rates, as well as changes in our credit standing. In addition, a market risk exists associated with the cost of ascorbic acid, a raw material used in our nutraceuticals division. We are assessing strategies to mitigate the risk of increased cost of ascorbic acid through extended-term supply contracts.

     We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at July 31, 2003). At July 31, 2003, no borrowings were outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on the Company since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rate is set weekly by Bank One Capital Markets and fluctuates based on market conditions and was 1.10% at July 31, 2003. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

     We have certain exposures to foreign currency risk through our subsidiaries that conduct business in Canada and Europe and through a subsidiary that uses the British pound as its functional currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and accounts denominated in foreign currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP, independent certified public accountants, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them, recording, processing, summarizing and reporting on a timely basis, material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

     During the annual audit, our auditors noted certain weaknesses in general computer controls at our corporate headquarters and Zila Nutraceuticals. In April 2003, we retained a seasoned IT professional  as our corporate-wide IT manager to establish common platforms for hardware, software, network management and security across all divisions.

     Our revenue recognition policy is to recognize revenue when the risks and rewards of ownership have transferred to the customer.  For certain of our divisions this is considered to have occurred when delivery to the designated location is accomplished such as the customer’s warehouse.  In the fiscal year end closing process, we identified and corrected a weakness in the application of this revenue recognition policy at one of our divisions due to reporting revenue for certain customer shipments before they reached their destination. During the annual audit, our auditors indentified further weaknesses related to this revenue recognition policy.  To eliminate this issue in the future, we have refined our current period-end revenue cutoff procedures to more specifically factor in the transit time for shipments from Phoenix to all destination points within the United States, thereby avoiding the problem of recognizing revenue on shipments that are still in transit at period-end.

     Other than the above issues,  there were no changes in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

     The information called for by this Part III is, in accordance with General Instruction G (3) to Form 10-K, incorporated herein by reference to the information contained in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on December 4, 2003, which will be filed with the SEC not later than 120 days after July 31, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

Method of Filing
(a)	Financial Statements
	(1)	Report of Deloitte & Touche LLP	Filed herewith
	(2)	Consolidated Financial Statements and Notes thereto of the Company including	Filed herewith
Consolidated Balance Sheets as of July 31, 2003 and 2002 and related
Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended July 31, 2003
	(3)	Financial Statement Schedule II Valuation and Qualifying Accounts	Filed herewith

(b)	Reports on Form 8-K for the quarter ended July 31, 2003.

     During the quarter ended July 31, 2003, we filed four Current Reports on Form 8-K dated May 5, June 16, June 30 and July 30, 2003.  The June 30, 2003 Current Report on Form 8-K contained information regarding our $20 million settlement with our former CRO.

(c)     Exhibits.

Exhibit Number	Description	Method of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Amended and Restated Bylaws (as amended through September 26, 2002)	O
3-C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C
3-D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	L
4-A	Specimen Stock Certificate	A
10-A	Revolving Line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A
10-B	Stock Option Award Plan (as amended through April 10, 1991)	B
10-C	Non-Employee Directors Stock Option Plan (as amended through September 26, 2002)	R
10-L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., and Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A
10-M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A
10-N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E
10-O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA	H
10-P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H
10-R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila,
	Inc. and Bank One Arizona, NA	I
10-T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA	J
10-U	1997 Stock Option Award Plan (as amended through September 13, 2001)	G
10-V	Employee Stock Purchase Plan	F
10-W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc	K
10-X	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc	M
10-Y	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	M
10-Z	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	N
10-Aa	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones	N
10-Ab	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc	N
10-Ac	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A. Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	N
10-Ad

Third Amendment dated December 13, 2002 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of Kentucky, Inc., and Inter-Cal Corporation

P
10-Ae	General Services Agreement between Zila, Inc. and Quintiles, Inc. dated December 18, 2002 (without exhibits)	Q
10-Af	Investment Agreeement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	Q
10-Ag	Offer letter between Zila, Inc. and Lawrence J. Batina dated January 27, 2003	Q

Exhibit Number	Description	Method of Filing

10-Ah

Fourth Amendment dated January 31, 2003 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of Kentucky, Inc., and Inter-Cal Corporation

Q
21	Subsidiaries of Registrant	D
23	Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)	*
24-A	Power of Attorney of Lawrence J. Batina	*
24-B	Power of Attorney of Douglas D. Burkett	*
24-C	Power of Attorney of Michael S. Lesser	*
24-D	Power of Attorney of Christopher D. Johnson	*
24-E	Power of Attorney of Kevin J. Tourek	*
24-F	Power of Attorney of Timothy Rose	*
24-G	Power of Attorney of John Edward Porter	*
24-H	Power of Attorney of Morris C. Aaron	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	*
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	*

*	Filed herewith
A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999
B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended
C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997
D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998
E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000
F	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54958 dated February 5, 2001
G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001
H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001
I	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2001
J	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 31, 2001
K	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001
L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001.
M	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001
N	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2002 2003 located on signature page
O	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2003
P	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002
Q	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003
R	Incorporated by reference to the Company’s Proxy Statement on Schedule 14-A dated January 14, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its  behalf by the undersigned, thereunto duly authorized, this 27th day of October, 2003.

ZILA, INC., a Delaware corporation

By	/s/ LAWRENCE J. BATINA

Lawrence J. Batina
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS D. BURKETT, PH.D.	Chairman of the Board,
President, Chief Executive Officer
Douglas D. Burkett Ph.D.		October 27, 2003

*

Michael S. Lesser	Director	October 27, 2003

*

Christopher D. Johnson	Director	October 27, 2003

*

Kevin J. Tourek	Director	October 27, 2003

*

S. Timothy Rose	Director	October 27, 2003

*

John Edward Porter	Director	October 27, 2003

*

Morris C. Aaron	Director	October 27, 2003

* By /s/ LAWRENCE J. BATINA *
October 27, 2003
Lawrence J. Batina
Attorney-in Fact

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(3). These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 26, 2003

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2003 AND 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,160,484	$1,604,205
Trade receivables, less allowance for doubtful accounts of $317,215 (2003) and $132,619 (2002)	7,550,735	5,694,856
Inventories – net	8,088,222	8,868,539
Prepaid expenses and other current assets	1,760,710	2,085,137

Total current assets	33,560,151	18,252,737

PROPERTY AND EQUIPMENT - net	9,481,307	8,848,299
PURCHASED TECHNOLOGY RIGHTS - net	3,988,964	4,467,579
GOODWILL - net	6,930,192	11,014,385
TRADEMARKS AND OTHER INTANGIBLE ASSETS - net	13,720,022	14,356,652
OTHER ASSETS	1,339,680	421,001

TOTAL	$69,020,316	$57,360,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,399,416	$3,249,649
Accrued liabilities	3,502,405	3,588,627
Short-term borrowings	154,793	99,784
Current portion of long-term debt	487,449	489,161

Total current liabilities	11,544,063	7,427,221
LONG-TERM DEBT - net of current portion	3,728,126	3,610,483

Total liabilities	15,272,189	11,037,704

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock - Series B, $.001 par value – authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,814,893 shares (July 31, 2003) and 45,666,160 shares (July 31, 2002)	45,815	45,666
Capital in excess of par value	83,115,158	82,899,967
Accumulated other comprehensive loss	(75,644)	(75,376)
Accumulated deficit	(29,228,329)	(36,474,688)
Common stock in treasury, at cost, 225,100 shares (July 31, 2003) and 195,000 shares (July 31, 2002)	(571,373)	(535,120)

Total shareholders’ equity	53,748,127	46,322,949

TOTAL	$69,020,316	$57,360,653

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2003, 2002 and 2001

	2003	2002	2001

NET REVENUES	$47,106,865	$34,871,770	$30,710,761
OPERATING COSTS AND EXPENSES:
Cost of products sold (exclusive of depreciation shown separately below)	20,209,144	12,464,081	10,273,533
Marketing and selling	9,851,918	10,185,522	9,227,001
General and administrative	12,692,172	11,657,878	10,762,597
Severance and related charges	1,322,147
Research and development	3,832,510	3,955,790	3,036,896
Impairment of assets	140,794	224,347	310,000
Depreciation and amortization	2,432,449	3,468,041	3,174,566

	50,481,134	41,955,659	36,784,593

LOSS FROM OPERATIONS	(3,374,269)	(7,083,889)	(6,073,832)

OTHER INCOME (EXPENSE):
Interest income	15,132	68,959	181,669
Interest expense	(373,764)	(486,939)	(596,870)
Contract settlement gain, net of related expenses	14,844,093
Gain on sale of assets	530,756
Other income (expense)	(94,270)	117,908	(159,051)

	14,921,947	(300,072)	(574,252)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND ACCOUNTING CHANGE	11,547,678	(7,383,961)	(6,648,084)
INCOME TAX (EXPENSE) BENEFIT	(188,126)	(3,954,319)	378,786

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE	11,359,552	(11,338,280)	(6,269,298)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Dental Supply segment, net of income taxes of $0 (2003), $0 (2002) and $7,326 (2001)		(815,460)	(121,194)
Net gain from disposal of Dental Supply segment	10,000	143,456

Total gain (loss) from discontinued operations	10,000	(672,004)	(121,194)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	11,369,552	(12,010,284)	(6,390,492)
Cumulative effect of accounting change	(4,084,193)

NET INCOME (LOSS)	7,285,359	(12,010,284)	(6,390,492)
Preferred stock dividends	39,000	58,500

Net income (loss) attributable to common shareholders	$7,246,359	$(12,068,784)	$(6,390,492)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.25	$(0.25)	$(0.15)
Income (loss) from discontinued operations	0.00	(0.02)	0.00
Change in accounting principle	(0.09)	0.00	0.00

NET INCOME (LOSS)	$0.16	$(0.27)	$(0.15)

Weighted average shares outstanding	45,490,111	44,592,932	43,412,786

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.25	$(0.25)	$(0.15)
Income (loss) from discontinued operations	0.00	(0.02)	—
Change in accounting principle, net of tax	(0.09)	0.00	0.00

NET INCOME (LOSS)	$0.16	$(0.27)	$(0.15)

Weighted average shares outstanding	45,765,939	44,592,932	43,412,786

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED July 31, 2003, 2002 and 2001

	2003	2002	2001

Net income (loss)	$7,285,359	$(12,010,284)	$(6,390,492)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(268)	(226,352)	75,810
Reclassification of holding losses included in net loss			3,500

Other comprehensive income (loss)	(268)	(226,352)	79,310
Comprehensive income (loss)	$7,285,091	$(12,236,636)	$(6,311,182)

	Foreign Currency Adjustments	Accumulated Other Comprehensive Income

Balance at July 31, 2001	$150,976	$150,976
Other comprehensive income	(226,352)	(226,352)

Balance at July 31, 2002	(75,376)	(75,376)
Other comprehensive loss	(268)	(268)

Balance at July 31, 2003	$(75,644)	$(75,644)

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2003, 2002 AND 2001

			Shareholders’ Equity

	Preferred Stock		Common Stock
					Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Par Value

BALANCE, JULY 31, 2000			43,362,658	43,363	79,424,235	(18,015,412)	(409,750)	71,666	61,114,102
Warrants issued for services provided					30,000				30,000
Purchase of common stock for treasury							(125,370)		(125,370)
Exercise of common stock warrants			149,870	150	449,460				449,610
Exercise of common stock options			128,622	129	2,871				3,000
Issuance of common stock			12,577	12	23,528				23,540
Issuance of preferred stock	100,000	462,500							462,500
Foreign currency translation								75,810	75,810
Net unrealized gain on available-for-sale securities								3,500	3,500
Net loss						(6,390,492)			(6,390,492)

BALANCE, JULY 31, 2001	100,000	$462,500	43,653,727	$43,654	$79,930,094	$(24,405,904)	$(535,120)	$150,976	$55,646,200

Dividends on preferred stock						(58,500)			(58,500)
Issuance of common stock			2,012,433	2,012	2,969,873				2,971,885
Foreign currency translation								(226,352)	(226,352)
Net loss						(12,010,284)			(12,010,284)

BALANCE, JULY 31, 2002	100,000	$462,500	45,666,160	$45,666	$82,899,967	$(36,474,688)	$(535,120)	$(75,376)	$46,322,949

Warrants issued for services provided					70,569				70,569
Dividends on preferred stock						(39,000)			(39,000)
Purchase of common stock for treasury							(36,253)		(36,253)
Exercise of common stock warrants			5,000	5	5,245				5,250
Issuance of common stock			143,733	144	139,377				139,521
Foreign currency translation								(268)	(268)
Net income						7,285,359			7,285,359

BALANCE, JULY 31, 2003	100,000	$462,500	45,814,893	$45,815	$83,115,158	$(29,228,329)	$(571,373)	$(75,644)	$53,748,127

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2003, 2002, 2001

	2003		2002	2001

OPERATING ACTIVITIES:
Net income (loss)		$7,285,359	$(12,010,284)	$(6,390,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		2,432,449	3,468,041	3,174,566
Effect of change in accounting principle		4,084,193
Gain on sale of assets		(530,756)		(17,116)
Loss (gain) from discontinued operations		(10,000)	672,004	121,194
Impairment of assets		140,794	224,347	310,000
Warrants issued for services		70,569		30,000
Deferred income taxes and other		(11,717)	4,303,550	(253,851)
Change in assets and liabilities:
Receivables - net		(1,855,879)	968,464	(229,144)
Inventories		780,317	2,233,358	(4,243,438)
Prepaid expenses and other assets		(594,252)	(261,925)	153,370
Accounts payable and accrued liabilities		4,073,538	1,562,465	(1,276,370)

Net cash provided by (used in) operating activities		15,864,615	1,160,020	(8,621,281)

INVESTING ACTIVITIES:
Purchases of property and equipment		(1,884,926)	(619,168)	(2,323,601)
Net proceeds from sale of assets		531,966		1,030,662
Retained liabilities of discontinued operations			(2,080,352)	(231,846)
Net cash paid for acquisition				(1,849,418)
Net proceeds from disposition of discontinued operations		10,000	9,719,125
Purchases of intangible assets		(195,815)	(1,047,082)	(833,843)

Net cash provided by (used in) investing activities		(1,538,775)	5,972,550	(4,208,046)

FINANCING ACTIVITIES:
Net (repayments) proceeds from short-term borrowings		55,009	(6,061,163)	6,109,177
Proceeds from issuance of common stock		144,752	25,363	476,150
Acquisition of treasury stock		(36,253)		(125,370)
Dividends paid to preferred stockholders		(49,000)	(29,000)
Cash released by trustee				2,928,001
Proceeds from long-term borrowings		641,515
Principal payments on long-term debt		(525,584)	(727,500)	(486,947)

Net cash provided by (used in) financing activities		230,439	(6,792,300)	8,901,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS		14,556,279	340,270	(3,928,316)
CASH AND CASH EQUIVILENTS,BEGINNING OF YEAR		1,604,205	1,263,935	5,192,251

CASH AND CASH EQUIVILENTS, END OF YEAR		$16,160,484	$1,604,205	$1,263,935

CASH PAID FOR INTEREST		$197,067	$415,832	$498,556

CASH PAID FOR INCOME TAXES	$		$17,051	$94,521

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock related to ViziLite in exchange for license and research and development			$2,946,522

Issuance of Series B Convertible Preferred Stock for acquisition				$462,500

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001

1.     Nature of Business Activities and Summary of Significant Accounting Policies

Nature of Business Activities

     Zila, Inc. and subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventative healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. In fiscal year 2003, our business was reorganized into the following Groups: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Group is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its subsidiary, Zila Nutraceuticals, Inc., a manufacturer and marketer of patented Ester-C®, a branded, highly effective form of vitamin C sold in 41 countries worldwide and distributes the Palmettx® line of botanical products. The Zila Pharmaceuticals Group includes Zila Pharmaceuticals, Inc. and the Zilactin® family of products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities and the plastic molded products of Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”). The Zila Biotechnology Group is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

     Certain reclasses have been made to the prior year to conform with the current year presentation.

     Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of Zila, Inc. and its wholly owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International Inc., Zila Biotechnology, Inc., Zila Ltd., Bio-Dental Technologies Corporation (“Bio-Dental”), Zila Technologies, Inc, Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”), Zila Acquisition, Inc. and Oxycal Laboratories, Inc.  Zila International Inc. and Zila Acquisition, Inc. have no operations. All significant intercompany balances and transactions are eliminated in consolidation.

     Use of Estimates and Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment, and reliance on contract manufacturing services. Significant use of estimates include cash flows used to measure long-lived assets related to the OraTest® and ViziLite® products, assumptions regarding the fair value of goodwill and other intangibles, calculations for accounts receivable and inventory reserves and accruals for legal matters.

     In our Biotechnology Group, the cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed can take a number of years and require the expenditure of substantial resources. We anticipate that the net proceeds of approximately $14.8 million received from the settlement of the contract dispute with our former contract research organization, (“CRO”), along with cash generated from our Nutraceuticals and Pharmaceuticals groups, will be adequate to support these activities. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2003 of $6.7 million have been capitalized.

     Concentration of Sales to Significant Customers - For each of the last three fiscal years, there have been sales to three significant customers. Sales to these significant customers as a percent of Net Revenues were 25.2%, 23.1% and 19.5% in fiscal years 2003, 2002 and 2001, respectively. One customer ranked among the top three customers for all three years. Two other customers ranked among the top three customers in two of the three years.

     Revenue Recognition - Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer. Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Cash Equivalents – Cash equivalents include highly liquid investments purchased with remaining maturities of three months or less.

     Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment are stated at cost and are depreciated using the straight-line method over their respective estimated useful lives, ranging from 2 to 40 years. Leasehold improvements are depreciated over the lease term or the estimated useful life, whichever is shorter. Listed below are the ranges of useful lives by property and equipment category:

Building	20-40 years
Building improvements	10 years
Furniture and equipment	5 years
Production and warehouse equipment	7-10 years

     Intangible Assets – As of August 1, 2002, we adopted of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (“component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds it fair value. We use discounted cash flows to establish fair values.  Our policy is to test goodwill for impairment annually as of April 30, the end of our third fiscal quarter.  (See Note 7 for additional discussion.)

     We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. We continually evaluate the reasonableness of the estimated useful lives of amortizable intangibles.

     Our policy is to review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Significant components of intangible assets are as follows:

     Purchased Technology Rights - In 1996, we acquired CTM Associates, Inc. ("CTM"). The purchase of CTM perfected our interest in the OraTest® technology and eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $4 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. (see Note 13). Fixed assets of approximately $846,000 (primarily related to a manufacturing facility), patents and patents pending of $1,057,000, long-term assets of $1,119,000 and inventory of $219,000 are also associated with the OraTest® products and are grouped with the purchased technology rights for the purpose of testing recoverability. The purchased technology rights are amortized on a straight-line basis over the expected period of benefit, which was based on the estimated remaining life of the related patents, which will expire in 2011.

     Peridex Goodwill – Goodwill totaling approximately $4 million (net of accumulated amortization of $4.6 million) related to the Peridex® product which was acquired from The Procter & Gamble Company in November 1997.

     Zila Nutraceuticals- Goodwill and trademarks totaling approximately $11.8 million (net of accumulated amortization of $3.5 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment.  We forecast that cash flows associated with the Ester-C® products will allow recovery of the total intangible asset balance in approximately 5 years if net cash flows continue at current levels.

     Trademarks and Other Intangible Assets - Trademarks are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 17 to 25 years. Other intangible assets include deferred patent costs, which represent legal costs associated with filing patent applications, and licensing costs related to the ViziLite product. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 10 to 17 years.

     Research and Development - The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled $3,833,000, $3,956,000, and $3,037,000 in 2003, 2002 and 2001, respectively.

     Net Income (Loss) Per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants. For the year ended July 31, 2002 and 2001, the effect 335,000 and 531,710 shares, respectively, of convertible preferred stock, options and warrants were excluded because their inclusion would have the effect of decreasing the loss per share.

     For the year ended July 31, 2003, the following is a reconciliation of the numerators and denominators of basic and dilutive per share computations for income from continuing operations:

Income available to common shareholders	$7,246,359
Average outstanding common shares	45, 490,111
Effect of dilutive securities:
Options	162,227
Warrants	13,601
Convertible preferred stock	100,000

Average outstanding and potentially dilutive common shares	45,765,939
Basic income per share from continuing operations	$0.16
Dilutive income per share from continuing operations	$0.16

     Financial Instruments – The carrying amounts and estimated fair value of our financial instruments are as follows:

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

     Financial instruments, which potentially subject us to credit risk, consist principally of trade receivables. In the normal course of business, we provide credit to pharmaceutical wholesalers and chains, food wholesalers and chains, rack jobbers, convenience stores, and dentists. Ongoing credit evaluations are performed of customers to determine an appropriate allowance for credit losses.

     Comprehensive Income consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). Such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

     Shipping Costs – Costs of shipping products to customers are included in the cost of products sold.

     New Accounting Pronouncements – In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003.  We do not expect the adoption of SFAS No. 149 to have a significant effect on our results of operations or financial position.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  In October 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003.  We do not expect the adoption of FIN 46 to have a significant effect on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 (See Note 9).

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption will have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.” This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 was effective for us in the third quarter of fiscal year 2003.  The adoption of SFAS No. 145 did not have an effect on our results of operations or financial position.

     Effective August 1, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes existing guidance on asset impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Among other provisions, SFAS No. 144 changes the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.  Impairment losses totaled $140,000, $224,000 and $310,000 in 2003, 2002 and 2001, respectively.

     In April 2001, the EITF reached consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The Issue discusses accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity such as cooperative advertising. The Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item. The consensus on EITF No. 00-25 was effective for us on February 1, 2002. The effect of the adoption of EITF No. 00-25 did not have a material impact on our consolidated statement of operations.

     In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives.” The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives including coupons, rebates and free products. The consensus in Issue No. 00-14 was effective for us on February 1, 2002. The consensus requires certain sales incentives that were previously classified as selling, general and administrative expenses to be classified as a reduction in sales. The cost of free products is now recorded as a reduction of revenues from products sold.

     The table below shows the effect of the Issue No. 00-14 and Issue No. 00-25 adjustment to revenues and selling, general and administrative expense for the year ended July 31, 2001

2001

Pre-adoption net revenues	$31,686,392
Reclassifications from selling, general and administrative expenses:
Sales incentives	933,596
Co-op advertising	42,035

Total Adjustments	975,631

Net Revenues Reported	$30,710,761

2. Acquisitions

     On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA cleared ViziLite™ chemiluminescent light technology from The Trylon Corporation (“Trylon”) of Torrance, California. The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of body cavities using chemiluminescent light sources.

     In payment of the purchase price for the transaction, 2,000,000 shares of restricted common stock were issued, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. The shares of common stock are restricted in accordance with the following provisions: (i) all 2,000,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended, (ii) 500,000 of the shares delivered to Trylon have an additional contractual restriction upon sale or transfer that will be removed at the earlier of ten years following the closing date or the achievement of certain future sales milestones of the ViziLite product, (iii) 375,000 of the other shares delivered to Trylon have an additional contractual restriction that will be removed at the earlier of ten years following the closing date or in the event of the submission of a new drug 510(k) application with the FDA for a new product line extension of the ViziLite™ product currently under development. The 375,000 shares in escrow are to remain in escrow until the date upon which FDA marketing clearance is received on the new product line extension of the ViziLite™ product described in item (iii) above. If such clearance is not received on or before the second anniversary of the closing date, then subject to certain exceptions, the stock in escrow is to be returned to us and cancelled.

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

     On October 15, 2003, a mediation settlement was concluded affecting 875,000 shares delivered to Trylon and the 375,000 shares placed into escrow such that the contractual restriction on these shares will be only removed upon the achievement of certain government approval and other milestones and not at the earlier of 10 years following the closing date or the achievement of certain future sales milestones as was included in the original agreement.  In addition, royalty payments were reduced.

     In December 2001, we entered into a distributorship agreement with Patterson Dental Company to supply certain products for the dental industry, including the ViziLite™ product, in the United States and Canada. In May 2003, this distribution agreement was modified to a non-exclusive basis. In February 2002, we entered into a Memorandum of Understanding with Trylon and the World Medical Trade Organization Inc. (“WMTO”), whereby we will supply products including the ViziLite product to WMTO for distribution in various countries in the Pacific Rim. Foreign sales to date have not been significant.

     On February 1, 2001, we acquired the patent rights and the Antioch, Illinois manufacturing operations for swab products from National Healthcare Manufacturing Corporation, headquartered in Winnipeg, Canada for approximately $2.3 million in a combination of cash and preferred stock. (See Note 11). Intellectual property, inventory, plus molding, labeling, filling and sealing equipment were included in the acquisition. The business unit is part of our Pharmaceuticals Group and is known as Innovative Swab Technologies.

3. Gains from Contract Settlement and Sale of Assets

Contract Settlement

     On April 14, 2003, we reached agreement in a dispute with our former CRO and received a $20 million settlement payment on June 30, 2003.  As part of the settlement, we incurred approximately $5.2 million in legal, consulting and other related obligations, resulting in a net gain of approximately $14.8 million.

Sale of Assets

     On July 30, 2003, we sold our investment in PracticeWares, Inc. (“PracticeWares”) for $525,000. As described in Note 4, we received this investment as part of the consideration for the sale of our Dental Supply Segment. Since no cost basis was assigned to this investment, the entire cash proceeds from the sale were recorded as pre-tax gain.

     In the year ended July 31, 2001, we recorded a charge of $310,000 in the Nutraceuticals segment to write down the carrying amount of the land and buildings of its former location in Prescott, Arizona to an estimated fair value related to its anticipated sale. The building was sold in February 2001.

4. Discontinued Operation

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

     The ZDS mail order operations (assets and liabilities) were sold on December 4, 2001 to PracticeWares for approximately $8.0 million in one short and two long-term notes. Approximately $5.7 million of the $8.0 million purchase price (net of post closing adjustments) was due and payable January 11, 2002. We extended the maturity date of the short-term note, upon payment of accrued and prepaid interest, to February 15, 2002, and further extended the note to March 1, 2002, with interest prepaid through the new maturity date.

     The note was not paid on the due date and in March 2002 we agreed in principle to permit PracticeWares to restructure the terms of the sale. In June 2002, we reached a final agreement with PracticeWares whereby we received cash of approximately $4,130,000, plus a 19.0% ownership interest in PracticeWares (on a fully diluted basis) in full satisfaction of the notes. On June 18, 2002, we received $3.9 million from PracticeWares, which included approximately $130,000 in accrued interest. $200,000 was held in escrow for 60 days to offset certain indemnifications of Zila to PracticeWares, resulting in a pre-tax loss from the disposal of the mail order assets and liabilities of approximately $679,000. Proceeds from the sale were used to repay borrowings outstanding under the revolving line of credit with Congress.

     As a result of PracticeWare’s failure to pay the short-term notes when due, the transaction to sell the mail order business did not qualify as a sale for accounting purposes until June 18, 2002. ZDS’s net loss of $550,000 for the period from December 4, 2001 to June 18, 2002 is reflected in the statement of operations as income (loss) from operations of the discontinued Dental Supply Segment. In connection with the sale, we retained three operating leases and recorded a reserve for future minimum lease payments in excess of expected sublease income of $430,000. The reserve is included in the loss on disposal of the mail order assets.

     The results of the discontinued ZDS business are as follows, in thousands:

	2003		2002	2001

Net sales	$		$23,426	$41,630
Net income (loss)		$10	$(815)	$(121)

5. Inventories

Inventories consist of the following at July 31:

	2003	2002

Finished goods	$2,217,396	$2,455,080
Work in process	555,153	1,806,783
Raw materials	5,670,217	4,899,401
Inventory reserves	(354,544)	(292,725)

Total inventories	$8,088,222	$8,868,539

6. Property and Equipment

     Property and equipment consists of the following at July 31:

	2003	2002

Land	$619,917	$619,917
Building and improvements	5,651,665	5,641,896
Furniture and equipment	2,219,714	2,013,720
Leasehold improvements and other assets	368,186	377,117
Production and warehouse equipment	6,271,838	4,812,294

Total property and equipment	15,131,320	13,464,944
Less accumulated depreciation and amortization	5,650,013	4,616,645

Property and equipment – net	$9,481,307	$8,848,299

     Depreciation expense related to property and equipment for 2003, 2002 and 2001 was $1,114,000, $1,083,000, and $952,000, respectively.

7. Intangible Assets

     Intangible assets consist of the following at July 31:

	2003			2002

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangibles:
Purchased technology rights	$7,419,473	$3,430,509	$3,988,964	$7,419,473	$2,951,894	$4,467,579
Trademarks and other intangible assets:
Trademarks	11,574,237	2,652,207	8,922,030	11,487,214	2,180,836	9,306,378
Patents	3,049,289	735,712	2,313,577	2,735,623	668,868	2,066,755
Licensing costs	2,709,144	488,084	2,221,060	2,711,616	225,246	2,486,370
Other	536,180	272,825	263,355	738,582	241,433	497,149

Total trademarks and other intangible assets	17,868,850	4,148,828	13,720,022	17,673,035	3,316,383	14,356,652

Total amortizable intangible assets	25,288,323	7,579,337	17,708,986	25,092,508	6,268,277	18,824,231

Unamortizable intangible asset:
Goodwill	12,446,792	5,516,600	6,930,192	16,530,985	5,516,600	11,014,385

Total intangible assets	$37,735,115	$13,095,937	$24,639,178	$41,623,493	$11,784,877	$29,838,616

     Changes in the carrying amount of goodwill for the year ended July 31, 2003, follow:

	Nutraceuticals	Pharmaceuticals	Biotechnology	Total

Balance, August 1, 2002	$2,896,926	$8,117,459	$	$11,014,385
Transitional impairment losses		4,084,193		4,084,193

Balance, July 31, 2003	$2,896,926	$4,033,266	$	$6,930,192

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate intangibles and other assets for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

     In fiscal years 2003 and 2002, asset impairment charges of approximately $141,000 and $224,000, respectively, were recorded related to the write down of a mold and certain intangible assets related to the Pro-Ties™ product line and the Peridex® product distribution rights for Western Europe. The net present value of expected future cash flows for each of these assets was used to determine the amount of impairment. The charges are included in the Pharmaceuticals reporting segment.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill, effective August 1, 2002.  We completed the transitional goodwill impairment test for our reporting units and recorded a charge of $4,084,000 as of August 1, 2002 relating to our Pharmaceutical segment.

     Amortization of intangible assets during fiscal 2003, 2002 and 2001 was $1,318,000, $2,385,000 and $2,223,000, respectively. For fiscal years 2004 through 2008, the amortization of intangibles is estimated to be approximately $1,300,000 each year.

     Loss from continuing operations and net income (loss), as reported and as adjusted with the adoption of SFAS No. 142, are presented below.

	2003	2002	2001

Income (loss) from continuing operations before accounting change, as reported	$11,359,522	$(11,338,280)	$(6,269,298)
Net income (loss) from continuing operations before accounting change, excluding goodwill amortization	11,359,522	(10,158,052)	(5,105,123)
Basic and Diluted
Earnings per share, as reported	0.25	(0.25)	(0.15)
Earnings per share, excluding goodwill amortization	0.25	(0.23)	(0.12)

8. Short-term Borrowings and Long-Term Debt

     In December 2002, we entered into an agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp, our contract research organization. Under this agreement, PharmaBio invested $500,000 in our Company. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

     At July 31, 2003, we had (i) a short-term note payable of $129,500 at 6.20% for installments due on various insurance policies; (ii) the short-term loan for equipment of $25,000; and (iii) no short-term borrowings outstanding against our line of credit with Congress. On July 31, 2002, short-term borrowings consisted of $92,000 at 7.88% for installments due on various insurance policies and the short-term portion of an equipment loan for $8,000.

     On August 27, 2001, we entered into a Loan and Security Agreement (the “Agreement”) whereby Congress Financial  would provide a $12 million revolving line of credit at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $8.4 million at July 31, 2003. The obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc. and all of its direct and indirect operating subsidiaries guarantee the obligations under the Agreement. The Agreement expires August 17, 2004.  Under the Agreement, we are required to maintain adjusted tangible net worth, as defined in the Agreement.  At July 31, 2003, our adjusted tangible net worth, as defined, was $32.3 million compared to the required amount of $12.0 million.

Long-term debt consisted of the following at July 31:

	2003	2002

IDA bond payable, Series A	$3,577,770	$3,900,000
IDA bond payable, Series B		103,553
PharmaBio	500,000
Notes payable for equipment with interest rates between 6.34% and 12.25% with maturities through 2006	137,805	96,091

	4,215,575	4,099,644
Less current portion	487,449	489,161

Long-term portion	$3,728,126	$3,610,483

     In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B and mature in 2019. As of July 31, 2003, the Series B were repaid. The Bonds bear a variable interest rate that was 1.1% at July 31, 2003.  In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guaranteed the letter of credit. The letter of credit expires on March 15, 2004, and the Bond trustee must be notified by February 1, 2004 that a replacement letter of credit has been obtained.

Aggregate annual maturities of long-term debt for the fiscal years ending July 31 are as follows:

2004	$487,449
2005	501,923
2006	425,784
2007	425,784
2008	425,784
2009 and thereafter	1,948,851

Total	4,215,575
Less current portion	487,449

Long-term portion	$3,728,126

9. Stock Options and Warrants

     a. Stock Options - We adopted the Zila, Inc. 1997 Stock Option Award Plan, effective February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors to purchase up to 1,000,000 shares of common stock. On December 7, 2000, the plan was amended to increase the authorized number of shares to 3,000,000.  The options are issuable at an exercise price equal to the market closing price on the date of grant. Options may be exercised up to ten years from the date of grant. In fiscal 2003, 2002 and 2001, we granted options to purchase 445,000, 513,000 and 354,800 shares of common stock, respectively, to employees. At July 31, 2003, 1,941,799 shares were available for grant under this plan.

     On September 1, 1988, we adopted a Stock Option Award Plan, authorizing the Board of Directors to grant options to employees and certain employee-directors to purchase up to 4,000,000 shares of common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options were issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to ten years from the date of grant. At July 31, 2003, no shares were available for grant under this plan.

     We adopted a Zila, Inc. Non-Employee Directors Stock Option Plan, effective October 20, 1989, authorizing the Board of Directors to grant options of 100,000 shares to non-employee members of our Board of Directors in increments of 2,500 shares per director each year. Grants under the plan are for services provided to us as a director. Amendments to the plan dated December 8, 1995 and September 26, 2002 increased the authorized number of shares to 200,000 and 700,000, respectively. The September 26, 2002 amendment which was approved by the shareholders at the January 14, 2003 annual meeting, also provided for an initial grant of 20,000 options to new directors and an increase in annual option grants to existing directors from 2,500 stock options to 20,000 stock options. These stock options vest quarterly in equal increments. The options are issuable at an exercise price equal to the market value at the date of grant. All options may be exercised at any time up to five years from the date of grant. At July 31, 2003, 500,000 shares were available for grant under this plan.

A summary of the status of the option plans as of July 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,196,418	$4.42	2,097,943	$5.07	2,576,354	$5.07
Granted	580,000	1.59	550,500	1.71	354,800	2.64
Exercised	(5,000)	1.05	0		(249,752)	1.19
Forfeited/expired	(1,472,457)	4.84	(452,025)	4.38	(583,459)	5.27

Outstanding at end of year	1,298,961	2.69	2,196,418	4.42	2,097,943	5.07

Options exercisable at year-end	759,714	3.30	1,496,763	5.51	1,386,321	5.94

     The weighted-average grant-date fair value of options granted during the years ended July 31, 2003, 2002 and 2001 was $303,000, $375,000 and $606,000, respectively

     The following table summarizes information regarding stock options outstanding as of July 31, 2003:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding At July 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2003	Weighted Average Exercise Price

$0.76 - 3.00	819,001	8.0	$1.43	386,421	$1.35
3.01 - 4.50	296,925	6.6	3.18	190,258	3.19
4.51 - 6.00	34,844	3.2	5.28	34,844	5.28
6.01 - 8.00	93,191	3.4	6.99	93,191	6.99
8.01 - 9.92	55,000	5.4	9.88	55,000	9.88

Total	1,298,961	7.1	2.69	759,714	3.30

     We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans and the director’s stock option plan. Accordingly, no compensation cost has been recognized for stock-based employee and director compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, net income (loss) attributable to common shareholders and income (loss) per share attributable to common shareholders for the years ended July 31, 2003, 2003 and 2001 would have been increased or reduced to the pro forma amounts indicated below, followed by the model assumptions used:

	July 31,

	2003	2002	2001

Net income (loss) attributable to common shareholders:
As reported	$7,246,000	$(12,069,000)	$(6,390,000)
Pro forma	$6,943,000	$(12,444,000)	$(6,996,000)
Net income (loss) attributable to common shareholders per basic share outstanding:
As reported	$.16	$(.27)	$(.15)
Pro forma	$.15	$(.28)	$(.16)
Net income (loss) attributable to common shareholders per diluted share outstanding:
As reported	$.16	$(.27)	$(.15)
Pro forma	$.15	$(.28)	$(.16)
Black-Scholes model assumptions:
Risk-free interest rate	3.13%	2.62%	4.8%
Expected volatility	80%	72%	74%
Expected term (in years)	5.56	7.10	9.3
Dividend yield	0%	0%	0%

     b. Warrants – We have issued warrants to various investors, shareholders and other third parties in connection with services provided. These warrants were valued using a Black Scholes model and charged to expense. Warrants issued in exchange for goods are expensed at the fair value of the consideration received. During the years ended July 31, 2003, and 2001 warrants issued for goods or services were valued at $71,000 and $30,000, respectively, and are included as a component of selling, general and administrative expenses. Activity related to such warrants, which expire at various dates through September 2008, is summarized as follows:

	Number of Shares	Warrant Price Per Share

Outstanding, July 31, 2000	1,068,357	$3.00-9.92
Issued	15,000	4.00-5.00
Exercised	(149,870)	3.00
Expired	(908,487)	3.00-9.92

Outstanding, July 31, 2001	25,000	4.00-5.00
No activity

Outstanding, July 31, 2002	25,000	4.00-5.00
Issued	104,000	0.98
Cancelled	(10,000)	4.91

Outstanding, July 31, 2003	119,000	0.98-5.00

     We entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, we are committed to issue warrants to purchase 30,000 shares of its common stock for $4.00 per share. At July 31, 2003, $28,000 is included in accrued liabilities representing the fair value of the warrants expected to be issued.

     c. Stock Purchase Plan – Under The Zila, Inc. Employee Stock Purchase Plan, we are authorized, as of July 31, 2001, to issue up to 2 million shares of common stock to our eligible employees. Eligible employees may have up to 15% of eligible compensation deducted from their pay and/or they may make a lump sum payment on the last day of the offering. The employee’s contributions are applied to the purchase of shares of common stock. The purchase price for each share of stock is 85% of the lower of the closing price on the first or last day of the offering period. The plan is considered non-compensatory under APB Opinion No. 25. A total of 143,700 and 12,400 shares were purchased in fiscal 2003 and 2002, respectively, for aggregate proceeds of $140,000 and $25,000, respectively.

10. Income Taxes

     The consolidated income tax (benefit) provision consists of the following for the years ended July 31 (in thousands):

	2003		2002	2001

Current:
Federal		$95,000	$(280,000)
State		93,000	17,000

Total current		188,000	(263,000)

Deferred:
Federal			3,648,000	$(314,000)
State			569,000	(65,000)

Total deferred			4,217,000	(379,000)

Total consolidated income tax (benefit) provision	$		$3,954,000	$(379,000)

     A reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

	2003	2002	2001

Federal statutory rate	34%	(34)%	(34)%
Adjustments:
State income taxes - net of federal tax effects	5	(5)	(1)
Effect of foreign tax rates			1
Non-deductible meal and entertainment expenses	1	1	1
Non-deductible intangible amortization	4	6	7
Non-deductible goodwill related to sale of assets
Increase (decrease) in valuation allowance	(42)	86	20

Effective tax rate	2%	(54)%	(6)%

     The components of deferred income tax assets and liabilities for the years ended July 31 are shown below (dollars in thousands):

	2003	2002	2001

Deferred income tax assets:
Net operating loss carry forwards	$2,480	$8,257	$5,563
Capital loss carry forward	185
Allowance for obsolete or discontinued inventory	4	112	74
Alternative minimum tax credit	249	154	154
Book basis versus tax basis differences	1,957	447	274
Reserve for litigation	55		40
Allowance for doubtful accounts	110	104	123
Accrued vacation	99	20	143
Deferred revenue		8	3
Severance cost			48
Accrued bonus	86
Other	34		165

Total deferred income tax assets	5,259	9,102	6,587
Valuation allowance	(5,259)	(9,102)	(2,370)

Net deferred income tax assets	$0	$0	$4,217

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. Net deferred tax assets were offset with a valuation allowance due to a lack of earnings history.

     We regularly review our deferred tax assets and related valuation reserves in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an assessment of all available evidence, both positive and negative, to determine whether a valuation allowance is needed

     During fiscal year 2003, due to the former CRO settlement, a significant portion of federal net operating loss carry forwards and all of the state net operating loss carry forwards were absorbed. At July 31, 2003, we had federal net operating loss carry forwards of approximately $6,400,000 which expire in years 2021 and 2022 and capital loss carry forwards of $475,000 which expire in 2008. Net operating loss carry forwards for state income tax purposes were fully utilized during fiscal 2003.

     During fiscal years 2003 and 2002, after consideration of available positive and negative evidence, we determined that it was more likely than not that certain future tax benefits will not be realized. Accordingly, valuation allowances were provided that reduced the net deferred tax assets to $0 as of July 31, 2003 and 2002. During fiscal 2002, we recorded a tax benefit of $280,000 related to the filing of amended federal income tax returns during the third quarter of fiscal 2002. The amended returns were filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carry backs over five years instead of three.

     During fiscal year 2001, after consideration of available positive and negative evidence, we recorded $1,808,000 in deferred tax assets offset by an increase in the deferred valuation allowance of $1,422,000, which resulted in a net income tax benefit of $386,000. The increase in the valuation allowance was primarily due to the operating losses, which had occurred during the year.

     The comprehensive losses in fiscal years 2003 ($300) and 2002 ($226,000), and the comprehensive income for fiscal year 2001 ($79,000), reflect no income tax benefit or expense due to the recording of valuation allowances.

11. Convertible Preferred Stock

     On February 1, 2001, we issued 100,000 shares of Series B convertible preferred stock to National Healthcare Manufacturing Corporation, U.S. as part of the acquisition discussed in Note 2. The preferred stock is convertible into shares of common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. We paid dividends of $49,000 and $29,000 during fiscal years 2003 and 2002, respectively. No dividends were paid in 2001. At July 31, 2003, accumulated accrued dividends are $19,500.

12. Treasury Stock

     During the quarter ended January 31, 2000, we began acquiring shares of its common stock under our stock repurchase program announced in November 1999. The program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2003, we had purchased 225,100 shares of common stock at an aggregate cost of $571,373.

13. Commitments and Contingencies

FDA approval of the OraTest® product

     We are pursuing FDA approval of a New Drug Application (“NDA”) for its OraTest® products. The initiation of the marketing of the OraTest® products in the United States is dependent upon the approval of the NDA by the FDA. During 1994, the FDA approved its application for an Investigational New Drug for OraTest®, which allows us to manufacture the product in the United States for clinical studies and export to certain foreign countries. In November 1998, the FDA notified us that the OraTest® NDA was being given “priority review,” which targeted agency review within six months from September 3, 1998, the date when the Company provided additional data to the FDA. On January 13, 1999, the FDA’s Oncologic Drugs Advisory Committee (the “Committee”) met to review the OraTest® NDA and recommended, among other things, that the FDA not approve the NDA as submitted. Subsequent to the Committee meeting, our representatives engaged in a dialog with the FDA, culminating in meetings at the agency in 1999 and 2000.

     On March 3, 1999, we received an action letter from the FDA outlining certain deficiencies in the OraTest® NDA that prevented the FDA from approving the product at that time. The FDA’s letter detailed a procedure for amending the NDA to rectify those matters. In November 1999, we contracted with ILEX™ Oncology Services, Inc. (“ILEX”), a wholly-owned subsidiary of ILEX™ Oncology, Inc. of San Antonio, Texas, for management of clinical research and liaison with the FDA related to the Company’s pursuit of regulatory approval for the OraTest® oral cancer detection product.

     In December 2002, we transitioned the OraTest clinical trials to Quintiles Transnational, the nation’s largest pharmaceutical services company. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent CRO’s with worldwide capabilities. Quintiles completed the transition successfully without compromising any of our current study data. Factors that will affect the cost and timing of completion of the clinical trials include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications.

Litigation

     Zila and certain of its former officers were named as defendants in a consolidated First Amended Class Action Complaint filed July 6, 1999 in the United States District Court for the District of Arizona under the caption In re Zila Securities Litigation, No. CIV 99 0115 PHX EHC. The First Amended Class Action Complaint sought damages in an unspecified amount on behalf of a class consisting of purchasers of its securities for alleged violations of the federal securities laws. During the fourth quarter 2001, the parties settled this matter without a material impact on the Company’s financial statements.

     On December 19, 2001, Zila and Joseph Hines, its former President, reached a settlement with the Securities and Exchange Commission (the “Commission”) relating to certain public statements made by the Company in January 1999 with respect to the prospects for approval by the FDA of the OraTest® product.

     Pursuant to the settlement, the Commission made findings related to an unsigned draft report that had been prepared by the FDA staff and delivered to the Company on or about December 28, 1998. The unsigned draft report recommended against approval of the OraTest® product. The Commission found that, in public statements made by the Company during the two-week period subsequent to its receipt of the unsigned draft report and prior to an FDA advisory committee meeting that was held on January 13, 1999, the Company and Mr. Hines should have disclosed the receipt of the unsigned draft report. The Commission acknowledged the Company’s position that, at the time, it was represented by experienced FDA counsel who had advised the Company that its OraTest® NDA was approvable, but the Commission concluded that the receipt of the unsigned draft report should have been disclosed in the Company’s public statements, and that the failure to do so constituted a violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 hereunder.

     In order to resolve the matter, the Company and Mr. Hines submitted Offers of Settlement, which the Commission accepted. Without admitting or denying the Commission’s findings, the Company and Mr. Hines consented to the entry of an Order Instituting Public Administrative Proceedings pursuant to Section 21C of the Act and the issuance of a Cease-and-Desist Order prohibiting future violations of such Section and Rule. Mr. Hines is a no longer a director, an officer or employee of Zila.

     In connection with the acquisition of patent rights in 1980, we agreed to pay Dr. James E. Tinnell (“Tinnell”), the inventor of one of the Company’s treatment composition, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we furthermore requested reimbursement of royalties paid since August 1998. We then filed suit in Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the court has not ruled on our request for reimbursement of overpaid royalties. The Company currently intends to request the Court to rule on Zila’ claim for reimbursement and prepare for trial on the remaining breach of contract issue.

     In January 2003,we filed a suit for patent infringement against Beutlich Pharmaceuticals, LP (“Beutlich”) alleging that they sold “dry-handle swabs” that infringe upon our IST product swab patent. In February 2003, the Arizona court issued a temporary restraining order in our favor that stopped Beutlich from selling their swabs. In May 2003, the manufacturer of the swab that Beutlich was selling, Viridian Packaging Solutions, LLC. (“Viridian”) of Gurnee, Illinois, filed a declaratory judgment action in the Northern District of Illinois which has jurisdiction over all Federal cases filed in the metropolitan Chicago area. The Viridian suit seeks a declaration of non-infringement and patent invalidity. In August 2003, the Arizona court agreed to transfer the case to the Northern District of Illinois. We intend to vigorously defend our intellectual property rights. If Viridian prevails, sales of IST product swabs could be detrimentally affected.

     In November 2001, we filed a suit for trademark infringement and trade secret misappropriation against Darrell Van Dyke and GMP Products, LLC (“Van Dyke”) in U.S. District Court for the Northern District of Illinois. In December 2002, the court entered a final judgment against us. Subsequently, the defendants brought a motion to recover their attorney’s fees and other costs incurred in defending the action. On September 29, 2003, the court awarded $131,700 to the defendants. We intend to appeal this decision. Our legal counsel has advised us there is a high probability of success in our appeal process and furthermore even if we are not successful on appeal, the amount is likely to be significantly lower than the District Court’s judgment.  We have not accrued for this legal matter in fiscal year 2003.

     The Company is subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

OraTest® Product

     We also have approximately $359,000 of ZTC™ drug substance, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this drug substance through sales in the U.S., once final approval for the OraTest® products are received from the FDA, and in Europe and Asia prior to the date we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing indicates that the drug substance is stable and we expect to be able to extend the expiration dates of the entire drug substance through the date we expect sales in the United States. However, no assurance can be given that such future testing efforts will be successful. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance.

Daleco Capital Corporation

     In June 1992, Daleco Capital Corporation formed a limited partnership known as Daleco Zila Partners II, L.P. (the “Partnership”). Zila and its officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide the Company with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on behalf of the Company. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to the Company to be raised to $2,250,000. At July 31, 2003, approximately $1,820,000 has been spent.

     We are committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of the Company’s products, until such time as up to three times the amount of funds expended on the marketing program by the Partnership has been paid to the Partnership. The Company has paid commissions to the Partnership of approximately $1,500, $11,000 and $15,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Operating Leases

     We lease offices, warehouse facilities and certain equipment, under operating leases that expire through 2008. Future minimum lease payments under these non-cancelable leases are as follows:

2004	$403,380
2005	267,612
2006	115,099
2007	69,822
2008	34,129
2009 and beyond	0

Total	$890,042

     Rent expense for fiscal years 2003, 2002 and 2001 totaled $728,000, $407,000, and $475,000, respectively.

Contingent Warrants

     In fiscal year 2002, we entered into a distribution agreement with WMTO, an international distributor of healthcare products, to obtain regulatory approval and to distribute the ViziLite™ and OraTest® products in certain Asian countries and in other Pacific Rim countries. Pursuant to the agreement, if WMTO meets certain purchasing milestones within defined time periods, then the Company is obligated to issue warrants to WMTO to purchase up to 600,000 shares of Zila common stock at $2.50 per share.

14. Related Party Transactions

     In fiscal 2002, we paid $194,829 to Douglas, Curtis and Allyn, LLC, (“Douglas”), a corporation owned by a member of our Board of Directors at that time, Mr. Curtis Rocca. The payment was related to consulting work performed in connection with the sale of the ZDS businesses and pursuant to an engagement letter with Douglas dated March 15, 2001. In addition, Douglas was paid an advisory retainer of $60,000 during fiscal 2002. The agreements were terminated in July 2002. Mr. Rocca is no longer a director of the Company.

15. Employee Benefit Plan

     We make available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the “Zila Plan”). Participants may contribute, through payroll deductions, up to $12,000 of their basic compensation subject to Internal Revenue Code limitations. We may make matching or profit sharing contributions to the Zila Plan. During 2003, 2002 and 2001, we contributed approximately $191,000, $140,000 and $150,000, respectively, to the Zila Plan.

16. Segment Information

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”: Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.: Pharmaceuticals which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (IST). The Zila Biotechnology Group is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in FDA phase III clinical trials.

     We evaluate performance and allocate resources to segments based on operating results. In August 2002, Consumer Pharmaceuticals and Professional Pharmaceuticals were combined into one Pharmaceuticals Group. Also, the Biotechnology Group was created by moving the OraTest® product FDA phase III clinical testing process out of Professional Pharmaceuticals and the Zila Tolonium Chloride technologies out of Corporate into Zila Biotechnology, Inc. We allocated the net gain of approximately $14.8 million derived from the settlement with our former CRO based principally upon the relative contributions of personnel from the Corporate and Biotechnology Segments in helping to achieve such settlement.

     Segment information for 2002 and 2001 has been restated to reflect these organizational changes.  The accounting policies of the operating segments are the same as those described in Note 1, “Nature of Business Activities and Summary of Significant Accounting Policies.”

     The table below presents information about reported segments for each of the three years ended July 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total

Net revenues from continuing operations:
2003	$29,423	$17,664	$20		$47,107
2002	19,559	15,206	107		34,872
2001	15,374	15,117	220		30,711
Income (loss) from continuing operations before income taxes and accounting change:
2003	7,733	270	3,359	186	11,548
2002	2,808	(685)	(4,809)	(4,698)	(7,384)
2001	1,173	2,400	(5,324)	(4,897)	(6,648)
Identifiable assets from continuing operations:
2003	29,290	14,520	7,983	17,217	69,010
2002	28,958	17,769	7,777	2,787	57,291
2001	33,769	16,406	7,499	5,896	63,570
Capital expenditures:
2003	175	1,106	509	95	1,885
2002	315	58	122	124	619
2001	2,108	143	73		2,324
Depreciation and amortization:
2003	1,001	596	715	120	2,432
2002	1,235	1,376	737	120	3,468
2001	1,160	1,217	338	460	3,175

     Revenues from customers attributed to all foreign countries were $8,948,000, $6,039,000 and $5,646,000 fiscal years 2003, 2002 and 2001, respectively.

17. Quarterly Financial Data (unaudited)

     Quarterly financial information is presented in the following summary:
	2003

	Quarters Ended

	October 31	January 31	April 30	July 31

Net revenues	$10,734,433	$11,977,522	$12,424,552	$11,970,358
Gross profit	6,476,585	7,066,438	7,292,146	6,062,552
Income (loss) from continuing operations before accounting change	(1,609,205)	(876,048)	(638,855)	14,483,660
Gain from discontinued operations				10,000
Income (loss) before accounting change	(1,609,205)	(876,048)	(638,855)	14,493,660
Cumulative effect of accounting change	(4,084,193)
Net income (loss)	$(5,693,398)	$(876,048)	(638,855)	14,493,660
Basic and diluted net loss per share:
Income (loss) from continuing operations before accounting change	(0.04)	(0.02)	(0.01)	0.32
Gain from discontinued operations				0.00
Accounting change	(0.09)
Net income (loss)	(0.13)	(0.02)	(0.01)	0.32

	2002

	Quarters Ended

	October 31	January 31	April 30	July 31

Net revenues	$8,889,874	$8,826,561	$8,352,520	$8,802,815
Gross profit	5,775,295	5,619,701	5,304,600	5,708,092
Loss from continuing operations	(919,980)	(7,163,450)	(1,834,518)	(1,420,332)
Loss from discontinued operations	(7,248)	123,707	(287,712)	(500,751)
Net loss	$(927,228)	$(7,039,743)	$(2,122,230)	$(1,921,083)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.16)	$(0.04)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net loss	$(0.02)	$(0.16)	$(0.05)	$(0.04)

18. Subsequent Events

     On August 14, 2003, we settled claims brought against the Company by Matrixx Initiatives, Inc. (“Matrixx”) a major customer of our IST Products operations. Under the settlement, Matrixx withdrew all its claims against us and accepted our price increase on swabs and our current production level. Our existing contract with Matrixx was extended by 90 days to March 31, 2004, but it is unlikely that the contract will be renewed at that time.

     On October 15, 2003, a mediation settlement was concluded affecting 875,000 shares delivered to Trylon and the 375,000 shares placed into escrow such that the contractual restriction on these shares will be only removed upon the achievement of certain government approval and other milestones and not at the earlier of 10 years following the closing date or the achievement of certain future sales milestones as was included in the original agreement.  In addition, royalty payments were reduced.

     In November 2001, we filed a suit for trademark infringement and trade secret misappropriation against Darrell Van Dyke and GMP Products, LLC (“Van Dyke”) in U.S. District Court for the Northern District of Illinois. In December 2002, the court entered a final judgment against us. Subsequently, the defendants brought a motion to recover their attorneys fees and other costs incurred in defending the action. On September 29, 2003, the court awarded $131,700 to the defendants. We intend to appeal this decision and our attorneys have expressed a high probability of success. Therefore, we have not accrued for this legal matter in fiscal year 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Allowance for doubtful accounts receivable:
July 31, 2001	245,430	245,579	222,438	268,571
July 31, 2002	268,571	95,882	231,834	132,619
July 31, 2003	132,619	478,414	293,819	317,214
Inventory reserve:
July 31, 2001	33,040	133,771	87,608	79,203
July 31, 2002	79,203	466,085	252,563	292,725
July 31, 2003	292,725	362,883	301,064	354,544
Deferred tax valuation allowance:
July 31, 2001	948,000	1,422,000		2,370,000
July 31, 2002	2,370,000	9,247,000	2,515,000	9,102,000
July 31, 2003	9,102,000		3,843,000	5,259,000