Form 10-Q
period 2003-10-31
ZILA INC
filed 2003-12-15
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003 or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At November 30, 2003, the number of shares of common stock outstanding was 45,221,893.

TABLE OF CONTENTS

		Page

Part I	FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of October 31, 2003 and July 31, 2003	3
	Condensed consolidated statements of operations and comprehensive loss for the three months ended October 31, 2003 and 2002	4
	Condensed consolidated statements of cash flows for the three months ended October 31, 2003 and 2002	5
	Notes to condensed consolidated financial statements	6-14
Item 2.	Management’s discussion and analysis of financial condition and results of operations	15-24
Item 3.	Quantitative and qualitative disclosures about market risk	24
Item 4.	Controls and procedures	24
Part II.	OTHER INFORMATION
Item 1.	Legal proceedings	25
Item 6.	Exhibits and Reports on Form 8-K	26
	SIGNATURES	27

Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2003	July 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,883,537	$16,160,484
Trade receivables — net	6,889,984	7,550,735
Inventories — net	8,718,844	8,088,222
Prepaid expenses and other current assets	2,289,224	1,760,710

Total current assets	30,781,589	33,560,151

PROPERTY AND EQUIPMENT — net	9,548,029	9,481,307
PURCHASED TECHNOLOGY RIGHTS — net	3,869,295	3,988,964
GOODWILL — net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	13,620,128	13,720,022
OTHER ASSETS	1,308,939	1,339,680

TOTAL	$66,058,172	$69,020,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,792,067	$7,399,416
Accrued liabilities	3,406,869	3,502,405
Short-term borrowings	438,797	154,793
Current portion of long-term debt and capital lease obligation	500,245	487,449

Total current liabilities	10,137,978	11,544,063
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION — net of current portion	3,691,866	3,728,126

Total liabilities	13,829,844	15,272,189

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,202,393 shares (October 31, 2003) and 45,439,893 (July 31, 2003)	45,827	45,815
Capital in excess of par value	83,177,171	83,115,158
Accumulated other comprehensive loss	(79,377)	(75,644)
Accumulated deficit	(30,806,420)	(29,228,329)
Common stock in treasury, at cost, 225,100 shares (October 31, 2003) and 225,100 shares (July 31, 2003)	(571,373)	(571,373)

Total shareholders’ equity	52,228,328	53,748,127

TOTAL	$66,058,172	$69,020,316

     See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended October 31,

	2003	2002

NET REVENUES	$12,052,720	$10,734,433

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,033,914	4,257,848
Marketing and selling	3,013,399	2,667,316
General and administrative	3,725,562	3,068,296
Severance and related charges	39,585	879,874
Research and development	1,107,311	764,010
Depreciation and amortization	626,267	591,210

	13,546,038	12,228,554

LOSS FROM OPERATIONS	(1,493,318)	(1,494,121)

OTHER INCOME (EXPENSE):
Interest income	27,750	7,367
Interest expense	(75,185)	(74,870)
Other expense	(27,588)	(47,581)

	(75,023)	(115,084)

LOSS BEFORE ACCOUNTING CHANGE	(1,568,341)	(1,609,205)
Cumulative effect of accounting change		(4,084,193)

NET LOSS	(1,568,341)	(5,693,398)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(1,578,091)	$(5,703,148)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss before accounting change	$(0.04)	$(0.04)
Accounting change	0.00	(0.09)

NET LOSS	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	44,969,211	45,090,260
NET LOSS	$(1,568,341)	$(5,693,398)
Foreign currency translation adjustments	(3,733)	(2,217)

COMPREHENSIVE LOSS	$(1,572,074)	$(5,695,615)

     See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended October 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(1,568,341)		$(5,693,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626,267		591,210
Foreign currency and other	(3,733)		(6,434)
Change in accounting method			4,084,193
Change in assets and liabilities:
Receivables — net	660,751		(1,763,957)
Inventories — net	(630,622)		1,282,210
Prepaid expenses and other assets	(497,783)		(728,964)
Accounts payable and accrued liabilities	(1,674,857)		1,796,016

Net cash used in operating activities	(3,088,318)		(439,124)

INVESTING ACTIVITIES:
Purchases of property and equipment	(369,251)		(365,325)
Purchases of intangible assets	(104,175)		(102,269)

Net cash used in provided by investing activities	(473,426)		(467,594)

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	284,004		954,192
Net proceeds from issuance of common stock	34,007		20,810
Acquisition of treasury stock	—		(36,253)
Dividends paid to preferred shareholders	(9,750)		(19,500)
Net proceeds (repayments) of long-term debt	(23,464)		(122,326)

Net cash provided by financing activities	284,797		796,923

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,276,947)		(109,795)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,160,484		1,604,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,883,537		$1,494,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$34,895		$44,392
Cash paid for income taxes	192,000		146
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Capital lease obligation for new equipment	$96,000	$

     See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Zila, Inc. is an innovator in preventative healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. Zila’s business units are aligned under three reporting segments: Zila Nutraceuticals, Zila Pharmaceuticals and Zila Biotechnology. In this Report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and it wholly-owned subsidiaries.

     Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C sold in 38 countries worldwide and plans to launch Ester-E™, an enhanced form of vitamin E, in fiscal 2004. Zila Nutraceuticals includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc, (“Nutraceuticals”), also an Arizona corporation.

     Zila Pharmaceuticals includes the Zilactin® family of over-the-counter products (“OTC”), Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (“IST”). Zila Pharmaceuticals, except for IST, operates as a wholly-owned subsidiary of the Company, Zila Pharmaceuticals, Inc.

     Zila Biotechnology is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride (“ZTC™”) and OraTest® technologies and manages the OraTest® product, an oral cancer diagnostic system, which is currently in Federal Drug Administration (“FDA”) phase III clinical trials.

     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”), which did business under the name Zila Dental Supply (“ZDS”), Zila Technologies, Inc., Zila Swab Technologies, Inc. (“ZST”) dba Innovative Swab Technologies (“IST”) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. We reclassified certain prior period amounts to conform to the current period presentation.

     Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair statement of the results of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as necessarily indicative of results that might be expected for the full year.

2. STOCK-BASED COMPENSATION

     We have stock option incentive plans for our employees and directors. As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No.123”), we apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for compensation expense for grants of equity instruments under these plans. Accordingly, no compensation cost is recognized for the stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss attributable to common shareholders and on loss per share if we had applied the fair value based recognition method of SFAS No. 123 to stock-based employee compensation.

	Three months ended
	October 31,

	2003	2002

Net loss attributable to common shareholders, as reported	$(1,578,091)	$(5,703,148)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348,903)	(221,910)

Pro forma net loss attributable to common shareholders	$(1,926,994)	$(5,925,058)
Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.04)	$(0.13)
Pro forma	$(0.04)	$(0.13)
Black-Scholes model assumptions:
Risk-free interest rate	3.19%	2.95%
Expected volatility	74%	88%
Expected term (in years)	5.8	5.3
Dividend yield	0%	0%

     Warrants issued for services are valued on the measurement date and expensed when the warrant holder’s performance is complete. The measurement date is generally the earlier of the date at which a commitment for performance by the warrant holder to earn the warrant is reached or the date at which the warrant holder’s performance is complete.

3. NET LOSS PER COMMON SHARE

     The following is a reconciliation of the numerator and denominator of basic and diluted loss per common share:

	Three months ended
	October 31,

	2003	2002

Loss before accounting change	$(1,568,341)	$(1,609,205)
Accounting change		(4,084,193)

Net loss	(1,568,341)	(5,693,398)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(1,578,091)	$(5,703,148)

Average number of common shares outstanding:
Basic and diluted	44,969,211	45,090,260
Basic and Diluted Net Loss per Common Share:
Loss before accounting change	$(0.04)	$(0.04)
Accounting change	(0.00)	(0.09)

Net loss per share	$(0.04)	$(0.13)

     Since a loss from continuing operations was incurred for the three month periods ended October 31, 2003 and 2002, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock, were not included in the computation of diluted net loss per common share since their effect would be antidilutive. Potentially dilutive common shares for the three month periods ended October 31, 2003 and 2002 were 534,988 and 97,118, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised. The increase in the number of potentially dilutive shares in the three month period ended October 31, 2003, over the prior year period results primarily from the increase in the current market price of our common stock in comparison to the exercise price of our outstanding stock options, warrants and convertible preferred stock.

4. INVENTORIES

     Inventories consist of the following:

	October 31,	July 31,
	2003	2002

Finished goods	$2,829,800	$2,217,396
Work in process	495,203	555,153
Raw materials	5,541,127	5,670,217
Inventory reserves	(147,286)	(354,544)

	$8,718,844	$8,088,222

5. INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) became effective for us as of August 1, 2002. SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing using a fair value methodology. We stopped amortizing goodwill effective August 1, 2002. We also determined that purchased technology rights, patents and trademarks and other intangible assets had finite lives and, therefore, no transitional impairment test was required.

     Under the impairment testing required by SFAS No. 142, we determined that impairment existed in the reporting units within the Pharmaceuticals segment as of August 1, 2002, and a non-cash charge of $4.1 million was recorded. The fair value of the reporting units was estimated using the expected present value of future cash flows.

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     A summary of intangible assets is presented below:

	At October 31, 2003			At July 31,2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangibles:
Purchased technology rights	$7,419,473	$3,550,178	$3,869,295	$7,419,473	$3,430,509	$3,988,964
Trademarks and other intangible assets:
Trademarks	11,596,822	2,769,246	8,827,576	11,574,237	2,652,207	8,922,030
Patents	3,130,879	752,800	2,378,079	3,049,289	735,712	2,313,577
Licensing costs	2,709,144	554,061	2,155,083	2,709,144	488,084	2,221,060
Other	536,180	276,790	259,390	536,180	272,825	263,355

Total trademarks and other intangible assets	17,973,025	4,352,897	13,620,128	17,868,850	4,148,828	13,720,022

Total amortizable Intangible assets	25,392,498	7,903,075	17,489,423	25,288,323	7,579,337	17,708,986

Unamortizable intangible asset:
Goodwill	12,446,792	5,516,600	6,930,192	12,446,792	5,516,600	6,930,192

Total intangible assets	$37,839,290	$13,419,675	$24,419,615	$37,735,115	$13,095,937	$24,639,178

     During the three months ended October 31, 2003, we capitalized $94,000 of legal fees associated with patent applications. Intangible asset amortization expense for the three months ended October 31, 2003 was $326,000. For fiscal years 2004 through 2008, the amortization of intangibles is estimated to be $1.3 million each year.

     The changes in the carrying amount of goodwill for the three months ended October 31, 2003 were as follows:

	Zila Nutraceuticals	Zila Pharmaceuticals	Total

Balance at July 31, 2003	$2,896,926	$4,033,266	$6,930,192
Change	—	—	—

Balance at October 31, 2003	$2,896,926	$4,033,266	$6,930,192

6. SHORT-TERM BORROWINGS, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     At October 31, 2003, we had (i) short-term notes payable of $426,000 at 5.6% for installments due on various insurance policies and (ii) a short-term equipment loan of $12,800.

     Under our Loan and Security Agreement with Congress Financial (“Congress), we have a $12 million revolving line of credit facility at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $8.0 million at October 31, 2003. Under the Agreement, we are required to maintain adjusted tangible net worth, as defined in the agreement. At October 31, 2003, our adjusted tangible net worth, as defined, was $27.8 million compared to the required amount of $12.0 million. At October 31, 2003, there were no borrowings outstanding under this line of credit.

     On December 18, 2002, we entered into an agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., whereby PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. The Royalty shall be calculated and paid quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

     In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. As of October 31, 2003, the Bonds outstanding consisted of $3.5 million Series A bonds, which bear a variable interest rate that was 1.3% at October 31, 2003. The bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guaranteed the letter of credit. The letter of credit expires on March 15, 2004, and the Bond Trustee must be notified by February 1, 2004 that a replacement letter of credit has been obtained. We are in the process of evaluating financial institutions to secure a replacement letter of credit for these bonds. If, however, we are unable to replace this letter of credit, we would have to seek an alternative debt financing source to fund the repayment of these bonds or pay off the bonds from our available cash resources. There can be no assurance that any new financing, if available, will be on terms and conditions as favorable as our current financing or will be otherwise acceptable to us.

     In October 2003, we entered into a five year capital lease arrangement for equipment. The capital lease obligation at October 30, 2003 was $96,000.

7. SEVERANCE AND RELATED CHARGES

     We incurred severance and other costs related to employee terminations, recruiting fees and relocation expenses of $40,000 and $880,000, respectively, during the three months ended October 31, 2003 and 2002.

8. INCOME TAXES

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the three months ended October 31, 2003 and October 31, 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve.

     At October 31, 2003, we recorded total deferred tax assets of approximately $6.0 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history. We believe that the valuation allowance reduces deferred tax assets to the amount representing our best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At October 31, 2003, the Company had income tax net operating loss carry forwards of approximately $7.1 million that expire in fiscal years 2021 through 2024 and a capital loss carry forward of $475,000 that expires in 2008.

9. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.; Pharmaceuticals, which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of IST; and Biotechnology, the research, development and licensing business specializing in pre-cancer/cancer detection through its patented ZTC® and OraTest® technologies and manages the OraTest® product, an oral cancer diagnostic system currently in FDA phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     The table below presents information about reported segments for the three months ended October 31, 2003 and 2002 and segment total assets as October 31, 2003 and July 31, 2003 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate			Total

Net revenues:
Quarter Ended October 31,
2003	$6,990	$5,061	$2	$			$12,053
2002	6,480	4,247	7				10,734
Income (loss) before income taxes and accounting change:
Quarter Ended October 31
2003	1,015	413	(1,604)		(1,392	) (a)	(1,568)
2002	1,844	(47)	(1,021)		(2,385	) (a)	(1,609)
Depreciation and amortization:
Quarter Ended October 31,
2003	258	163	175		30		626
2002	261	120	179		31		591
Total assets as of:
October 31, 2003	29,739	13,512	16,813		5,994		66,058
July 31, 2003	29,290	14,520	7,983		17,227		69,020

(a)	Includes approximately $40,000 and $880,000 of severance and related costs in the three months ended October 31, 2003 and 2002, respectively.

10. COMMITMENTS AND CONTINGENCIES

     FDA approval of the OraTest® product

     In December 2002, we transitioned the OraTest clinical program to Quintiles Transnational, the nation’s largest pharmaceutical services company. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent CRO’s with worldwide capabilities. Quintiles completed the transition successfully without compromising the study data. Factors that will affect the cost and timing of completion of the clinical program include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol and clinical program modifications.

     OraTest® Product

     At October 31, 2003, we have approximately $359,000 of ZTC™ drug substance, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this drug substance through sales in the U.S., if we receive final approval for the OraTest® products from the FDA, and through sales in Europe and Asia prior to the date that we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing indicates that the drug substance is stable and we expect to be able to extend the expiration dates of the entire drug substance through the date we expect sales in the United States. However, no assurance can be given in this regard. In addition, should FDA approval not be granted or be significantly delayed or if the marketing of the Ora Test® is not commercially successful, it may not be possible for us to recover the value of this drug substance.

     ViziLite®

     On October 15, 2003, we entered into a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     We have $415,000 of ViziLite® product in inventory as of October 31, 2003. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

     Litigation

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and furthermore requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the court has not ruled on our request for reimbursement of overpaid royalties. We intend to request the

Court to rule on our claim for reimbursement and prepare for trial on the remaining breach of contract issue.

     In November 2001, we filed a suit for trademark infringement and trade secret misappropriation against Darrel Van Dyke and GMP Products, LLC relating to IST’s patented swab technology. Subsequent to 2001, GMP Products changed its name to Viridian Packaging Solutions, LLC (“Viridian”). In December 2002, the court entered a final judgment against us and the defendants brought a motion to recover their attorney’s fees and other costs incurred in defending the action. On September 29, 2003, the court awarded $131,700 to the defendants.

     In January 2003, we filed a suit for patent infringement against Beutlich Pharmaceuticals, LP (“Beutlich”) alleging that it sold dry-handle swabs that infringe upon our IST product swab patent. In February 2003, the Arizona court issued a temporary restraining order in our favor that stopped Beutlich from selling its swabs. In May 2003, Viridian filed a declaratory judgment action in the Northern District of Illinois that sought a declaration of non-infringement and patent invalidity.

     In November 2003, we settled both of these matters. Under the settlement agreement, we permitted Beutlich and Viridian to sell their products to certain prospective customers. In addition, we paid Viridian $29,000 of the $131,700 that the court had awarded and Viridian waived the balance.

     We are subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

11. SUBSEQUENT EVENTS

     Proposed Sale/Leaseback of Corporate Headquarters

     As part of our corporate strategy to employ financial assets in core business activities, we have listed our headquarters for sale. Recently we have signed a purchase agreement to sell our headquarters. We are currently in negotiations to leaseback the facility for five years. We expect this transaction to close in the second quarter of 2004.

     Vital Health Sciences Ltd. License Agreement

     On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (Vital Health) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. We anticipate that we will launch the Ester-E™ product in early 2004. Under the agreement, Zila is required to make royalty payments based on certain levels of sales volume. We are also required to pay certain upfront fees upon the completion of certain market launch milestones, as defined in the agreement, and minimum annual royalty fees on sales.

     Litigation Settlement

     As more fully described in Note 10 above, in November 2003, we settled the Beutlich and Viridian litigation. We paid Viridian $29,000 of the $131,700 that the court had awarded and Viridian waived the balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZILA, INC. AND SUBSIDIARIES

Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “believe,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, over-the-counter and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers, such as slotting fees, coop advertising, or rebates; (ix) adverse changes in government regulations; (x) our suppliers and our ability to continue to comply with current good manufacturing practices (cGMP) and other applicable regulatory requirements; (xi) exposure to product liability claims; (xi) dependence on significant customers; (xiii) our ability to keep and attract key management employees; (xiv) our inability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our inability to protect our intellectual property; (xix) impairment charges resulting from an impairment of our goodwill and intangible assets; (xx) future increases in the cost of ascorbic acid, the primary raw material in our Ester-C® products and our ability to pass price increases along to our customers; (xxi) our ability to secure long-term supply arrangements for ascorbic acid at stable prices that are lower than those we are currently paying for part or all of our requirements; (xxii) the market acceptance of the ViziLite® and Ester-E™ products; (xxiii) our ability to add new customers at IST to replace sales volume, in whole or in part, upon the expiration on our contract on March 30, 2004 with a major customer representing approximately 70% of IST’s monthly sales; and (xxiv) a general downturn in the national economy as a whole.

     Included among the factors affecting the OraTest® product are (i) successful completion of the clinical program; (ii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iii) the FDA’s ultimate decision regarding the OraTest® product; (iv) the length, size and expense of our clinical program and the FDA review process; (v) stability of the ZTC™ drug substance; (vi) the limitations on indicated uses for which the OraTest® product may be marketed if we receive FDA approval; and (vii) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission.

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

     Significant estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. We anticipate that the net proceeds of approximately $14.8 million received in June 2003 from the settlement of the contract dispute with our former contract research organization, along with cash generated from our

Nutraceuticals and Pharmaceuticals groups, will be adequate to support these activities. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of October 31, 2003 of $6.5 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to market and sell the product to a sufficient number of dentists so it becomes integrated within their practice and becomes a commercially viable product. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003, we have revised our business model with current sales and costs assumptions. We have added marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of October 31, 2003 of $2.2 million have been capitalized.

     Intangible Assets – The following is a summary of the significant classes of intangible assets and our impairment methodology for each.

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

     OraTest® - The purchase of CTM Associates, Inc. (“CTM”) in June 1996 eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.9 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. Fixed assets of approximately $810,000 (primarily related to a manufacturing facility), patents and patents pending of $1,057,000, long-term deposits of $760,000 and $578,000 of active ingredient and related components associated with the OraTest® products are grouped with the purchased technology rights for the purpose of testing recoverability. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Pharmaceuticals Goodwill – This goodwill is related to the Peridex® product which was acquired from Procter & Gamble in November 1997 and to the IST acquisition that occurred in February 2001. As part of the implementation for SFAS No, 142, “Goodwill and Other Intangible Assets” on August 1, 2002, we retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS

No. 142. Based upon the financial advisor findings, we determined that approximately $4.1 million of goodwill was impaired thus reducing goodwill to approximately $4.0 million (net of accumulated amortization of $4.6 million). This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year.

     Zila Nutraceuticals Goodwill - Goodwill and trademarks totaling approximately $11.7 million (net of accumulated amortization of $3.7 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We forecast that cash flows associated with the Ester-C® products will allow recovery of the total intangible asset balance in approximately five years if net cash flows continue at current levels.

COMPANY OVERVIEW

     We are an innovator in preventative healthcare technologies within nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. In August 2002, in order to support continued growth, we re-aligned several of our business units into three focused operating divisions. Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C and plans to launch Ester-E™, an enhanced form of vitamin E, in early 2004. Zila Pharmaceuticals includes the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). Zila Biotechnology includes the OraTest® product, an oral cancer detection system, and the Zila® Tolonium Chloride technologies for cancer and pre-cancer detection and treatment.

     The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Unaudited).

RESULTS OF OPERATIONS

Comparison of the three months ended October 31, 2003 with the three months ended October 31, 2002

Total Company

     Net revenues increased 12.3% to $12.1 million for the three months ended October 31, 2003, compared to revenues of $10.7 million for the three months ended October 31, 2002. The increase is due to a 19.1% sales increase in the Pharmaceuticals Group and a 7.9% sales increase in the Nutraceuticals Group.

     Cost of products sold as a percentage of net revenues increased to 41.8% from 39.7% for the three months ended October 31, 2003. This increase was due primarily to substantially higher costs for the ascorbic acid raw material used by the Nutraceuticals Group in its Ester-C® products, a higher percentage of sales of the lower margin IST product line, increased Zilactin® product costs related to promotional activities and increased manufacturing costs for Zilactin®-L.

     Marketing and selling expenses for the three months ended October 31, 2003 of $3.0 million were 13.0% higher than the $2.7 million spent in the three months ended October 31, 2002. This increase was primarily due to heavy brand and media advertising support for the Nutraceutical Group product, Ester-C®, which offset a decline in marketing support for certain Pharmaceutical Group products.

     General and administrative expenses were $3.7 million, or 30.9% of net revenues, for the three months ended October 31, 2003, compared to $3.1 million, or 28.6% of net revenue, for the three months ended October 31, 2002. The increase in general and administrative expenses is primarily attributable to increased costs for professional services, including $469,000 in legal fees associated with recently concluded litigation, $106,000 in regulatory consulting fees for OraTest® and $83,000 in auditing fees.

     Severance and related charges of $40,000 in connection with employee terminations, recruiting fees and relocation expenses were incurred in the three months ended October 31, 2003, compared to $880,000 incurred in the three months ended October 31, 2002.

     Research and development expenses increased $343,000, or approximately 44.9%, to $1,107,000 for the three months ended October 31, 2003 from $764,000 in the three months ended October 31, 2002. The increase is due primarily to an increase in the OraTest® phase III clinical trial expenses of 78.7%, offset by a reduction in Pharmaceutical expenditures.

     Depreciation and amortization expenses increased to $626,000, or approximately 5.9%, for the three months ended October 31, 2003 from $591,000 for the three months ended October 31, 2002. The increase is due to depreciation of Nutraceuticals’ capital expenditures and the inclusion of the amortization related to the ViziLite® product.

     We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. For the three months ended October 31, 2003 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. As of October 31, 2003, all of our deferred tax assets were offset by a valuation allowance.

Nutraceuticals Group

     Net revenues for the Nutraceuticals Group for the three months ended October 31, 2003 increased 7.9% to $7 million compared to $6.5 million for the three months ended October 31, 2002. This growth was driven by a 15% increase in Ester-C® sales for the three months ended October 31, 2003 over the three months ended October 31, 2002, partially offset by much lower sales of saw palmetto oil products as we have exited that business. Sales of Ester-C® as a bulk ingredient rose 39% during the quarter, driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. As previously reported, in 2003 we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils. We continue to sell through our small inventory of saw palmetto powder in the normal course of business and exit the saw palmetto business.

     Cost of products sold as a percentage of net revenues for the Nutraceuticals Group increased to 41.0% for the three months ended October 31, 2003 compared to 33.1% for the three months ended October 31, 2002. This increase was caused primarily by higher costs of ascorbic acid. The Nutraceuticals Group has obtained stable sources at lower prices than it is currently paying for a portion of its ascorbic acid needs for fiscal year 2004 and part of fiscal year 2005 and continues to actively pursue lower cost extended supply arrangements for its remaining needs.

     Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices have risen dramatically during fiscal year 2003, we believe that our costs will be less variable through fiscal year 2004 although no assurances can be provided in this regard. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

Pharmaceuticals Group

     Net revenues for the Pharmaceuticals Group for the three months ended October 31, 2003 increased 19.1% to $5.1 million compared to $4.2 million from the three months ended October 31, 2002. Net revenues of the Zilactin® line of products were $2.0 million for the three months ended October 31, 2003, an increase of $0.1 million from the same three months in 2002. Net revenues of the Peridex® product were $1.4 million in the three months ended October 31, 2003, matching net revenues for the three months ended October 31, 2002. However, the customer mix changed significantly, with an 86% increase in sales to Omnii Oral Pharmaceuticals (“Omnii”), which offset a 67% decrease in sales to U.S. wholesalers for sales that were not repeated in the three months ended October 31, 2003 due to seasonal sales pattern fluctuations. Sales for IST (net of intercompany sales) were $1.6 million, compared to $892,000 last year, as we increased production to match the needs of our major customer, Matrixx Initiatives, Inc. (“Matrixx”), a US-based healthcare company. However, we will lose this customer in March 2004 when our current contract expires.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment decreased to 42.1% during the three months ended October 31, 2003 from 44.8% for the three months ended October 31, 2002, primarily due to the lower cost of product at IST. The lower cost of product at IST resulted from a March 2003 price increase for products made for Matrixx and to a lesser extent from improvement in manufacturing efficiencies due to the full utilization of new machinery installed in fiscal 2003. The IST improvement was partially offset by a 16% increase in Zilactin® product costs, which rose to 47.9% for the quarter ended October 31, 2003 from 41.6% in the quarter ended October 31, 2002. The increased cost of product was due primarily to the higher cost of promotional events, along with increased production costs of Zilactin®-L.

Biotechnology Group

     Revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal during the three months ended October 31, 2003 and 2002, as we deemphasized international sales efforts and spending in favor of focusing on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology segment were $1.6 million for the three months ended October 31, 2003, a 64.3 % increase over the $1.0 million for the three months ended October 31, 2002. This was driven by a 78.7% increase in the phase III clinical trial expenses related to the OraTest® product, an increase of approximately $440,000.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2003, our primary sources of liquidity included cash and cash equivalents of $12.9 million and the line of credit discussed below. Working capital decreased to $20.6 million at October 31, 2003 from $22 million at July 31, 2003, while the current ratio increased to 3.0 at October

31, 2003 from 2.9 at July 31, 2003. This decrease in working capital is due to cash payments to pay down accounts payable, an increase in short-term borrowings and the need to fund the first quarter operating loss.

     Net cash used in operating activities was $3.1 million during the three months ended October 31, 2003 and was attributable to the net loss of $1.6 million offset by non-cash items of $626,000. Significant changes in operating assets and liabilities were primarily comprised of (i) a decrease in accounts receivable of $661,000 related to collection of receivables from extended term customers; (ii) an increase in inventory of $631,000 related primarily to the buildup of Zila Nutraceuticals’ inventory as we attempt to better balance our production capacity with customer orders and (iii) a decrease in accounts payable and accrued expenses of $1.7 million primarily in the Nutraceuticals and Pharmaceuticals groups to be more in line with industry standards.

     Net cash used in investing activities was $473,000, related primarily to equipment purchases at Zila Nutraceuticals and patent filings for Zila Nutraceuticals and the OraTest® product.

     Net cash provided by financing activities during the three months ended October 31, 2003 was $285,000. The most significant component of this change was the increase in short-term borrowings of $284,000 related primarily to the financing of insurance policies.

     Bank Financing

     On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory was $8.0 million as of October 31, 2003. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. We and all of our direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004. There are no borrowings outstanding under this line of credit as of October 31, 2003.

     Under the Congress Agreement, we are required to maintain adjusted tangible net worth (as defined) of $12 million. At October 31, 2003, our adjusted tangible net worth, as defined, was $27.8 million compared to the required amount of $12.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt, we may become out of compliance with the covenant. We are currently negotiating with several local asset based lenders who we believe can provide terms and conditions better than Congress based on our current financial position.

     PharmaBio Investment

     On December 18, 2002, we entered into an Investment Agreement with PharmaBio Development, Inc., (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp. whereby PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. This investment was recorded as long-term debt.

     Long-Term Debt Financing

     In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. As of October 31, 2003, the Bonds outstanding consisted of $3.5 million Series A bonds, which bear a variable interest rate that was 1.3% at October 31, 2003. The Bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guaranteed the letter of credit. The letter of credit expires on March 15, 2004, and the Bond Trustee must be notified by February 1, 2004 that a replacement letter of credit has been obtained. We are in the process of evaluating financial institutions to secure a replacement letter of credit for these bonds. If, however, we are unable to replace this letter of credit, we would have to seek an alternative debt financing source to fund the repayment of these bonds or pay off the bonds from our available cash resources. There can be no assurance that any new financing, if available, will be on terms and conditions as favorable as our current financing or will be otherwise acceptable to us.

     Stock Repurchases

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the three months ended October 31, 2002, we repurchased 30,100 shares of our common stock for $36,253. No shares were repurchased during the three months ended October 31, 2003. As of October 31, 2003, we had repurchased 225,100 shares of common stock at an aggregate cost of $571,000.

     Preferred Stock Financing

     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the three months ended October 31, 2003, we paid dividends of $9,750 and we have accumulated accrued dividends of $19,500 as of October 31, 2003.

     Future Contractual Obligations

     The table below summarizes our future cash contractual obligations:

		Short-Term	Operating	Capital Lease	Purchase
	Long-Term Debt	Debt	Leases	Obligations	Obligations	Total

Remaining 2004	$367,522	$438,797	$302,759	$11,983	$5,158,923	$6,279,984
2005 & 2006	925,020		382,710	31,955		1,339,685
2007 & 2008	851,568		103,951	31,955		987,474
Thereafter	1,951,552			20,576		1,972,128

Total	$4,095,662	$438,797	$789,420	$96,469	$5,158,923	$10,579,271

     Purchase obligations include commitments for advertising.

     OraTest®

     In December 2002, we transitioned the OraTest® clinical program to Quintiles. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent CRO’s with worldwide capabilities. Quintiles completed the transition successfully without compromising the study data. Factors that will affect the cost and timing of completion of the clinical program include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications and clinical program modifications.

     At October 31, 2003, we have approximately $359,000 of ZTC™, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this active ingredient through sales in the U.S., if we obtain final approval for the OraTest® products from the FDA, and through sales in Europe and Asia prior to the date we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing indicates that the drug substance is stable and we expect to be able to extend the expiration dates of the entire drug substance inventory through the date we expect sales in the United States. However, no assurance can be given in this regard. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance.

     ViziLite®

     On October 15, 2003, we entered into a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     We have $415,000 of ViziLite® product in inventory as of October 31, 2003. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United State and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

     Ester-E™

     On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (Vital Health) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued, while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. We anticipate that we will launch the Ester-E™ product in early 2004. Under the agreement, Zila is required to make royalty payments based on certain levels of sale volume. We are also required to pay certain upfront fees upon the completion of certain market launch milestones, as defined in the agreement, and minimum annual royalty fees on sales. We believe that our current cash position and operating cash flow are sufficient to fund the Ester-E™ product launch.

     We believe that cash generated from our operations, our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical trial, anticipated capital expenditures, and the stock repurchase program through the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk primarily from interest rates.

     We have a revolving line of credit with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at October 31, 2003). At October 31, 2003, we had no borrowings outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital Markets and fluctuate based on market conditions and our rate was 1.3% at October 31, 2003. A 10% proportional increase in the average interest rate on the bonds would not be expected to have a material effect.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting

     As more fully described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, during our annual audit, weaknesses were found (i) in general computer controls at our corporate headquarters and at Zila Nutraceuticals and (ii) in the application of our revenue recognition policy at one of our divisions. For the period covered by this Report, we have developed a strategic plan to improve general computer controls and have developed and implemented several policies and procedures in certain risk areas. With respect to the revenue recognition issue, we refined revenue cut-off procedures and performed an extensive review at the division level for this quarter to ensure compliance with our revenue recognition policy.

     Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

ITEM 1. Legal Proceedings

     On October 15, 2003, we entered into a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we furthermore requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the court has not ruled on our request for reimbursement of overpaid royalties. We intend to request the Court to rule on our claim for reimbursement and prepare for trial on the remaining breach of contract issue.

     In November 2001, we filed a suit for trademark infringement and trade secret misappropriation against Darrel Van Dyke and GMP Products, LLC relating to IST’s patented swab technology. Subsequent to 2001, GMP Products changed its name to Viridian Packaging Solutions, LLC (“Viridian”). In December 2002, the court entered a final judgment against us and the defendants brought a motion to recover their attorney’s fees and other costs incurred in defending the action. On September 29, 2003, the court awarded $131,700 to the defendants.

     In January 2003, we filed a suit for patent infringement against Beutlich Pharmaceuticals, LP (“Beutlich”) alleging that it sold dry-handle swabs that infringe upon our IST product swab patent. In February 2003, the Arizona court issued a temporary restraining order in our favor that stopped Beutlich from selling its swabs. In May 2003, Viridian filed a declaratory judgment action in the Northern District of Illinois that sought a declaration of non-infringement and patent invalidity.

     In November 2003, we settled of both of these matters. Under the settlement agreement we permitted Beutlich and Viridian to sell their products to certain prospective customers. In addition, we paid Viridian $29,000 of the $131,700 that the court had awarded and Viridian waived the balance.

     We are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer as required by Rule 13a-149(b) of the Securities Exchange Act of 1934, as amended*
32.2	Certification of the Chief Financial Officer as required by Rule 13a-149(b) of the Securities Exchange Act of 1934, as amended*

(b)	Reports on Form 8-K

During the quarter ended October 31, 2003, we filed one Current Report on Form 8-K dated July 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2003	By:/s/Douglas D. Burkett, Ph.D.

Douglas D. Burkett, Ph.D.
President, Chairman of the Board
(Principal Executive Officer)

By:/s/Lawrence J. Batina

Lawrence J. Batina
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer as required by Rule 13a-149(b) of the Securities Exchange Act of 1934, as amended*
32.2	Certification of the Chief Financial Officer as required by Rule 13a-149(b) of the Securities Exchange Act of 1934, as amended*