Form 10-Q
period 2004-01-31
ZILA INC
filed 2004-03-16
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ____________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At February 29, 2004, the number of shares of common stock outstanding was 45,339,719.

Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2
Ex – 91.1
Ex – 91.2
Ex – 91.3
Ex – 91.4
Ex – 91.5

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2004	July 31, 2003

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,516,299	$16,160,484
Trade receivables - net	9,361,830	7,550,735
Inventories - net	7,209,616	8,088,222
Prepaid expenses and other current assets	1,988,906	1,760,710

Total current assets	31,076,651	33,560,151

PROPERTY AND EQUIPMENT - net	9,049,929	9,481,307
PURCHASED TECHNOLOGY RIGHTS - net	3,749,626	3,988,964
GOODWILL - net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS - net	13,488,641	13,720,022
OTHER ASSETS	1,311,292	1,339,680

TOTAL	$65,606,331	$69,020,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,135,437	$7,399,416
Accrued liabilities	3,683,504	3,502,405
Short-term borrowings	267,488	154,793
Current portion of gain on sale leaseback	152,976	—
Current portion of long-term debt and capital lease obligation	515,648	487,449

Total current liabilities	9,755,053	11,544,063
DEFERRED GAIN ON SALE LEASEBACK	611,075	—
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS - net of current portion	3,657,150	3,728,126

Total liabilities	14,023,278	15,272,189

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock - Series B, $.001 par value - authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,958,619 shares (January 31, 2004) and 45,439,893 shares (July 31, 2003 )	45,959	45,815
Capital in excess of par value	83,503,998	83,115,158
Accumulated other comprehensive loss	(80,714)	(75,644)
Accumulated deficit	(31,777,317)	(29,228,329)
Common stock in treasury, at cost, 225,100 shares	(571,373)	(571,373)

Total shareholders’ equity	51,583,053	53,748,127

TOTAL	$65,606,331	$69,020,316

     See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
NET REVENUES	$13,603,714	$11,977,522	$25,656,434	$22,711,955

OPERATING COSTS AND EXPENSES:
Cost of products sold (exclusive of depreciation shown separately below)	5,637,475	4,911,084	10,671,389	9,168,932
Marketing and selling	4,092,595	2,913,146	7,105,994	5,580,462
General and administrative	3,408,144	3,299,738	7,015,368	6,368,034
Severance and related charges	114,616	179,122	154,201	1,058,996
Research and development	956,037	817,052	2,181,687	1,581,062
Depreciation and amortization	763,155	621,645	1,389,422	1,212,855

	14,972,022	12,741,787	28,518,061	24,970,341

LOSS FROM OPERATIONS	(1,368,308)	(764,265)	(2,861,627)	(2,258,386)

OTHER INCOME (EXPENSE):
Gain on asset sale	470,462	—	470,462	—
Interest income	24,336	5,068	52,086	12,435
Interest expense	(70,746)	(89,296)	(145,931)	(164,166)
Other expense	(16,891)	(27,555)	(44,478)	(75,136)

	407,161	(111,783)	332,139	(226,867)

LOSS BEFORE ACCOUNTING CHANGE	(961,147)	(876,048)	(2,529,488)	(2,485,253)
Cumulative effect of accounting change	—	—	—	(4,084,193)

NET LOSS	(961,147)	(876,048)	(2,529,488)	(6,569,446)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(970,897)	$(885,798)	$(2,548,988)	$(6,588,946)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss before accounting change	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Accounting change	(0.00)	(0.00)	(0.00)	(0.09)

NET LOSS	$(0.02)	$(0.02)	$(0.06)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	45,048,437	45,090,260	45,009,040	45,090,260

NET LOSS	$(961,147)	$(876,048)	$(2,529,488)	$(6,569,446)
Foreign currency translation adjustments	(1,337)	7,859	(5,070)	5,642

COMPREHENSIVE LOSS	$(962,484)	$(868,189)	$(2,534,558)	$(6,563,804)

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended January 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,529,488)	$(6,569,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389,422	1,212,855
Gain on asset sale	(470,462)	—
Foreign currency and other	(5,301)	(37,920)
Change in accounting method	—	4,084,193
Change in assets and liabilities:
Receivables - net	(1,811,095)	(2,656,501)
Inventories - net	878,606	2,131,030
Prepaid expenses and other assets	(194,696)	(381,613)
Accounts payable and accrued liabilities	(2,054,852)	945,286

Net cash used in operating activities	(4,797,866)	(1,272,116)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transaction	1,721,876	—
Additions to property and equipment	(451,873)	(1,332,476)
Additions to intangible assets	(322,537)	(113,231)

Net cash provided by (used in) provided by investing activities	947,466	(1,445,707)

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	112,695	2,359,775
Net proceeds from issuance of common stock	360,956	20,812
Acquisition of treasury stock	—	(36,253)
Dividends paid to preferred shareholders	(19,500)	(29,250)
Proceeds from long-term debt	—	500,000
Repayment of long-term debt	(247,936)	(245,254)

Net cash provided by financing activities	206,215	2,569,830

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644,185)	(147,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,160,484	1,604,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,516,299	$1,456,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$64,143	$87,123
Cash paid for income taxes	$192,000	$192
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Capital lease obligations for new equipment	$205,000	$—

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Zila, Inc. and its subsidiaries are innovators in preventative healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. Zila’s business units are aligned under three reporting segments: Zila Nutraceuticals, Zila Pharmaceuticals and Zila Biotechnology. In this Report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.

     Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C sold in 43 countries worldwide and plans to launch Ester-E™, an enhanced form of vitamin E, in the third and/or fourth quarters of fiscal year 2004. Zila Nutraceuticals includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc. (“Nutraceuticals”), also an Arizona corporation.

     Zila Pharmaceuticals includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, Peridex® prescription mouth rinse, the Zilactin® family of over-the-counter products (“OTC”), and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (“IST”).

     Zila Biotechnology is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride (“ZTC™”) and OraTest® technologies and managing the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

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

     Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the results of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

2. STOCK-BASED COMPENSATION

     We have stock option incentive plans for our employees and directors. As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No.123”), we apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for compensation expense for grants of equity instruments under these plans. Accordingly, no compensation cost is recognized for the stock options, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss attributable to common shareholders and on loss per share if we had applied the fair value based recognition method of SFAS No. 123 to stock-based employee compensation.

	Three months ended		Six months ended
	January 31,		January 31,
	2004	2003	2004	2003
Net loss attributable to common shareholders as reported	$(970,897)	$(885,798)	$(2,548,988)	$(6,588,946)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	444,126	66,209	793,030	288,119

Pro forma net loss attributable to common shareholders	$(1,415,023)	$(952,007)	$(3,342,018)	$(6,877,065)

Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.02)	$(0.02)	$(0.06)	$(0.15)
Pro forma	$(0.03)	$(0.02)	$(0.07)	$(0.15)

     The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in the second quarter of fiscal 2004 and 2003: risk-free interest rates of 3.12 and 3.05, respectively; expected volatility of 67% and 88%, respectively; expected terms of 5.8 years and 5.3 years, respectively; and dividend yield of 0% for both quarters.

     Warrants issued for services are valued on the measurement date and expensed when the warrant holder’s performance is complete. The measurement date is generally the earlier of the date at which a commitment for performance by the warrant holder to earn the warrant is reached or the date at which the warrant holder’s performance is complete.

3. NET LOSS PER COMMON SHARE

     Since a loss from continuing operations was incurred for the six month periods ended January 31, 2004 and 2003, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month and six month periods ended January 31, 2004 were 716,625 and 614,328, respectively, and for the three and six month periods ended January 31, 2003 were 51,455 and 74,663, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised. The increase in the number of potentially dilutive shares in the six month period ended January 31, 2004, over the prior year period results primarily from the increase in the current market price of our common stock in comparison to the exercise price of our outstanding stock options, warrants and convertible preferred stock.

4. INVENTORIES

     Inventories consist of the following:

	January 31,	July 31,
	2004	2003
Finished goods	$2,401,804	$2,217,396
Work in process	486,981	555,153
Raw materials	4,700,928	5,670,217
Inventory reserves	(380,097)	(354,544)

	$7,209,616	$8,088,222

5. INTANGIBLE ASSETS

     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) became effective for us as of August 1, 2002. SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to periodic impairment testing using a fair value methodology. We stopped amortizing goodwill effective August 1, 2002. We also determined that purchased technology rights, patents and trademarks and other intangible assets had finite lives and, therefore, no transitional impairment test was required.

     Under the impairment testing required by SFAS No. 142, we determined that impairment existed in the reporting units within the Pharmaceuticals segment as of August 1, 2002, and a non-cash charge of $4.1 million was recorded. The fair value of the reporting units was estimated using the expected present value of future cash flows.

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

     A summary of intangible assets is presented below:

	January 31, 2004			July 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$7,419,473	$3,669,847	$3,749,626	$7,419,473	$3,430,509	$3,988,964

Trademarks and other intangible assets:
Trademarks	11,608,585	2,886,450	8,722,135	11,574,237	2,652,207	8,922,030
Patents	3,307,477	909,924	2,397,553	3,049,289	735,712	2,313,577
Licensing costs	2,734,031	620,504	2,113,527	2,709,144	488,084	2,221,060
Other	536,180	280,754	255,426	536,180	272,825	263,355

Total trademarks and other intangible assets	18,186,273	4,697,632	13,488,641	17,868,850	4,148,828	13,720,022

Total amortizable intangible assets	25,605,746	8,367,479	17,238,267	25,288,323	7,579,337	17,708,986

	January 31, 2004			July 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortizable intangible asset:
Goodwill	12,446,792	5,516,600	6,930,192	12,446,792	5,516,600	6,930,192

Total intangible assets	$38,052,538	$13,884,079	$24,168,459	$37,735,115	$13,095,937	$24,639,178

     During the six months ended January 31, 2004, we capitalized $323,000 of legal fees associated with patent applications. Intangible asset amortization expense for the three months and six months ended January 31, 2004 was $469,000 and $797,000, respectively. For fiscal years 2004 through 2008, the amortization of intangibles is estimated to be $1.3 million each year.

     The net carrying amounts of goodwill by segment at January 31, 2004 and July 31, 2003 follow:

Zila Nutraceuticals	$2,896,926
Zila Pharmaceuticals	4,033,266

Total	$6,930,192

6. SHORT-TERM BORROWINGS, LONG-TERM DEBT AND LEASE OBLIGATIONS

     At January 31, 2004, we had (i) short-term notes payable of $264,000 at 5.6% for installments due on various insurance policies and (ii) a short-term equipment loan of $3,000.

     Under our Loan and Security Agreement with Congress Financial (“Congress”), we have a $12 million revolving line of credit facility at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $9.0 million at January 31, 2004. Under the Agreement, we are required to maintain adjusted tangible net worth, as defined in the Agreement. At January 31, 2004, our adjusted tangible net worth, as defined, was $28.5 million compared to the required amount of $12.0 million. At January 31, 2004, there were no borrowings outstanding under this line of credit.

     On December 18, 2002, we entered into an agreement with PharmaBio Development, Inc., (“PharmaBio”) the strategic investment group of Quintiles Transnational Corp., whereby PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. Any Royalty due is to be paid quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

     In April 1999, Zila Nutraceuticals, through Oxycal, entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Zila Nutraceuticals for the construction of a new manufacturing and laboratory facility. As of January 31, 2004, the Bonds outstanding consisted of $3.5 million Series A bonds, which bear a variable interest rate that was 1.3% at January 31, 2004. The Bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We guaranteed the letter of credit. The existing letter of credit expired on March 15, 2004, and we obtained a replacement letter of credit through Wells Fargo Business Credit, Inc. that expires on March 15, 2009. We guaranteed the replacement letter of credit.

     During the six months ended January 31, 2004, we entered into capital lease arrangements for equipment of $205,000 with terms from three to five years. Long-term capital lease obligations at January 31, 2004 were $198,525.

     As described in Note 10, in January 2004, we executed the sale and a five-year operating leaseback of our headquarters facility. The initial monthly payment is $14,000 and the payment will increase 2% annually over the five-year term of the lease. We remain responsible for real property taxes, insurance and maintenance.

     Our future minimum lease payments under non-cancelable operating leases are as follows:

2005	$432,983
2006	283,783
2007	241,878
2008	209,629
2009	88,620

Total	$1,256,893

7. SEVERANCE AND RELATED CHARGES

     We incurred severance and other costs related to employee terminations, recruiting fees and relocation expenses of $115,000 and $154,000, respectively, during the three months and six months ended January 31, 2004, and $179,000 and $1,059,000, respectively, during the three months and six months ended January 31, 2003.

8. INCOME TAXES

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the six months ended January 31, 2004 and January 31, 2003, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve.

     At January 31, 2004, we recorded total deferred tax assets of approximately $6.6 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history. We believe that the valuation allowance reduces deferred tax assets to the amount representing our best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At January 31, 2004, the Company had income tax net operating loss carry forwards of approximately $9.8 million that expire in fiscal years 2010 through 2024.

9. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: (i) Nutraceuticals, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.; (ii) Pharmaceuticals, which includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, Peridex® prescription mouth rinse, the Zilactin® family of over-the-counter products, and the plastic molded products of IST; and (iii) Biotechnology, the research, development and licensing business specializing in pre-cancer/cancer detection through its patented ZTC® and OraTest® technologies and managing the OraTest® product, an oral cancer diagnostic system currently in FDA phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     The table below presents information about reported segments for the three months ended January 31, 2004 and 2003 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate		Total
Net revenues:
2004	$8,612	$4,992	$—	$—		$13,604
2003	7,116	4,859	3	—		11,978
Income (loss) before income taxes and accounting change:
2004	1,426	(220)	(1,339)	(828	) (a)	(961)
2003	1,285	631	(1,234)	(1,558	) (a)	(876)
Depreciation and amortization:
2004	258	304	174	27		763
2003	258	152	182	30		622

(a)	Includes approximately $115,000 and $179,000 of severance and related costs in the three months ended January 31, 2004 and 2003, respectively.

    The table below presents information about reported segments for the six months ended January 31, 2004 and 2003 and segment total assets as of January 31, 2004 and July 31, 2003 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate		Total
Net revenues:
2004	$15,602	$10,053	$1	$—		$25,656
2003	13,596	9,106	10	—		22,712
Income (loss) before income taxes and accounting change:
2004	2,441	193	(2,943)	(2,220	) (b)	(2,529)
2003	3,129	584	(2,255)	(3,943	) (b)	(2,485)
Depreciation and amortization:
2004	516	466	350	57		1,389
2003	519	272	361	61		1,213
Total assets as of:
January 31, 2004	31,453	12,876	16,774	4,503		65,606
July 31, 2003	29,290	14,520	7,983	17,227		69,020

(b)	Includes approximately $154,000 and $1,059,000 of severance and related costs in the six months ended January 31, 2004 and 2003, respectively.

10. SALE AND LEASEBACK OF CORPORATE HEADQUARTERS

     As part of our strategy to employ financial assets in core business competencies, on January 30, 2004, we completed the sale and five-year leaseback of our corporate headquarters for approximately $1.8 million in cash. We realized a gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. Of this deferred gain, $611,000 is shown as long-term and the balance is shown as current. The leaseback is accounted for as an operating lease.

11. COMMITMENTS AND CONTINGENCIES

     FDA approval of the OraTest® product

     In December 2002, we transitioned the OraTest clinical program to Quintiles Transnational, the nation’s largest pharmaceutical services company. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent contract research organizations with worldwide capabilities. Quintiles completed the transition successfully without compromising the study data. Factors that will affect the cost and timing of completion of the clinical program include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population, (iii) compliance with the study protocol and related monitoring, (iv) level of available funding throughout the study, and (v) protocol and clinical program modifications.

     OraTest® Product

     At January 31, 2004, we had approximately $362,000 of ZTC™ drug substance, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this drug substance through sales in the U.S., if we receive final approval for the OraTest® products from the FDA, and through sales in Europe and Asia prior to the date that we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance through the date we expect sales in the United States. However, no assurance can be given in this regard. In addition, if FDA approval is not granted or is significantly delayed or if the marketing of OraTest® is not commercially successful, it may not be possible for us to recover the value of this drug substance.

     ViziLite®

     On October 15, 2003, we completed a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     We had $329,000 of ViziLite® product in inventory and approximately $2.1 million of associated intangible assets as of January 31, 2004. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of fiscal 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

     Litigation

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application.

     In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court has not ruled on our request for reimbursement of overpaid royalties. We intend to request the Court to rule on our claim for reimbursement and prepare for trial on the remaining breach of contract issue.

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

     Vital Health Sciences Ltd. License Agreement

     On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (“Vital Health”) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. We have completed successful commercial scale batches, and we anticipate that the Ester-E™ product will be launched in the third and/or fourth quarters of fiscal year 2004. Under the agreement, we are required to make royalty payments based on certain levels of sales volume. We are also required to pay certain upfront fees upon the completion of certain market launch milestones, as defined in the agreement, and minimum annual royalty fees on sales.

12. SUBSEQUENT EVENT

     On February 6, 2004, we entered into a $10,000,000 Credit and Security Agreement with Wells Fargo Business Credit (“WFBC”). We will not be permitted to borrow under this agreement until the expiration of our lending agreement with Congress (see Note 6) and the perfection of certain security interests by WFBC. This revolving line of credit facility will bear interest equal to the prime rate. Funds available under the line of credit are based upon a percentage of the value of eligible receivables and inventory. Under this agreement, financial covenants will require maintenance of minimum net worth and limitations on the amount of capital expenditures.

     As described in Note 6, on February 6, 2004, under the terms of the Reimbursement Agreement between Zila Nutraceuticals and WFBC, WFBC executed an irrevocable direct-pay letter of credit for the benefit of the bondholders. This letter of credit became effective on March 15, 2004 upon the expiration of the prior letter of credit. Under the terms of the letter of credit, we placed $513,000 in a restricted cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount defined in the Reimbursement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZILA, INC. AND SUBSIDIARIES

Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, over-the-counter and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers, such as slotting fees, coop advertising, or rebates; (ix) adverse changes in government regulations; (x) our suppliers and our ability to continue to comply with current good manufacturing practices (cGMP) and other applicable regulatory requirements; (xi) exposure to product liability claims; (xi) dependence on significant customers; (xiii) our ability to keep and attract key management employees; (xiv) our inability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our inability to protect our intellectual property; (xix) impairment charges resulting from an impairment of our goodwill and intangible assets; (xx) future increases in the cost of ascorbic acid, the primary raw material in our Ester-C® products, and our ability to pass price increases along to our customers; (xxi) our ability to secure long-term supply arrangements for a sufficient quantity of ascorbic acid at stable and more traditional pricing levels; (xxii) the timing of the commercial launch of our Ester-E™ product; (xxiii) the market acceptance of the ViziLite® and Ester-E™ products; (xxiv) our ability to add new customers at IST to replace sales volume, in whole or in part, upon the expiration of our contract on March 30, 2004 with a major customer representing approximately 80% of IST’s monthly sales; and (xxv) a general downturn in the national economy as a whole.

     Included among the factors affecting the OraTest® product are (i) successful completion of the clinical program; (ii) the FDA’s decision regarding the proposed modifications for the OraTest® clinical program; (iii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iv) the FDA’s ultimate decision regarding the OraTest® clinical program and product; (v) the length, size and expense of our clinical program and the FDA review process; (vi) stability of the ZTC™ drug substance; (vii) the limitations on indicated uses for which the OraTest® product may be marketed if we receive FDA approval; and (viii) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2003 filed with the Securities and Exchange Commission.

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

     Significant estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of January 31, 2004 of $6.5 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to market and sell the product to a sufficient number of dental offices so it becomes integrated within their practice and becomes a commercially viable product. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003, we have revised our business model with current sales and costs assumptions. We have added marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of January 31, 2004 of $2.1 million have been capitalized.

     We anticipate that our current cash balances, along with cash generated from our Nutraceuticals and Pharmaceuticals business units and our line of credit, will be adequate to support the activities described above for both the Vizilite® and OraTest® products.

     Intangible Assets – The following is a summary of the significant classes of intangible assets and our impairment methodology for each.

     In accordance with SFAS No. 142, our policy is to review the carrying amounts of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and certain intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in event or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

     OraTest® - The recoverability of the $3.7 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. Net fixed assets of approximately $768,000 (primarily related to a manufacturing facility), patents and patents pending of $1.2 million, long-term deposits of $760,000 and $544,000 of active ingredient and related components associated with the OraTest® products are grouped with the purchased technology rights for the purpose of testing recoverability. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Zila Pharmaceuticals Goodwill – This goodwill is related to the Peridex® product that was acquired from Procter & Gamble in November 1997 and to the IST acquisition that occurred in February 2001. As part of the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002, we retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor findings, we determined that approximately $4.1 million of goodwill was impaired, thus reducing goodwill to approximately $4.0 million (net of accumulated amortization of $4.6 million). This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year.

     Zila Nutraceuticals Goodwill - Goodwill and trademarks totaling approximately $11.5 million (net of accumulated amortization of $3.8 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997, and we forecast that cash flows associated with the Ester-C®

products will allow recovery of the total intangible asset balance in approximately five years if net cash flows continue at current levels.

     Income Taxes – We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. For the six months ended January 31, 2004 and 2002, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. As of January 31, 2004, all of our deferred tax assets were offset by a valuation allowance.

COMPANY OVERVIEW

     We are an innovator in preventative healthcare technologies with nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. In August 2002, in order to support continued growth, we re-aligned several of our business units into three focused operating divisions. Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C and plans to launch Ester-E™, an enhanced form of vitamin E, in the third and/or fourth quarters of fiscal year 2004. Zila Pharmaceuticals includes the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). Zila Biotechnology includes the OraTest® product, an oral cancer detection system, and the ZTC™ technologies for cancer and pre-cancer detection and treatment.

     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our earnings before interest, taxes, depreciation and amortization would be at a near break-even level. We expect to continue with this goal until such time as we obtain the requisite clearances from the U.S. Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the price that we must pay for ascorbic acid and other such risk factors, can and do influence our ability to accomplish this goal. See page 15 for further discussion of the risk factors that we face in our businesses. Additionally, our level of research and development activities, and the associated cost, will likely trend above our historical levels as we accelerate our efforts to advance the progress of our clinical trials.

     In connection with our dialogue with the FDA, we have proposed modifications to the current OraTest clinical program aimed at reducing its overall duration and total cost. It is our goal to include the evaluation of OraTest® in the accurate identification of severe dysplasia (pre-cancer) in addition to carcinoma in-situ and invasive carcinoma (cancer) as acceptable clinical endpoints in the modified program. It is also our objective to collect data in an incremental population of individuals at high risk of oral cancer (primary cancer screening) while still reducing the cost and duration of the current clinical program. If this program modification is allowed by the FDA and the clinical objectives are achieved, it may also permit enlargement of the post-approval target population and the marketable claims for OraTest®.

     No assurances can be made that the FDA will agree to our proposed program modifications or that the clinical objectives will be achieved. We are currently assimilating and implementing the agency’s non-binding comments to our proposed program modifications. In the meantime, we continue to collect patient data within our clinical trial and push forward aggressively with the clinical program.

     The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Unaudited).

RESULTS OF OPERATIONS

Comparison of the three months ended January 31, 2004 with the three months ended January 31, 2003

Total Company

     Net revenues increased 13.6% to $13.6 million for the three months ended January 31, 2004, compared to revenues of $12.0 million for the three months ended January 31, 2003. The increase is due to a 21.0% sales increase in the Nutraceuticals Business Unit and a 2.8% sales increase in the Pharmaceuticals Business Unit. When the sales of the discontinued Saw Palmetto oil product line are removed from the prior year, net revenues increased 38.4% at Nutraceuticals and 22.7% for the total company. Increased spending in advertising and promotional programs contributed to the sales increases.

     Cost of products sold as a percentage of net revenues increased to 41.4% from 41.0% for the three months ended January 31, 2004. This increase was due primarily to substantially higher costs for ascorbic acid, the principal raw material used by the Nutraceuticals Business Unit in its Ester-C® products. This increase was partially offset by improved gross margins in the Pharmaceuticals Business Unit as a result of production efficiencies in IST, along with a reduction in equipment validation costs for the Zilactin®-L product line.

     Marketing and selling expenses as a percentage of net revenues increased to 30.1% from 24.2% for the three months ended January 31, 2004. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®, and the Pharmaceuticals Business Unit products, Zilactin® and Vizilite®.

     General and administrative expenses were $3.4 million, or 25.1% of net revenues, for the three months ended January 31, 2004, compared to $3.3 million, or 27.5% of net revenue, for the three months ended January 31, 2003. Legal fees of $344,000, associated with the Beutlich and Trylon settlements, were the primary cause of the increase over the previous year.

     Severance and related charges incurred in connection with employee terminations, recruiting fees and relocation expenses were $115,000 in the three months ended January 31, 2004, compared to $179,000 in the three months ended January 31, 2003. Higher severance and related charges were incurred in the prior year period due primarily to the significant changes in Company management, focus and the resulting organization.

     Research and development expenses increased $139,000, or 17.0%, to $956,000 for the three months ended January 31, 2004 from $817,000 in the three months ended January 31, 2003. The increase is due primarily to an increase in the OraTest® phase III clinical trial expenses of $204,000, or 32.1%, offset by a reduction in expenditures in the Pharmaceuticals Business Unit.

     Depreciation and amortization expenses increased $142,000, or 22.8%, to $763,000 for the three months ended January 31, 2004 from $622,000 for the three months ended January 31, 2003. The increase was attributable primarily to a change in the amortization period for certain patents. While we made capital expenditures for production equipment in the Nutraceuticals Business Unit during the three months ended January 31, 2004, we did not incur depreciation expense because we have not placed the new production equipment into service. We anticipate an increase in depreciation expense as we place these assets into service over the balance of our fiscal year.

Nutraceuticals Business Unit

     Net revenues for the Nutraceuticals Business Unit for the three months ended January 31, 2004 increased 21.0% to $8.6 million compared to $7.1 million for the three months ended January 31, 2003. This growth was driven by a 38% increase in Ester-C® sales for the three months ended January 31, 2004 over the three months ended January 31, 2003, partially offset by the absence of saw palmetto oil products revenue in fiscal year 2004. Domestic sales of Ester-C® grew by 49% in the three months ended January 31, 2004 over the same period in the prior year. Sales of Ester-C® during the quarter were driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. In 2003 we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils. We continue to sell through our small inventory of saw palmetto powder in the normal course of business in fiscal year 2004.

     Cost of products sold as a percentage of net revenues for the Nutraceuticals Business Unit increased to 40.0% for the three months ended January 31, 2004 compared to 35.9% for the three months ended January 31, 2003. This increase was caused primarily by a $1.5 million increase in Ester-C® cost of goods due to higher costs of ascorbic acid.

     Ascorbic acid is the principal raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we believe that our costs will be at more historical averages and less variable through the balance of fiscal year 2004, although no assurances can be provided in this regard. We have obtained a stable supply of ascorbic acid in sufficient quantities and at prices equivalent to historical averages that assures cost predictability through the end of fiscal year 2004. These supply arrangements extend into fiscal year 2005 and will meet a portion of our anticipated ascorbic acid needs for fiscal year 2005. We continue to actively pursue lower cost extended supply arrangements at similar lower prices for our remaining expected needs. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

Pharmaceuticals Business Unit

     Net revenues for the Pharmaceuticals Business Unit for the three months ended January 31, 2004 increased 2.8% to $5.0 million compared to $4.9 million for the three months ended January 31, 2003. Net revenues of the Zilactin® line of products were $1.9 million for the three months ended January 31, 2004, an increase of 0.6% from the same three months in 2003. Net revenues of the Peridex® product were $1.5 million for the three months ended January 31, 2004, a decrease of 16.6%

from the three months ended January 31, 2003. The decline from the prior year was primarily due to a shift in timing of orders from a significant customer for Peridex®. Additionally, sales to U.S. wholesalers were lower in the current year period because wholesalers bought ahead of the March 2003 price increase and did not repeat such purchase volumes in the three months ended January 31, 2004. Sales for IST (net of intercompany sales) were $1.7 million, compared to $1.2 million last year, as we increased production to match the needs of our major customer, Matrixx Initiatives, Inc. (“Matrixx”), a US-based healthcare company. However, we will likely lose this customer in March 2004 when our current contract expires. IST expects to replace only a small percentage of this business in the balance of fiscal year 2004.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment decreased to 43.1% during the three months ended January 31, 2004 from 46.4% for the three months ended January 31, 2003, primarily due to the lower cost of product as a percentage of net revenues at IST and for Zilactin®-L. The lower cost of product at IST resulted from a March 2003 price increase for products made for Matrixx and to a lesser extent from improvement in manufacturing efficiencies due to the full utilization of new machinery installed in fiscal year 2003. The decreased cost of product for Zilactin®-L was due primarily to lower equipment validation costs in the three months ended January 31, 2004. In the prior year period, higher validation costs resulted from a change in product suppliers.

Biotechnology Business Unit

     Revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal during the three months ended January 31, 2004 and 2003, as we deemphasized international sales efforts in favor of focusing on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology segment were $1.3 million for the three months ended January 31, 2004, a 24.0% increase over the $1.1 million for the three months ended January 31, 2003. This was driven by an increase of approximately $204,000, or 32.1%, in the phase III clinical trial expenses related to the OraTest® product.

Comparison of the six months ended January 31, 2004 with the six months ended January 31, 2003

Total Company

     Net revenues increased 13.0% to $25.7 million for the six months ended January 31, 2004, compared to revenues of $22.7 million for the six months ended January 31, 2003. The increase is due to a 14.8% sales increase in the Nutraceuticals Business Unit and a 10.4% sales increase in the Pharmaceuticals Business Unit. When the sales of the discontinued Saw Palmetto oil product line are removed from the prior year, net revenues increased 26.7% at the Nutraceuticals Business Unit and 19.7% for the total company. Increased spending in advertising and promotional programs contributed to the sales increases.

     Cost of products sold as a percentage of net revenues increased to 41.6% from 40.4% for the six months ended January 31, 2004. This increase was due primarily to substantially higher costs for the ascorbic acid, the principal raw material used by the Nutraceuticals Business Unit in its Ester-C® products, and increased product costs related to promotional activities and increased manufacturing costs in the Pharmaceuticals Business Unit that were partially offset by improvements in production efficiencies at IST.

     Marketing and selling expenses as a percentage of net revenues increased to 27.7% from 24.6% for the six months ended January 31, 2004. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®, and increased marketing support for certain Pharmaceuticals Business Unit products.

     General and administrative expenses were $7.0 million, or 27.3% of net revenues, for the six months ended January 31, 2004, compared to $6.4 million, or 28.0% of net revenue, for the six months ended January 31, 2003. Legal fees of $832,000, associated with the Beutlich and Trylon settlements, were the primary cause of the increase over the previous year.

     Severance and related charges of $154,000 in connection with employee terminations, recruiting fees and relocation expenses were incurred in the six months ended January 31, 2004, compared to $1,059,000 incurred in the six months ended January 31, 2003. Higher severance and related charges were incurred in the prior year period due primarily to the significant changes in Company management, focus and the resulting organization.

     Research and development expenses increased $601,000, or 38.0%, to $2.2 million for the six months ended January 31, 2004 from $1.6 million incurred in the six months ended January 31, 2003. The increase is due primarily to an increase in the OraTest® phase III clinical trial expenses of $767,000, or 64.0%, offset by a reduction in expenditures in the Pharmaceuticals Business Unit.

     Depreciation and amortization expenses increased $177,000, or 14.6%, to $1,389,000 for the six months ended January 31, 2004 from $1,213,000 for the six months ended January 31, 2003. The increase was attributable primarily to a change in the amortization period for certain patents. While we made capital expenditures for production equipment in the Nutraceuticals Business Unit during the six months end January 31, 2004, we did not incur depreciation expense because we have not placed the new production equipment in service. We anticipate an increase in depreciation expense as we place these assets in service over the balance of our fiscal year.

Nutraceuticals Business Unit

     Net revenues for the Nutraceuticals Business Unit for the six months ended January 31, 2004 increased 14.8% to $15.6 million compared to $13.6 million for the six months ended January 31, 2003. This growth was driven by a 27% increase in Ester-C® sales for the six months ended January 31, 2004 over the six months ended January 31, 2003, partially offset by the absence of saw palmetto oil products revenue in fiscal 2004 as we have exited that business. Domestic sales of Ester-C® grew by 30% in the six months ended January 31, 2004 over the same period in the prior year. Sales of Ester-C® were driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. In 2003 we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils. We continue to sell through our small inventory of saw palmetto powder in the normal course of business.

     Cost of products sold as a percentage of net revenues for the Nutraceuticals Business Unit increased to 40.4% for the six months ended January 31, 2004 compared to 34.6% for the six months ended January 31, 2003. This increase was caused primarily by a $2.7 million increase in Ester-C® cost of goods due to higher costs of ascorbic acid.

     Ascorbic acid is the principal raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we believe that our costs will be closer to historical levels and less variable through the balance of fiscal year 2004, although no assurances can be provided in this regard. We have obtained a stable supply of ascorbic acid in sufficient quantity and at prices equivalent to historical averages that assures cost predictability through the end of fiscal year 2004. These supply arrangements extend into fiscal year 2005 and meet a portion of our anticipated ascorbic acid needs for fiscal year 2005. We continue to actively pursue lower cost extended supply arrangements at similar lower prices for our remaining needs. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

Pharmaceuticals Business Unit

     Net revenues for the Pharmaceuticals Business Unit for the six months ended January 31, 2004 increased 10.4% to $10.1 million compared to $9.1 million for the six months ended January 31, 2003. Net revenues of the Zilactin® line of products were $3.9 million for the six months ended January 31, 2004, an increase of 2.6% from the same six months in 2003. Net revenues of the Peridex® product were $2.9 million for the six months ended January 31, 2004, a decrease of 10.3% for the six months ended January 31, 2003, driven by U.S. wholesalers who bought ahead of the March 2003 price increase in the prior year period. Sales for IST (net of intercompany sales) were $3.3 million, a 57.4% increase compared to the six months ended January 31, 2003, as we increased production to match the needs of our major customer, Matrixx Initiatives, Inc. (“Matrixx”), a US-based healthcare company. However, we will likely lose this customer in March 2004 when our current contract expires. IST expects to replace only a small percentage of this business in the balance of fiscal year 2004.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals segment decreased to 42.6% during the six months ended January 31, 2004 from 45.6% for the six months ended January 31, 2003, primarily due to the lower cost of product at IST. The lower cost of product at IST resulted from a March 2003 price increase for products made for Matrixx and to a lesser extent from improvement in manufacturing efficiencies due to the full utilization of new machinery installed in fiscal year 2003. The IST improvement was partially offset by an increase in Zilactin® product costs for the six months ended January 31, 2004. The increased cost of product was due primarily to the higher cost of promotional events, along with increased production costs of Zilactin®-L during the first quarter of this fiscal year.

Biotechnology Business Unit

     Revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal during the six months ended January 31, 2004 and 2003, as we deemphasized international sales efforts in favor of focusing on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology segment were $2.9 million for the six months ended January 31, 2004, a 43.1 % increase over the $2.0 million for the six months ended January 31, 2003. This was driven by an increase of approximately $767,000, or 64.0%, in the phase III clinical trial expenses related to the OraTest® product.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2004, our primary sources of liquidity included cash and cash equivalents of $12.5 million and the line of credit discussed below. Net working capital decreased to $21.3 million at January 31, 2004 from $22.0 million at July 31, 2003, while the current ratio increased to 3.2 at January 31, 2004 from 2.9 at July 31, 2003. This decrease in net working capital is due to the funding of the operating loss and the capital expenditures for property and equipment and intangibles, offset by the proceeds from the sale leaseback of our corporate headquarters facility.

     Net cash used in operating activities was $4.8 million during the six months ended January 31, 2004 and was attributable to the net loss of $2.5 million, offset by non-cash items of $919,000 for depreciation and amortization and the gain on asset sale. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $1.8 million related to increased sales; (ii) a decrease in inventory of $879,000 as we attempt to better balance our production capacity with customer orders; and (iii) a decrease in accounts payable and accrued expenses of $2.1 million, primarily in the Nutraceuticals and Pharmaceuticals Business Units, to be more in line with industry standards.

     Net cash provided by investing activities was $947,000, attributable to the sale of our corporate headquarters, offset primarily by funds used for equipment purchases at Zila Nutraceuticals and patent filings for Zila Nutraceuticals and the OraTest® product.

     Net cash provided by financing activities during the six months ended January 31, 2004 was $206,000, arising primarily from the proceeds from the issuances of common stock under our stock options and employee stock purchase plans.

     We believe that our current cash balances, cash generated from our operations, our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical trial, the launch of Ester-E™, and anticipated capital expenditures through the next 12 months.

     Bank Financing

     On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent. The amount of funds available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory and was $9.0 million as of January 31, 2004. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. We and all of our direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. The Congress Agreement expires August 17, 2004. There were no borrowings outstanding under this line of credit as of January 31, 2004.

     Under the Congress Agreement, we are required to maintain adjusted tangible net worth (as defined) of $12 million. At January 31, 2004, our adjusted tangible net worth, as defined, was $28.5 million compared to the required amount of $12.0 million. If we continue to incur additional operating losses, reduce the value of our tangible assets, or incur additional debt, we may become out of compliance with the covenant.

     On February 6, 2004, we entered into a Credit and Security Agreement with Wells Fargo Business Credit (“WFBC”) that will provide a $10 million revolving line of credit. We will not be able to borrow under this agreement until the expiration of the Congress Agreement and the perfection of certain security interests by WFBC. This credit facility will bear interest equal to the prime rate compared to prime plus 3/4% under the Congress Agreement. Funds available under the line of credit will be based upon a percentage of the value of eligible receivables and inventory. Under this agreement, financial covenants will require maintenance of minimum net worth and limitations on the amount of capital expenditures.

     PharmaBio Investment

     On December 18, 2002, we entered into an Investment Agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp. whereby PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States (the “Royalty”). The aggregate amount of the Royalty cannot exceed $1.25 million. This investment was recorded as long-term debt.

     Long-Term Debt Financing

     In April 1999, Zila Nutraceuticals, through Oxycal, entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Zila Nutraceuticals for the construction of a new manufacturing and laboratory facility. As of January 31, 2004, the Bonds outstanding consisted of $3.4 million Series A bonds, which bear a variable interest rate that was 1.3% at January 31, 2004. The Bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We guaranteed the letter of credit. The letter of credit expired on March 15, 2004, and the Bond Trustee was notified by February 1, 2004 that a replacement letter of credit was obtained with Wells Fargo Business Credit (“WFBC”). We guaranteed the replacement letter of credit.

     Restricted Cash

     As described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, under the terms of the Reimbursement Agreement between Zila Nutraceuticals and WFBC for the replacement letter of credit, on February 6, 2004 we placed $513,000 in a restricted cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount defined in the Reimbursement Agreement.

     Stock Repurchases

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the six months ended January 31, 2003, we repurchased 30,100 shares of our common stock for $36,253. No shares were repurchased during the six months ended January 31, 2004. As of January 31, 2004, we had repurchased 225,100 shares of common stock at an aggregate cost of $571,000 and we have temporarily suspended the repurchase program.

     Preferred Stock Financing

     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the six months ended January 31, 2004, we paid dividends of $19,500 and have accumulated accrued dividends of $19,500 as of January 31, 2004.

     Future Contractual Obligations

     The table below summarizes our future cash contractual obligations:

	Long-	Short-Term	Operating	Capital Lease	Purchase
	Term Debt	Debt	Leases	Obligations	Obligations	Total
Remaining 2004	$250,342	$267,488	$284,054	$14,560	$3,486,821	$4,303,265
2005 & 2006	923,513		716,766	73,586		1,713,865
2007 & 2008	851,568		451,507	73,586		1,376,661
Thereafter	1,948,850		88,620	36,793		2,074,263

Total	$3,974,273	$267,488	$1,540,947	$198,525	$3,486,821	$9,468,054

     Purchase obligations include commitments for advertising.

     OraTest®

     In December 2002, we transitioned the OraTest® clinical program to Quintiles. This was the result of an extensive review of several proposals received from some of the largest, highest quality and most prominent contract research organizations with worldwide capabilities. Quintiles completed the transition successfully without compromising the study data. Factors that will affect the cost and timing of completion of the clinical program include but are not limited to: (i) patient enrollment rates, (ii) tumor formation rate within the study population, (iii) compliance with the study protocol and related monitoring, (iv) level of funding throughout the study, and (v) protocol modifications and clinical program modifications.

     At January 31, 2004, we had approximately $362,000 of ZTC™, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this active ingredient through sales in the U.S., if we obtain final approval for the OraTest® products from the FDA, and through sales in Europe and Asia prior to the date we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing has indicated that the drug substance is stable and we expect to be able to extend the expiration dates of the entire drug substance inventory through the date we expect sales in the United States. However, no assurance can be given in this regard. In addition, should FDA approval not be granted or be significantly delayed, it may not be possible for us to recover the value of this drug substance.

     ViziLite®

     On October 15, 2003, we completed a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     We had $329,000 of ViziLite® product in inventory and approximately $2.1 million of associated intangible assets as of January 31, 2004. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of fiscal 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

     Ester-E™

     On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (“Vital Health”) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued, while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. We anticipate that the Ester-E™ product will be launched in the third and/or fourth quarters of fiscal year 2004. Under the agreement, we are required to make royalty payments based on certain levels of sale volume. We are also required to pay certain upfront fees upon the completion of certain market launch milestones, as defined in the agreement, and minimum annual royalty fees on sales. We believe that our current cash position and operating cash flow are sufficient to fund the Ester-E™ product launch.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk primarily from interest rates.

     We have a revolving line of credit with Congress Financial Corporation with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at January 31, 2004). At January 31, 2004, we had no borrowings outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by Bank One Capital Markets and fluctuate based on market conditions and our rate was 1.3% at January 31, 2004. Effective March 15, 2004, under the new replacement letter of credit with Wells Fargo Business Credit, the variable interest rate will be set by Wells Fargo Bank, N.A. A 10% proportional increase in the average interest rate on the bonds would not be expected to have a material effect.

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

(b) Internal Controls over Financial Reporting

     As more fully described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, during our annual audit, weaknesses were found our in general computer controls at our corporate headquarters and at Zila Nutraceuticals. For the period covered by this Report, we continue efforts under our strategic plan to improve general computer controls.

     Except as noted above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

     On October 15, 2003, we completed a mediated settlement with Trylon of various issues. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously issued restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite® product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payment ends.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we furthermore requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court has since not ruled on our request for reimbursement of overpaid royalties. We intend to request the Court to rule on our claim for reimbursement and prepare for trial on the remaining breach of contract issue.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Not Applicable.

Item 3. Defaults upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of stockholders in Phoenix, Arizona on December 4, 2003. A total of 40,962,742 shares of common stock, or 89% of the outstanding shares, were represented in person or by proxy.

(b)	The following seven directors were each elected to a term expiring at the next annual meeting:

	Number of Shares
Name	For	Withheld
Douglas D. Burkett	40,586,244	376,498
Christopher D. Johnson	40,552,936	409,806
Michael S. Lesser	39,860,251	1,102,491
Kevin J. Tourek	40,531,231	431,511
S. Timothy Rose, D.D.S.	40,602,456	360,286
John Edward Porter	40,587,719	375,023
Morris C. Aaron	40,574,856	387,886

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Credit and Security Agreement between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., Oxycal Laboratories, Incorporated, and Wells Fargo Business Credit, Inc., date as of February 6, 2004.

99.2	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 – The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004

99.3	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003

99.4	Purchase Agreement between Zila, Inc. and Gary and Janet Hedge, dated as of November 7, 2003

99.5	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004

     (b) Reports on Form 8-K

          On February 3, 2004, we filed a Current Report on Form 8-K containing information pursuant to Item 7 (“Financial Statements and Exhibits), dated February 3, 2004, announcing that we issued a press released related to our sale and leaseback of our headquarters facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2004	By:/s/Douglas D. Burkett, Ph.D.

Douglas D. Burkett, Ph.D.
President, Chairman of the Board
(Principal Executive Officer)

By:/s/Andrew A. Stevens

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	Credit and Security Agreement between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., Oxycal Laboratories, Incorporated, and Wells Fargo Business Credit, Inc., date as of February 6, 2004.

99.2	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 – The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004

99.3	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003

99.4	Purchase Agreement between Zila, Inc. and Gary and Janet Hedge, dated as of November 7, 2003

99.5	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004