Form 10-Q
period 2004-04-30
ZILA INC
filed 2004-06-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   April 30, 2004 or

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

     At May 31, 2004, the number of shares of common stock outstanding was 45,644,052

TABLE OF CONTENTS UPDATE

Page
Part I FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Condensed consolidated balance sheets as of April 30, 2004 and July 31, 2003	3
Condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2004 and 2003	4
Condensed consolidated statements of cash flows for the nine months ended April 30, 2004 and 2003	5
Notes to condensed consolidated financial statements	6
Item 2. Management’s discussion and analysis of financial condition and results of operations	16
Item 3. Quantitative and qualitative disclosures about market risk	28
Item 4. Controls and procedures	29
Part II. OTHER INFORMATION
Item 1. Legal proceedings	29
Item 2. Changes in securities and use of proceeds	30
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	31
Ex – 31.1
Ex – 31.2
Ex – 32.1
Ex – 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2004	July 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,838,573	$16,160,484
Restricted cash collateral	516,809	—
Trade receivables - net	8,219,980	6,754,771
Inventories - net	6,545,916	7,847,604
Prepaid expenses and other current assets	3,613,426	1,643,285
Assets held for sale	2,071,465	2,920,345

Total current assets	32,806,169	35,326,489

Property, plant and equipment - net	7,795,462	8,162,793
Purchased technology rights - net	3,629,957	3,988,964
Goodwill - net	6,930,192	6,930,192
Trademarks and other intangible assets - net	13,385,938	13,317,747
Other assets	174,840	1,294,131

Total assets	$64,722,558	$69,020,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,104,095	$6,868,037
Accrued liabilities	3,932,650	3,269,335
Short-term borrowings	134,329	154,793
Current portion of deferred gain on sale leaseback	152,976	—
Current portion of long-term debt and capital lease obligation	335,197	487,449
Liabilities related to assets held for sale	456,600	764,449

Total current liabilities	10,115,847	11,544,063
Deferred gain on sale leaseback	572,831	—
Long-term debt and capital lease obligations	3,722,392	3,728,126

Total liabilities	14,411,070	15,272,189

Commitments and contingencies
Shareholders’ equity:
Preferred stock - Series B, $.001 par value - authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,644,052 (April 30, 2004) and 45,439,893 (July 31, 2003 )	46,019	45,815
Capital in excess of par value	83,801,608	83,115,158
Accumulated other comprehensive loss	(73,258)	(75,644)
Accumulated deficit	(33,354,008)	(29,228,329)
Common stock in treasury, at cost, 225,100 shares (April 30, 2004) and 225,100 shares (July 31, 2003)	(571,373)	(571,373)

Total shareholders’ equity	50,311,488	53,748,127

Total liabilities and shareholders’ equity	$64,722,558	$69,020,316

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Net revenues	$12,650,241	$12,424,552	$38,306,675	$35,136,507

Operating costs and expenses:
Cost of products sold	4,794,450	5,132,406	15,465,839	14,301,338
Marketing and selling	3,545,615	2,829,894	10,651,609	8,410,356
General and administrative	2,892,957	3,176,077	9,908,324	9,544,111
Severance and related charges	142,522	251,309	296,723	1,310,305
Research and development	1,994,229	940,507	4,175,916	2,521,569
Depreciation and amortization	711,802	615,704	2,101,224	1,828,559

	14,081,575	12,945,897	42,599,635	37,916,238

Loss from Operations	(1,431,334)	(521,345)	(4,292,960)	(2,779,731)

Other income (expense)
Gain on asset sale	—	—	470,462	—
Interest income	24,835	964	76,921	13,399
Interest expense	(95,796)	(98,745)	(241,727)	(262,911)
Other expense	(64,644)	(19,729)	(109,125)	(94,865)

	(135,605)	(117,510)	196,531	(344,377)

Loss before accounting change	(1,566,939)	(638,855)	(4,096,429)	(3,124,108)
Cumulative effect of accounting change	—	—	—	(4,084,193)

Net loss	(1,566,939)	(638,855)	(4,096,429)	(7,208,301)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(1,576,689)	$(648,605)	$(4,125,679)	$(7,237,551)

Basic and diluted net loss per common share:
Loss before accounting change	$(0.03)	$(0.01)	$(0.09)	$(0.07)
Accounting change	—	—	—	(0.09)

Net Loss	$(0.03)	$(0.01)	$(0.09)	$(0.16)

Weighted average number of shares outstanding
Basic and diluted	45,373,409	45,133,295	45,296,744	45,104,341

Net loss	$(1,566,939)	$(638,855)	$(4,096,429)	$(7,208,301)
Foreign currency translation adjustments	7,456	(1,085)	2,386	4,557

Comprehensive loss	$(1,559,483)	$(639,940)	$(4,094,043)	$(7,203,744)

See notes to unaudited condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended April 30,
	2004	2003
Operating activities:
Net loss	$(4,096,429)	$(7,208,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,101,224	1,828,559
Gain on asset sale	(470,462)	—
Other	—	(85,551)
Noncash research and development expense	216,563	—
Warrants issued for services	—	70,568
Change in accounting method	—	4,084,193
Change in assets and liabilities:
Receivables - net	(1,465,209)	(3,693,417)
Inventories - net	1,301,688	2,187,015
Prepaid expenses and other assets	(354,138)	(1,905,850)
Accounts payable and accrued liabilities	(1,384,262)	2,563,104

Net cash used in operating activities	(4,151,025)	(2,159,680)

Investing activities
Proceeds from sale leaseback transaction	1,721,876	—
Additions to property and equipment, net	(721,750)	(662,579)
Additions to intangible assets	(693,157)	(191,627)

Net cash provided by (used in) investing activities	306,969	(854,206)

Financing activities:
Net proceeds (repayments) from short-term borrowings	(20,464)	3,006,441
Net proceeds from issuance of common stock	442,063	63,784
Acquisition of treasury stock	—	(36,253)
Dividends paid to preferred shareholders	(19,500)	(29,250)
Restricted cash deposited to collaterize letter of credit	(516,809)	—
Proceeds from long-term debt	—	248,540
Repayment of long-term debt	(363,145)	—

Net cash (used in) provided by financing activities	(477,855)	3,253,262

(Decrease) increase in cash and cash equivalents	(4,321,911)	239,376
Cash and cash equivalents, beginning of period	16,160,484	1,604,205

Cash and cash equivalents, end of period	$11,838,573	$1,843,581

Cash paid during the period for:
Cash paid for interest	$117,773	$139,558
Cash paid for income taxes	$192,000	$192
Non-cash financing activities:
Capital lease obligation for new equipment	$205,159	$—
Liability satisfied through the issue of warrants	$28,028	$—

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

     Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C sold in 43 countries worldwide and commenced its first commercial shipments of Ester-E™, an enhanced form of vitamin E, in May 2004. Zila Nutraceuticals includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc. (“Nutraceuticals”), also an Arizona corporation.

     Zila Pharmaceuticals includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, Peridex® prescription mouth rinse, the Zilactin® family of over-the-counter products (“OTC”), and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (“IST”) - see Note 5.

     Zila Biotechnology is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride (“ZTC™”) and OraTest® technologies and managing the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”), which did business under the name Zila Dental Supply (“ZDS”), Zila Technical, Inc., Zila Technologies, Inc., Zila Swab Technologies, Inc. (“ZST”) dba Innovative Swab Technologies (“IST”) (See Note 5) and Oxycal Laboratories, Inc. (“Oxycal”). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation. We reclassified certain prior period amounts to conform to the current period presentation.

     Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders as reported	$(1,576,689)	$(648,605)	$(4,125,679)	$(7,237,551)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	158,257	35,170	762,769	323,289

Pro forma net loss attributable to common shareholders	$(1,734,946)	$(683,775)	$(4,888,448)	$(7,560,840)
Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.03)	$(0.01)	$(0.09)	$(0.16)
Pro forma	$(0.04)	$(0.02)	$(0.11)	$(0.17)

     The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free interest rates of 3.39% and 2.93%, respectively; expected volatility of 64% and 90%, respectively; expected terms of 5.7 years and 5.2 years, respectively; and dividend yield of 0% for both quarters.

     Warrants issued for services are valued on the measurement date and expensed when the warrant holder’s performance is complete. The measurement date is generally the earlier of the date at which a commitment for performance by the warrant holder to earn the warrant is reached or the date at which the warrant holder’s performance is complete.

3. NET LOSS PER COMMON SHARE

     Since a loss from continuing operations was incurred for the three and nine month periods ended April 30, 2004 and 2003, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month and nine month periods ended April 30, 2004 were 848,070 and 817,883, respectively, and for the three and nine month periods ended April 30, 2003 were 69,528 and 77,121, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised. The increase in the number of potentially dilutive shares in the three and nine month periods ended April 30, 2004, over the prior year periods results primarily from the increase in the current market price of our common stock in comparison to the exercise price of our outstanding stock options, warrants and convertible preferred stock.

4. INVENTORIES

     Inventories consist of the following:

	April 30,	July 31,
	2004	2003
Finished goods	$2,292,661	$2,200,814
Work in process	385,394	501,389
Raw materials	4,046,108	5,499,945
Inventory reserves	(178,247)	(354,544)

	$6,545,916	$7,847,604

5. ASSETS HELD FOR SALE

     In March 2004, our Board of Directors authorized the divestiture of the net assets of IST, our plastic molded products manufacturing subsidiary, in order to focus on our core business operations. IST is included in our Pharmaceuticals Business Unit. As of April, 30, 2004, we reclassified all of the assets and related liabilities to “assets held for sale” and “liabilities related to assets held for sale,” respectively. We anticipate that the sale of IST’s net assets will be completed within the next twelve months and believe that the fair value less costs to sell of these net assets will be equal to or above their carrying values. However, the estimate of fair value less costs to sell may be revised in future periods based on negotiations for the sale of these net assets. In April 2004, we ceased depreciation and amortization of IST’s assets. After the sale of IST, we anticipate that IST will continue to produce plastic molded products for us and, therefore, the divestiture has not been presented as a discontinued operation.

     Summarized balance sheet information for IST is set forth below:

	April 30,	July 31,
	2004	2003
Current assets	$553,847	$1,154,007
Property, plant and equipment, net	1,241,733	1,318,514
Patents, net	268,275	402,275
Other	7,610	45,549

Total assets held for sale	$2,071,465	$2,920,345

Current liabilities	456,600	764,449

Total liabilities related to assets held for sale	$456,600	$764,449

     IST has future minimum lease payments of $284,000 due under a non-cancelable operating lease.

6. INTANGIBLE ASSETS

     As of August 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized but instead be subject to annual impairment testing using a fair value methodology. We elected to test annually for goodwill impairment in our third quarter ended April 30. Goodwill of a reporting unit will also be tested for impairment between annuals tests if a triggering event occurs, as defined by SFAS No. 142, which could potentially reduce the fair value of the reporting unit below its carrying value.

     We stopped amortizing goodwill effective August 1, 2002. We also determined that purchased technology rights, patents and trademarks and other intangible assets had finite lives and, therefore, no transitional impairment test was required.

     Under the impairment testing required by SFAS No. 142, we determined that impairment existed in the reporting units within the Pharmaceuticals Business Unit as of August 1, 2002, and a non-cash charge of $4.1 million was recorded. The fair value of the reporting units was estimated using the expected present value of future cash flows.

     We completed our fiscal year 2004 goodwill impairment test of our identified reporting units as of April 30, 2004, and determined that there has been no additional goodwill impairment.

     Intangible assets with finite lives will continue to be amortized over their respective useful lives and will be tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

     A summary of intangible assets is presented below:

	April 30, 2004			July 31,2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$7,419,473	$3,789,516	$3,629,957	$7,419,473	$3,430,509	$3,988,964

Trademarks and other intangible assets:
Trademarks	11,622,158	3,003,960	8,618,198	11,574,237	2,652,207	8,922,030
Patents	2,962,656	755,283	2,207,373	2,621,843	710,541	1,911,302
Licensing costs	2,984,032	692,274	2,291,758	2,709,144	488,084	2,221,060
Other	553,919	285,310	268,609	536,180	272,825	263,355

Total trademarks and other intangible assets	18,122,765	4,736,827	13,385,938	17,441,404	4,123,657	13,317,747

Total amortizable intangible assets	25,542,238	8,526,343	17,015,895	24,860,877	7,554,166	17,306,711

Unamortizable intangible asset:
Goodwill	12,400,716	5,470,524	6,930,192	12,400,716	5,470,524	6,930,192

Total intangible assets	$37,942,954	$13,996,867	$23,946,087	$37,261,593	$13,024,690	$24,236,903

     Intangible asset amortization expense for the three months and nine months ended April 30, 2004 was $348,000 and $1,140,000, respectively. For fiscal years 2004 through 2008, the amortization of intangibles is estimated to be $1.4 million each year.

     The net carrying amounts of goodwill by segment at April 30, 2004 and July 31, 2003 follow:

Zila Nutraceuticals	$2,896,926
Zila Pharmaceuticals	4,033,266

Total	$6,930,192

7. SHORT-TERM BORROWINGS, LONG-TERM DEBT AND LEASE OBLIGATIONS

     At April 30, 2004, we had (i) short-term notes payable of $133,000 at 5.6% for installments due on various insurance policies and (ii) a short-term equipment loan of $1,000.

               On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent or 4.75 percent at April 30, 2004. The amount of funding available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory which were $8.5 million as of April 30, 2004. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. We and all of our direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. Under the Congress Agreement, we are required to maintain adjusted tangible net worth, as defined, of $12 million. At April 30, 2004, our adjusted tangible net worth, as defined, was $27.2 million. The Congress Agreement expires August 17, 2004. There were no borrowings outstanding under this line of credit as of April 30, 2004.

     On February 6, 2004, we entered into a Credit and Security Agreement with Wells Fargo Business Credit (“WFBC”) that will provide a $10 million revolving line of credit. We will not be able to borrow under this agreement until the expiration of the Congress Agreement on August 17, 2004, and the perfection of certain security interests by WFBC. This credit facility will bear interest equal to the prime rate. Funds available under the line of credit will be based upon a percentage of the value of eligible receivables and inventory. Under this agreement, financial covenants will require maintenance of minimum net worth levels and limitations on the amount of capital expenditures.

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

     In April 1999, Zila Nutraceuticals, through Oxycal, entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Zila Nutraceuticals for the construction of a new manufacturing and laboratory facility. As of April 30, 2004, the Bonds outstanding consisted of $3.3 million Series A bonds, which bear a variable interest rate that was 1.3% at April 30, 2004. The Bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We guaranteed the letter of credit. The previous letter of credit expired on March 15, 2004, and we obtained a replacement letter of credit through Wells Fargo Business Credit, Inc. that expires on March 15, 2009. We guaranteed the replacement letter of credit.

     Under the terms of the Reimbursement Agreement between Zila Nutraceuticals and WFBC for the replacement letter of credit, on February 6, 2004 we placed $517,000 in a cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount defined in the Reimbursement Agreement.

     During the nine months ended April 30, 2004, we entered into capital lease arrangements for equipment of $205,000 with terms from three to five years. Total capital lease obligations at April 30, 2004 were $187,000.

     As described in Note 11, in January 2004, we executed the sale and a five-year operating leaseback of our headquarters facility. The initial monthly payment is $14,000 and the payment will increase 2% annually over the five-year term of the lease. We remain responsible for real property taxes, insurance and maintenance.

     Our future minimum lease payments under non-cancelable operating leases are as follows:

Remaining 2004	$238,092
2005	435,085
2006	212,606
2007	172,056
2008	175,500
2009	88,620

Total	$1,321,959

8. SEVERANCE AND RELATED CHARGES

     We incurred severance and other costs related to employee terminations, recruiting fees and relocation expenses of $143,000 and $297,000, respectively, during the three months and nine months ended April 30, 2004, and $251,000 and $1,310,000, respectively, during the three months and nine months ended April 30, 2003.

9. INCOME TAXES

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. In the nine months ended April 30, 2004 and April 30, 2003, we recorded a tax benefit based on the effective tax rate and generally offset the tax benefit with an increase in the deferred tax asset valuation reserve.

     At April 30, 2004, we recorded total net deferred tax assets of approximately $6.3 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history. We believe that the valuation allowance reduces deferred tax assets to the amount representing our best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     At April 30, 2004, the Company had income tax net operating loss carry forwards of approximately $11.1 million that expire in fiscal years 2009 through 2024.

10. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: (i) the Nutraceuticals Business Unit, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.; (ii) the Pharmaceuticals Business Unit, which includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, Peridex® prescription mouth rinse, the Zilactin® family of over-the-counter products, and the plastic molded products of IST; and (iii) the Biotechnology Business Unit, the research, development and licensing business specializing in pre-cancer/cancer detection through its patented ZTC® and OraTest® technologies and managing the OraTest® product, an oral cancer diagnostic system currently in FDA phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     As further described in Note 5, in March 2004, our Board of Directors authorized the divestiture of the net assets of IST, our plastic molded products manufacturing subsidiary, in order to focus on our core business operations. As of April, 30, 2004, we reclassified all of the assets and their related liabilities to “assets held for sale” and “liabilities related to assets held for sale,” respectively, and ceased depreciation and amortization in April 2004.

     The table below presents information about reported segments for the three months ended April 30, 2004 and 2003 (in thousands):

			Segments			Reconciling
						Item
	Nutraceuticals		Pharmaceuticals	Biotechnology		Corporate		Total
Net revenues:
2004	$8,471	(a)	$4,179	$—		$—		$12,650
2003	8,137	(a)	4,281	7		—		12,425
Income (loss) before accounting change:
2004	1,756		93	(2,270	)(c)	(1,146	)(b)	(1,567)
2003	2,082		253	(1,463)		(1,511	)(b)	(639)
Depreciation and amortization:
2004	264		266	162		20		712
2003	257		153	176		30		616

(a)	Includes approximately $8,000 and $561,000 of net revenues in the three months ended April 30, 2004 and 2003, respectively, for saw palmetto products that were discontinued in fiscal 2003.

(b)	Includes approximately $143,000 and $251,000 of severance and related costs in the three months ended April 30, 2004 and 2003, respectively.

(c)	Includes a non-cash charge of $217,000 related to the release of restrictions on certain shares of stock issued in connection with the acquisition of the ViziLite® technology.

     The table below presents information about reported segments for the nine months ended April 30, 2004 and 2003 and segment total assets as of April 30, 2004 and July 31, 2003 (in thousands):

						Reconciling
	Segments					Item
	Nutraceuticals		Pharmaceuticals	Biotechnology		Corporate		Total
Net revenues:
2004	$24,073	(d)	$14,232	$2		$—		$38,307
2003	21,733	(d)	13,387	17		—		35,137
Income (loss) before accounting change:
2004	4,197		285	(5,212	)(f)	(3,366	)(e)	(4,096)
2003	5,211		837	(3,782)		(5,390	)(e)	(3,124)
Depreciation and amortization:
2004	780		733	511		77		2,101
2003	776		425	537		91		1,829
Total assets as of:
April 30, 2004	31,386		12,980	16,853		3,504		64,723
July 31, 2003	29,290		14,473	7,983		17,274		69,020

(d)	Includes approximately $45,000 and $1,876,000 of net revenues in the nine months ended April 30, 2004, and 2003, respectively, for saw palmetto products that were discontinued in fiscal 2003.

(e)	Includes approximately $297,000 and $1,310,000 of severance and related costs in the nine months ended April 30, 2004 and 2003, respectively.

(f)	Includes a non-cash charge of $217,000 related to the release of restrictions on certain shares of stock issued in connection with the acquisition of the ViziLite® technology.

11. SALE AND LEASEBACK OF CORPORATE HEADQUARTERS

     As part of our strategy to employ financial assets in core business competencies, on January 30, 2004, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.8 million in cash. We realized a gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease.

12. COMMITMENTS AND CONTINGENCIES

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

     OraTest® Product

     At April 30, 2004, we had approximately $362,000 of ZTC™ drug substance, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this drug substance during the next twelve months (1) through its consumption during the conduct of the clinical trials, toxicology studies and validation testing of our manufacturing process and (2) through sales in Europe and Asia prior to the date that we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance in the event that our plans are delayed. However, no assurance can be given in this regard.

     ViziLite®

     On October 15, 2003, we completed a settlement agreement that was the result of a mediated settlement with Trylon. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite™ product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payments end.

     On March 26, 2004, we entered into a modification of the settlement agreement with Trylon. The modification agreement addressed the timing for the removal of contractual restrictions and escrow restrictions on 1,250,000 shares of common stock issued in connection with the acquisition of the ViziLite® product from Trylon in December, 2001. The shares covered by the modification agreement include the shares discussed above that were previously covered in the October 15, 2003 settlement agreement. Upon execution of the modification, we removed the contractual restrictions on 312,500 of the 1,250,000 shares in recognition of the achievement of a milestone. As a result of this release of the restrictions, we recorded a non-cash charge of approximately $217,000, reflecting the estimated difference in the fair market value of these shares with and without the restrictions. If Trylon meets all of the timing requirements set forth in the modification agreement with respect to achievement of another product development milestone, we have agreed to release the contractual restrictions on the remaining shares and to allow delivery to Trylon of 375,000 shares being held in escrow. If Trylon fails to meet certain timing requirements, then contractual restrictions may remain in place on some of the remaining shares and/or the shares in escrow may be forfeited by Trylon. We may be required to record additional charges in the fourth quarter of fiscal 2004 and in later periods through 2011 in connection with the achievement of product development milestones, and completion of certain holding periods. Issuance of the 375,000 shares being held in escrow, should it occur, would result in a charge equal to the fair market value of the shares on the date of issuance. The charge would then be recorded as additional research and development expense.

     We had $258,000 of ViziLite® product in inventory and approximately $2.0 million of associated intangible assets as of April 30, 2004. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of fiscal 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

     Litigation

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application.

     In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court dismissed our request for reimbursement of overpaid royalties. Tinnell filed a motion asking the trial court to certify the issue of our royalty obligation for immediate appeal. We have joined the request and also asked the trial court to certify the issue of our right to reimbursement of the overpaid royalties. The trial court has Tinnell’s and Zila’s joint motion under advisement.

     We are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

     Vital Health Sciences Ltd. License Agreement

     On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (“Vital Health”) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. In May 2004, we commenced our first commercial shipments of Ester-E™ product. Under the agreement, we are required to make royalty payments based on certain levels of sales volume and subject to minimum annual payment amounts, as defined.

13. SUBSEQUENT EVENT

     On May 20, 2004, our wholly-owned subsidiary, Zila Nutraceuticals, Inc. entered into a three- year $18.1 million supply agreement with a major producer of ascorbic acid. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under this agreement are scheduled to begin in July 2004. The agreement provides a substantial portion of our current annual requirements for ascorbic acid and will provide important cost predictability during the term of the agreement.

ZILA, INC. AND SUBSIDIARIES

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

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, over-the-counter and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers, such as slotting fees, coop advertising, or rebates; (ix) adverse changes in government regulations; (x) our suppliers’ and our ability to continue to comply with current good manufacturing practices (cGMP) and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers; (xiii) our ability to keep and attract key management employees; (xiv) our inability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our inability to protect our intellectual property; (xix) impairment charges resulting from an impairment of our goodwill and intangible assets; (xx) our ability to secure long-term supply arrangements for a sufficient quantity of ascorbic acid at stable and more traditional pricing levels; (xxi) our ability to successfully complete the commercial launch of our Ester-E™ product; (xxii) the market acceptance of the ViziLite® and Ester-E™ products; (xxiv) our ability to complete a sale of the net assets of IST at their carrying value or above; and (xxv) a general downturn in the national economy as a whole.

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

Critical Accounting Policies

     There are several accounting policies that we believe are significant to the fair presentation of our condensed consolidated financial statements. The most critical policies include those related to revenue recognition, use of estimates and intangible assets.

     Revenue Recognition – Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred. Cash discounts, sales incentives, and returns are estimated and recognized at the date of shipment based upon historical activity and current customer commitments. We also provide for an allowance for doubtful accounts based on historical experience and a review of our receivables. Receivables are presented net of an allowances for doubtful accounts and for sales returns of $531,000 at April 30, 2004 and $547,000 at July 31, 2003. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Significant estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of April 30, 2004 of $5.7 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to market and sell the product to a sufficient number of dental offices so it becomes integrated within their practice and becomes a commercially viable product. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening methods to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003, we have revised our business model with current sales and costs assumptions. We have added marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of April 30, 2004 of $2.0 million have been capitalized.

     We anticipate that our current cash balances, along with cash generated from our Nutraceuticals and Pharmaceuticals business units and our line of credit, will be adequate to support the activities described above for both the Vizilite® and OraTest® products.

     Goodwill and Intangible Assets – The following is a summary of goodwill and the significant classes of intangible assets and our impairment methodology for each.

     In accordance with SFAS No. 142, our policy is to review the carrying amounts of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill and certain intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings. We completed our fiscal year 2004 goodwill impairment test of our identified reporting units as of April 30, 2004, and determined that there was no goodwill impairment.

     OraTest® - The recoverability of the $3.6 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. Net fixed assets of approximately $751,000 (primarily related to a manufacturing facility), patents and patents pending of $1.3 million, and $577,000 of active ingredient and related components associated with the OraTest® products are grouped with the purchased technology rights for the purpose of testing recoverability. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

     Zila Nutraceuticals Goodwill and Intangibles - Goodwill and intangibles totaling approximately $12.8 million, net of accumulated amortization of $4.2 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997, and we forecast that cash flows associated with the Ester-C® products will allow recovery of the total intangible asset balance in approximately five years if net cash flows continue at current levels.

     Income Taxes – We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. For the nine months ended April 30, 2004 and 2003, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. As of April 30, 2004, all of our deferred tax assets were offset by a valuation allowance.

COMPANY OVERVIEW

     We are an innovator in preventative healthcare technologies with nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. In August 2002, in order to support continued growth, we re-aligned several of our business units into three focused operating divisions. Zila Nutraceuticals manufactures and markets patented Ester-C®, a branded, highly effective form of vitamin C and Ester-E™, an enhanced form of vitamin E, a new product that commenced its first commercial shipments in May 2004. Zila Pharmaceuticals includes the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® disposable light for illumination of oral mucosal abnormalities, and the plastic molded products from Innovative Swab Technologies (“IST”). Zila Biotechnology includes the OraTest® product, an oral cancer detection system, and the ZTC™ technologies for cancer and pre-cancer detection.

     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our earnings before interest, taxes, depreciation and amortization (“EBITDA”) would be at a near break-even level. We expect to continue with this goal until such time as we obtain the requisite clearances from the U.S. Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as our new Ester-E™, and other such variables and risk factors, can and do influence our ability to accomplish this goal. We will fall short of this goal in fiscal 2004 due primarily to the impact of abnormally high ascorbic acid costs that reduced our profit margins on our Ester-C® products, the launch of Ester-E™, that was delayed until May 2004, and accelerated biotechnology investment. See page 16 for further discussion of the risk factors that we face in our businesses. Additionally, our level of research and development activities, and the associated cost, will likely trend above our historical levels as we accelerate our efforts to advance our clinical program. Unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a slightly negative EBITDA basis during such period. We believe that our current cash balances, cash generated from our operations, net proceeds from our investing activities through the planned sale of IST and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the launch of Ester-ETM, and anticipated capital expenditures during this period.

     In connection with our dialogue with the FDA, we have proposed modifications to the current OraTest® clinical program aimed at reducing its overall duration and total cost. It is our goal to include the evaluation of OraTest® in the accurate identification of severe dysplasia (pre-cancer) in addition to carcinoma in-situ and invasive carcinoma (cancer) as acceptable clinical endpoints in the modified program. It is also our objective to collect data in an incremental population of individuals at high risk of oral cancer (primary cancer screening) while still reducing the cost and duration of the current clinical program. If this program modification is allowed by the FDA and the clinical objectives are achieved, it may also permit enlargement of the post-approval target population and the marketable claims for OraTest®.

     No assurances can be made that the FDA will agree to our proposed program modifications or that the clinical objectives will be achieved. We are currently assimilating and implementing the FDA’s non-binding comments to our proposed program modifications. In the meantime, we continue to collect patient data from our on-going phase III clinical trial and we are preparing for execution of the program modification. In this regard, we held a clinical investigator meeting in Europe in early May with over 30 investigators from the UK, France and Germany.

     In March 2004, our Board of Directors authorized the divestiture of the net assets of IST, our plastic molded products manufacturing subsidiary, in order to focus on our core business operations. IST is included within our Pharmaceuticals Business Unit. We anticipate that the sale of IST’s net assets will be completed within the next twelve months and believe that the fair value less costs to sell of these net assets will be equal to or above their carrying values. However, the estimate of fair value less costs to sell may be revised in future periods based on negotiations for the sale of these net assets.

     Effective March 31, 2004, IST’s contract with a major customer expired. Sales under this contract represented approximately 80% of IST’s net revenues. Cost reduction measures underway at IST will mitigate the loss of net revenues at IST until new customer arrangements replace the loss of this contract.

     The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Unaudited).

RESULTS OF OPERATIONS

Comparison of the three months ended April 30, 2004 with the three months ended April 30, 2003

Total Company

     Net revenues increased 1.8% to $12.7 million for the three months ended April 30, 2004, compared to revenues of $12.4 million for the three months ended April 30, 2003. The increase is due to a 4.1% sales increase in the Nutraceuticals Business Unit, reduced by a 2.4% decrease in the Pharmaceuticals Business Unit. When the sales of the discontinued Saw Palmetto oil product line are removed from the prior year, net revenues increased 11.7% at Nutraceuticals and 6.6% for the total Company. Increased spending on advertising and promotional programs contributed to the sales increases.

     Cost of products sold as a percentage of net revenues decreased to 37.9% from 41.3% for the three months ended April 30, 2004. This decrease resulted primarily from the effect of sales of the low margin saw palmetto products in the prior year in our Nutraceuticals Business Unit as we sought to liquidate our remaining inventories. This decrease was partially offset by higher product costs related to increased manufacturing costs in the Pharmaceuticals Business Unit.

     Marketing and selling expenses for the three months ended April 30, 2004 as a percentage of net revenues increased to 28.0% from 22.8%. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®.

     General and administrative expenses were $2.9 million, or 22.9% of net revenues, for the three months ended April 30, 2004, compared to $3.2 million, or 25.6% of net revenue, for the three months ended April 30, 2003. Legal fees of $164,000 associated with the Beutlich and Trylon settlements in this quarter, diminished the cost reductions over the previous year.

     Severance and related charges incurred in connection with employee terminations, recruiting fees and relocation expenses were $143,000 in the three months ended April 30, 2004, compared to $251,000 in the three months ended April 30, 2003. Higher severance and related charges were incurred in the prior year period due primarily to the significant changes in Company management, focus and the resulting organization.

     Research and development expenses increased $1.1 million, or 112.0%, to $2.0 million for the three months ended April 30, 2004 from $941,000 in the three months ended April 30, 2003. The increase is due primarily to an increase in the OraTest® phase III clinical program expenses of $728,000, or 84.7%, and a noncash charge of $217,000 associated with the release of restrictions on certain outstanding shares of stock that were issued in connection with the ViziLite® acquisition.

     Depreciation and amortization expenses increased $96,000, or 15.6%, to $712,000 for the three months ended April 30, 2004 from $616,000 for the three months ended April 30, 2003. The increase was attributable primarily to expenditures for property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals business units.

Nutraceuticals Business Unit

     Net revenues for the Nutraceuticals Business Unit for the three months ended April 30, 2004 increased 4.1% to $8.5 million compared to $8.1 million for the three months ended April 30, 2003. This growth was driven by an 11.7% increase in Ester-C® sales for the three months ended April 30, 2004 over the three months ended April 30, 2003, offset by the absence of saw palmetto oil products revenue in fiscal year 2004. Domestic sales of Ester-C® grew by 21.5% in the three months ended April 30, 2004 over the same period in the prior year. Sales of Ester-C® during the quarter were driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. In 2003 we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils. We continue to sell through our small inventory of saw palmetto powder in the normal course of business in fiscal year 2004.

     Cost of products sold as a percentage of net revenues for the Nutraceuticals Business Unit decreased to 35.2% for the three months ended April 30, 2004 compared to 40.5% for the three months ended April 30, 2003. This decrease resulted primarily from the effect of sales of the low margin saw palmetto products in the prior year in our Nutraceuticals Business Unit as we sought to liquidate our remaining inventories and to a lesser extent to lower ascorbic acid costs than were incurred in the second quarter of fiscal 2004.

     Ascorbic acid is the principal raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we have obtained a supply of ascorbic acid in sufficient quantities and at prices equivalent to historical averages that provides cost predictability through the end of fiscal year 2004. As described in Note 13, in May 2004 we entered into a three-year supply agreement for ascorbic acid that will provide a substantial portion of our current annual requirements and will provide important cost predictability during the term of the agreement. We continue to actively pursue lower cost extended supply arrangements for our remaining expected needs. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

Pharmaceuticals Business Unit

     Net revenues for the Pharmaceuticals Business Unit decreased 2.4% to $4.2 million for the three months ended April 30, 2004 compared to net revenues of $4.3 million for the three months ended April 30, 2003. The decline in net revenues was caused by the loss of our major customer at IST upon the expiration of our contract with this customer on March 31, 2004. Increased U.S. wholesale demand in the current quarter for Peridex® was offset by decreased net revenues for the Zilactin® line of products related to the quarterly timing of customer purchases. Net revenues for the Zilactin® line of products peaked in our last fiscal quarter due to a more severe cough/cold/flu season in comparison to the prior year.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals Business Unit increased to 42.2% during the three months ended April 30, 2004 from 40.3% for the three months ended April 30, 2003, primarily due to continuing production cost increases incurred as the transfer of certain Zilactin® product to a contract manufacturer is completed.

Biotechnology Business Unit

     There were no sales of the OraTest® product in the United Kingdom and the Pacific Rim area during the three months ended April 30, 2004, as we deemphasized international sales efforts in favor of focusing on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology Business Unit were $2.2 million for the three months ended April 30, 2004, a 64.5% increase over the $1.4 million for the three months ended April 30, 2003. This was driven by an increase of approximately $728,000, or 84.7% in the phase III clinical trial expenses related to the OraTest® product and a noncash charge of $217,000 that was discussed above.

Comparison of the nine months ended April 30, 2004 with the nine months ended April 30, 2003

Total Company

     Net revenues increased 9.0% to $38.3 million for the nine months ended April 30, 2004, compared to revenues of $35.1 million for the nine months ended April 30, 2003. The increase is due to a 10.8% net revenue increase in the Nutraceuticals Business Units and an increase of 6.3% in the Pharmaceuticals Business Unit. When the sales of the discontinued Saw Palmetto oil product line are removed from the prior year, net revenues increased 21.0% at the Nutraceuticals Business Unit and 15.0% for the total Company. Increased spending in advertising and promotional programs contributed to the sales increases.

     Cost of products sold as a percentage of net revenues decreased to 40.4% from 40.7% for the nine months ended April 30, 2004. This decrease is attributable primarily to the lower cost of product at IST resulting from a March 2003 selling price increase offset by substantially higher costs for ascorbic acid, the principal raw material used by the Nutraceuticals Business Unit in its Ester-C® products, and increased product costs related to promotional activities and increased manufacturing costs in the Pharmaceuticals Business Unit.

     Marketing and selling expenses as a percentage of net revenues increased to 27.8% from 23.9% for the nine months ended April 30, 2004. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®, and increased marketing support for certain Pharmaceuticals Business Unit products.

     General and administrative expenses were $9.9 million, or 25.9% of net revenues, for the nine months ended April 30, 2004, compared to $9.5 million, or 27.2% of net revenue, for the nine months ended April 30, 2003. Legal fees of $900,000 associated with the Beutlich and Trylon settlements, offset cost reductions over the previous year.

     Severance and related charges of $297,000 in connection with employee terminations, recruiting fees and relocation expenses were incurred in the nine months ended April 30, 2004, compared to $1,310,000 incurred in the nine months ended April 30, 2003. Higher severance and related charges were incurred in the prior year period due primarily to the significant changes in Company management, focus and the resulting organization.

     Research and development expenses increased $1.7 million, or 65.6%, to $4.2 million for the nine months ended April 30, 2004 from $2.5 million for the nine months ended April 30, 2003. The increase is due primarily to an increase in the OraTest® phase III clinical program expenses of $1.5 million, or 72.6%, and a noncash charge of $217,000 discussed above, offset by a reduction in expenditures in the Pharmaceuticals Business Unit.

     Depreciation and amortization expenses increased $273,000, or 14.9%, to $2.1 million for the nine months ended April 30, 2004 from $1.8 million for the nine months ended April 30, 2003. The increase in depreciation and amortization relates to expenditures for property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals business units.

Nutraceuticals Business Unit

     Net revenues for the Nutraceuticals Business Unit for the nine months ended April 30, 2004 increased 10.8% to $24.1 million compared to $21.7 million for the nine months ended April 30, 2003. This growth was driven by a 21.0% increase in Ester-C® sales for the nine months ended April 30, 2004 over the nine months ended April 30, 2003, partially offset by the absence of saw palmetto oil products revenue in fiscal 2004 as we have exited that business. Domestic sales of Ester-C® grew by 26.5% in the nine months ended April 30, 2004 over the same period in the prior year. Sales of Ester-C® were driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. In 2003 we essentially completed our strategic withdrawal from the saw palmetto market by selling our remaining inventory of saw palmetto extracted oils. We continue to sell through our small inventory of saw palmetto powder in the normal course of business.

     Cost of products sold as a percentage of net revenues for the Nutraceuticals Business Unit increased to 38.6% for the nine months ended April 30, 2004 compared to 36.8% for the nine months ended April 30, 2003. This increase was caused primarily by a $3.3 million increase in Ester-C® cost of goods due to higher costs of ascorbic acid, principally in the first half of fiscal 2004.

     Ascorbic acid is the principal raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we have obtained a supply of ascorbic acid in sufficient quantities and at prices equivalent to historical averages that provides cost predictability through the end of fiscal year 2004. As described in Note 13, in May 2004 we entered into a three-year supply agreement for ascorbic acid that will provide a substantial portion of our current annual requirements and will provide important cost predictability during the term of the agreement. We continue to actively pursue lower cost extended supply arrangements for our remaining expected needs. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

Pharmaceuticals Business Unit

     Net revenues for the Pharmaceuticals Business Unit for the nine months ended April 30, 2004 increased 6.3% to $14.2 million compared to $13.4 million for the nine months ended April 30, 2003. This increase is attributable to IST’s increased sales to a major customer. As noted above, the contract with this customer expired on March 31, 2004, and we plan to sell the net assets of IST within the next twelve months. Net revenues of the Zilactin® line of products were essentially flat for the nine month period end April 30, 2004. Net revenues of the Peridex® product decreased during this period, driven largely by U.S. wholesalers who bought ahead of the March 2003 price increase in the prior year period.

     Cost of products sold as a percentage of net revenues for the Pharmaceuticals Business Unit decreased to 42.4% during the nine months ended April 30, 2004 from 43.9% for the nine months ended April 30, 2003, primarily due to lower cost of product at IST offset by an increase in Zilactin® product costs. The lower cost of product at IST resulted from a March 2003 selling price increase for products made for our major customer and to a lesser extent from improvement in manufacturing efficiencies due to the full utilization of new machinery installed in fiscal year 2003. The Zilactin® increase was due to the higher cost of promotional events, along with increased production costs incurred as the transfer of certain Zilactin® product production to a contract manufacturer is completed.

Biotechnology Business Unit

     Revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal during the nine months ended April 30, 2004 and 2003, as we deemphasized international sales efforts in favor of focusing on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology Business Unit were $5.1 million for the nine months ended April 30, 2004, a 51.7% increase over the $3.4 million for the nine months ended April 30, 2003. This was driven by an increase of approximately $1.5 million, or 72.6%, in the phase III clinical trial expenses related to the OraTest® product.

LIQUIDITY AND CAPITAL RESOURCES

               At April 30, 2004, our primary sources of liquidity included cash and cash equivalents of $11.8 million and the line of credit discussed below. Net working capital decreased to $22.7 million at April 30, 2004 from $23.8 million at July 31, 2003, while the current ratio increased to 3.24 at April 30, 2004 from 3.06 at July 31, 2003. This decrease in net working capital is due to the funding of the operating loss and the capital expenditures for property and equipment and intangibles, offset by the proceeds from the sale leaseback of our corporate headquarters facility. Additionally, $1.5 million of IST’s long-term assets were reclassified to “assets held for sale” (Note 5), a current asset, and $800,000 of long-term deposits reclassified to current assets for the amounts that will be refunded to us by our contract research organization.

     Net cash used in operating activities was $4.2 million during the nine months ended April 30, 2004 and was attributable to the net loss from continuing operations of $4.1 million, offset by non-cash items of $1.8 million for depreciation and amortization, the gain on asset sale arising from the sale leaseback of our corporate headquarter facility and a noncash charge of $217,000 discussed above. Significant changes in operating assets and liabilities were primarily comprised of (i) an increase in accounts receivable of $1.5 million related to increased sales; (ii) a decrease in inventory of $1.3 million as we attempt to better balance our production capacity with customer orders; and (iii) a decrease in accounts payable and accrued expenses of $1.4 million, primarily in the Nutraceuticals and Pharmaceuticals Business Units, to be more in line with industry standards.

     Net cash provided by investing activities was $307,000, attributable to the sale of our corporate headquarters, offset primarily by funds used for equipment purchases at Zila Nutraceuticals and patent filings for Zila Nutraceuticals and the OraTest® product.

     Net cash used in financing activities during the nine months ended April 30, 2004 was $478,000, arising primarily from the deposit of $517,000 into a cash collateral account for the letter of credit for our Nutraceuticals Business Unit described in Note 7.

     We believe that our current cash balances, cash generated from our operations, net proceeds from our investing activities through the planned sale of IST and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the launch of Ester-E™, and anticipated capital expenditures through the next 12 months.

     Bank Financing

     On August 17, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”) whereby Congress would provide a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus 3/4 percent or 4.75 percent at April 30, 2004. The amount of funding available to us from the line of credit is based upon a percentage of the value of eligible receivables and inventory which were $8.5 million as of April 30, 2004. The obligations under the Congress Agreement are collateralized by various assets, including, but not limited to, trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. We and all of our direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. Under the Congress Agreement, we are required to maintain adjusted tangible net worth, as defined, of $12 million. At April 30, 2004, our adjusted tangible net worth, as defined, was $27.2 million. The Congress Agreement expires August 17, 2004. There were no borrowings outstanding under this line of credit as of April 30, 2004.

     On February 6, 2004, we entered into a Credit and Security Agreement with Wells Fargo Business Credit (“WFBC”) that will provide a $10 million revolving line of credit. We will not be able to borrow under this agreement until the expiration of the Congress Agreement and the perfection of certain security interests by WFBC. This credit facility will bear interest equal to the prime rate compared to prime plus 3/4 percent under the Congress Agreement. Funds available under the line of credit will be based upon a percentage of the value of eligible receivables and inventory. Under this agreement, financial covenants will require maintenance of minimum net worth and limitations on the amount of capital expenditures.

     As described in Note 7, on February 6, 2004, under the terms of the Reimbursement Agreement between Zila Nutraceuticals and WFBC, WFBC executed an irrevocable direct-pay letter of credit for the benefit of the bondholders. This letter of credit became effective on March 15, 2004 upon the expiration of the prior letter of credit. Under the terms of the letter of credit, we placed $517,000 in a cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount defined in the Reimbursement Agreement.

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

     Long-Term Debt Financing

     In April 1999, Zila Nutraceuticals, through Oxycal, entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued $5.0 million in Industrial Development Revenue Bonds (the “Bonds”). The proceeds were loaned to Zila Nutraceuticals for the construction of a new manufacturing and laboratory facility. As of April 30, 2004, the Bonds outstanding consisted of $3.3 million Series A bonds, which bear a variable interest rate that was 1.3% at April 30, 2004. The Bonds mature in 2019. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We guaranteed the letter of credit. The letter of credit expired on March 15, 2004, and the Bond Trustee was notified by February 1, 2004 that a replacement letter of credit was obtained with Wells Fargo Business Credit (“WFBC”). We guaranteed the replacement letter of credit.

     Cash Collateral Requirement

     As described in Note 7, under the terms of the Reimbursement Agreement between Zila Nutraceuticals and WFBC for the replacement letter of credit, on February 6, 2004 we placed $517,000 in a cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount defined in the Reimbursement Agreement.

     Stock Repurchases

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the nine months ended April 30, 2003, we repurchased 30,100 shares of our common stock for $36,000. No shares were repurchased during the nine months ended April 30, 2004. As of April 30, 2004, we had repurchased 225,100 shares of common stock at an aggregate cost of $571,000, and we have currently suspended purchases under this program.

        Preferred Stock Financing

        On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the nine months ended April 30, 2004, we paid dividends of $19,500 and have accumulated accrued dividends of $29,000 as of April 30, 2004.

        Future Contractual Obligations

        The table below summarizes our future cash contractual obligations:

	Long-	Short-Term	Operating	Capital Lease	Purchase
	Term Debt	Debt	Leases	Obligations	Obligations	Total
Remaining 2004	$83,999	$134,329	$238,092	$9,454	$1,005,848	$1,471,722
2005 & 2006	565,018		647,691	73,586	10,914,000	12,200,295
2007 & 2008	490,667		347,556	73,586	6,936,000	7,847,809
Thereafter	2,730,802		88,620	30,477		2,849,899

Total	$3,870,486	$134,329	$1,321,959	$187,103	$18,855,848	$24,369,725

        Purchase obligations include commitments for advertising and raw material supply arrangements.

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

     At April 30, 2004, we had approximately $362,000 of ZTC™ drug substance, the active ingredient in the OraTest® product, at our manufacturing facility in Phoenix, AZ. We intend to realize the value of this drug substance during the next twelve months (1) through its consumption during the conduct of the clinical trials, toxicology studies and validation testing of our manufacturing process and (2) through sales in Europe and Asia prior to the date that we expect sales in the United States. The drug substance currently has expiration dates in 2004, 2005 and 2006. Previous testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance in the event that our plans were delayed. However, no assurance can be given in this regard.

        ViziLite®

        On October 15, 2003, we completed a settlement agreement that was the result of a mediated settlement with Trylon. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite™ product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payments end.

     On March 26, 2004, we entered into a modification of the settlement agreement with Trylon. The modification agreement addressed the timing for the removal of contractual restrictions and escrow restrictions on 1,250,000 shares of common stock issued in connection with the acquisition of the ViziLite® product from Trylon in December, 2001. The shares covered by the modification agreement include the shares discussed above that were previously covered in the October 15, 2003 settlement agreement. Upon execution of the modification, we removed the contractual restrictions on 312,500 of the 1,250,000 shares in recognition of the achievement of a milestone. As a result of this release of the restrictions, we recorded a non-cash charge of approximately $217,000, reflecting the estimated difference in the fair market value of the shares with and without the restrictions. If Trylon meets all of the timing requirements set forth in the modification agreement with respect to achievement of another product development milestone, we have agreed to release the contractual restrictions on the remaining shares and to allow delivery to Trylon of 375,000 shares being held in escrow. If Trylon fails to meet certain timing requirements, then contractual restrictions may remain in place on some of the remaining shares and/or the shares in escrow may be forfeited by Trylon. We may be required to record additional charges in the fourth quarter of fiscal 2004 and in later periods through 2011 in connection with the achievement of product development milestones and completion of certain holding periods. Issuance of the 375,000 shares being held in escrow, should it occur, would result in a charge equal to the fair market value of the shares on the date of issuance. The charge would then be recorded as additional research and development expense.

     We had $258,000 of ViziLite® product in inventory and approximately $2.0 million of associated intangible assets as of April 30, 2004. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of fiscal 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

        Ester-E™

        On October 31, 2003, we entered into a license agreement with Vital Health Sciences Limited (“Vital Health”) of Australia that grants us the exclusive rights in the dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopherol phosphate in the United States, Canada and Indonesia. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Several of such patents are recently issued, while other patent applications are still pending. We also have a right of first refusal for certain other international markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented process for manufacturing tocopherol phosphate, as well as numerous pending patent applications, to develop its Ester-E™ product tailored for the dietary supplement market. In May 2004, we made our first commercial shipments of Ester-E™ product. Under the agreement, we are required to make royalty payments based on certain levels of sale volume and subject to minimum annual payment amounts, as defined. We believe that our current cash position and operating cash flow are sufficient to fund the commercialization of Ester-E™.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk primarily from interest rates.

        We have a revolving line of credit with Congress Financial Corporation with a variable interest rate equal to three-quarters of one (0.75) percent per annum in excess of the prime rate announced by

First Union Bank (4.75 percent at April 30, 2004). At April 30, 2004, we had no borrowings outstanding under this line of credit. The impact of a 10 percent proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by JP Morgan Trust Company and fluctuate based on market conditions and our rate was 1.3% at April 30, 2004. Effective March 15, 2004, under the new replacement letter of credit with Wells Fargo Business Credit, the variable interest rate will be set by Wells Fargo Bank, N.A. A 10 percent proportional increase in the average interest rate on the credit line would not be expected to have a material effect.

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

(b) Internal Controls over Financial Reporting

     As more fully described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, during our annual audit, weaknesses were found in our general computer controls at our corporate headquarters and at Zila Nutraceuticals. For the period covered by this Report, we continue efforts under our strategic plan to improve general computer controls.

     Except as noted above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

     On October 15, 2003, we completed a settlement agreement that was the result of a mediated settlement with Trylon. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the previously restricted common stock. The contractual restrictions on 250,000 of these shares will be removed upon achievement of a product development milestone. The contractual restrictions on the remaining 250,000 shares will be removed upon Trylon’s obtaining of the required governmental approvals relating to the product development milestone. As part of the settlement, we also agreed that Trylon’s royalty rates for net sales of the ViziLite™ product will be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payments end.

     On March 26, 2004, we entered into a modification of the settlement agreement with Trylon. The modification agreement addressed the timing for the removal of contractual restrictions and escrow restrictions on 1,250,000 shares of common stock issued in connection with the acquisition of the ViziLite® product from Trylon in December, 2001. The shares covered by the modification agreement include the shares discussed above that were previously covered in the October 15, 2003 settlement agreement. Upon execution of the modification, we removed the contractual restrictions on 312,500 of the 1,250,000 shares. As a result of this release of the restrictions, we recorded a non-cash charge of approximately $217,000, reflecting the estimated difference in the fair market value of the shares with and without the marketability restrictions in recognition of the achievement of a milestone. If Trylon meets all of the timing requirements set forth in the modification agreement with respect to achievement of another product development milestone, we have agreed to release the contractual restrictions on the remaining shares and to allow delivery to Trylon of 375,000 shares being held in escrow. If Trylon fails to meet certain timing requirements, then contractual restrictions may remain in place on some of the remaining shares and/or the shares in escrow may be forfeited by Trylon. We may be required to record additional charges in the fourth quarter of fiscal 2004 and in later periods through 2011 in connection with the achievement of a product development milestones and completion of certain holding periods. Issuance of the 375,000 shares being held in escrow, should it occur, would result in a charge equal to the fair market value of the shares on the date of issuance. The charge would then be recorded as additional research and development expense.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application.

     In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court dismissed our request for reimbursement of overpaid royalties. Tinnell filed a motion asking the trial court to certify the issue of our royalty obligation for immediate appeal. We have joined the request and also asked the trial court to certify the issue of our right to reimbursement of the overpaid royalties. The trial court has Tinnell’s and Zila’s joint motion under advisement.

     We are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During the nine months ended April 30, 2003, we repurchased 30,100 shares of our common stock for $36,000. No shares were repurchased during the nine months ended April 30, 2004. As of April 30, 2004, we had repurchased 225,100 shares of common stock at an aggregate cost of $571,000, and we have currently suspended purchases under this program.

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

     (b)     Reports on Form 8-K

               On February 4, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operation and Financial Condition”) containing a press release dated February 3, 2004, announcing the sale and leaseback of our corporate headquarters.

               March 16, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (“Results of Operation and Financial Condition”) containing a press release dated March 15, 2004, announcing the results of our second quarter ended January 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2004	By: /s/ Douglas D. Burkett, Ph. D.

Douglas D. Burkett, Ph. D.
President, Chairman of the Board
(Principal Executive Officer)

By: /s/ Andrew A. Stevens

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