Form 10-K
period 2004-07-31
ZILA INC
filed 2004-10-14
CIK 827156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Common Stock, $.001 par value

(Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          At January 31, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was $225,040,712. At September 30, 2004, the number of shares of common stock outstanding was 45,725,031.

DOCUMENTS INCORPORATED BY REFERENCE

          Materials from the Registrant’s 2004 Proxy Statement have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures	41
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43
PART III
PART IV
Item 15.	Exhibits, Financial Statement Schedules	43
EX-10An
EXHIBIT 10.A0
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24.A
EXHIBIT 24.B
EXHIBIT 24.C
EXHIBIT 24.D
EXHIBIT 24.E
EXHIBIT 24.F
EXHIBIT 24.G
EXHIBIT 24.H
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on page 16 of this Form 10-K. Our actual results could differ materially from those set forth in the forward-looking statements.

PART I

Item 1.	Business

      Zila, Inc. is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly owned subsidiaries. Zila, Inc. is a holding company that conducts its business operations through three Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology.

      The Nutraceuticals Business Unit (“Nutraceuticals”) manufactures and markets Ester-C®, a patented, branded, highly effective form of vitamin C sold in 46 countries worldwide, and Ester-E®, a proprietary, branded, enhanced form of vitamin E whose first commercial shipments commenced in May 2004. In fiscal 2004, the Nutraceuticals Business Unit completed a strategic withdrawal from the Palmettx® line of botanical products. The Nutraceuticals Business Unit includes Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc., also an Arizona corporation.

      The Pharmaceuticals Business Unit (“Pharmaceuticals”) includes the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, Peridex® prescription mouth rinse, the Zilactin® family of over-the-counter products (“OTC”), and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (“IST”). The Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc., a Nevada corporation, and IST.

      The Biotechnology Business Unit is our research, development and licensing division specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials. The Biotechnology Business Unit includes Zila Biotechnology, Inc., an Arizona corporation, Zila Technologies, Inc., an Arizona corporation, and Zila Limited, a United Kingdom company.

Recent Developments

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

      No assurances can be made that the FDA will agree to our proposed program modifications or that the clinical objectives will be achieved or that there will be an enlargement of the post-approval target population or the marketable claims for OraTest®. We assimilated and implemented the FDA’s non-binding comments to our proposed program modifications and we have submitted our revised clinical test protocols for FDA review.

We are awaiting the FDA’s input regarding these revised protocols. In the meantime, we continue to collect patient data from our on-going phase III clinical trial and to prepare for execution of the modified program.

      In May 2004, we commenced commercial shipment of our Ester-E® product — the first branded line extension under the successful “Ester” umbrella. The Ester-E® technology is based upon a patented process for manufacturing tocopheryl phosphates to create an enhanced form of vitamin E. We entered into an agreement with Vital Health Sciences Ltd. (“Vital Health”) of Australia that grants us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. We also have a right of first refusal for other international human dietary supplement markets under the agreement, the term of which expires in 2008 but which we can unilaterally extend for the life of the underlying patents. Two of such patents were issued, while other patent applications are still pending. A subsequent agreement extends the terms to give us extensive rights in the animal dietary supplement market in these countries.

      On February 6, 2004, we entered into a Credit and Security Agreement with Wells Fargo Business Credit (“WFBC”) that provides a $10 million revolving line of credit. This agreement became effective on August 17, 2004 concurrent with the expiration of our agreement with Congress Financial and the perfection of certain security interests by WFBC. This credit facility bears interest equal to the prime rate. Funds available under the line of credit are based upon a percentage of the value of eligible receivables and inventory. Under this agreement, financial covenants require maintenance of minimum net worth levels and limitations on the amount of capital expenditures. We have made no borrowings against this credit facility.

      Financial information for our Business Units for each of the last three fiscal years is included in our Consolidated Financial Statements and the notes thereto.

Our Products

Nutraceuticals

Ester-C®

      Ester-C® is a unique and patented form of vitamin C containing natural vitamin C metabolites that may help it work differently than other forms of vitamin C. It is natural, non-acidic and gentle to the stomach. Products manufactured with Ester-C® nutritional ingredients are sold throughout the U.S. and in 46 countries worldwide. We require our customers to display the federally registered Ester-C® logo on their packaging. Ester-C® nutritional ingredients are primarily used in dietary supplements and are available to consumers at retail under approximately 200 brand names distributed by leading supplement manufacturers and marketers.

      The principal forms in which we sell Ester-C® are bulk granular and powdered Ester-C® calcium ascorbate plus metabolites. We also distribute Ester-C® nutritional ingredients in a variety of product line extensions. Ester-C® Topical Concentrate, a liquid formulation for skin care products, provides a stable form of vitamin C that penetrates to the collagen-producing layers of the skin. Specialty grades of Ester-C® nutritional ingredients are available for use in multivitamins (Ester-C® MV), chewable vitamins (Ester-C® CG) and effervescent products (Ester-C® EG). Ester-C® Chelated Mineral Blend provides the benefits of supplemental vitamin C for animals. Opportunities also exist for new applications and forms of Ester-C®, including personal care, functional foods and fortified beverages.

      We hold three U.S. and corresponding foreign patents on certain compositions and methods for administering vitamin C and therapeutically active compounds, one patent on a stable liquid form of mineral ascorbate, and were issued a patent in the U.S. for methods and compositions for increasing the effectiveness of cancer chemotherapy agents with Ester-C® technology. Sales of Ester-C® accounted for approximately 62%, 55%, and 50% of our net revenues for fiscal years 2004, 2003 and 2002, respectively. In fiscal 2004, revenues of one customer, NBTY, Inc, were in excess of 10% of consolidated net revenues.

Ester-E®

      Ester-E® is an enhanced vitamin E formed by joining natural d-alpha tocopherol to a phosphate molecule in a patent-protected process. This process creates tocopheryl phosphates, a concentrated form of a naturally occurring ester of vitamin E. Ester-E® is designed to protect the antioxidant potential of vitamin E during absorption, transport and storage in the body to assist in the delivery of its nutritional benefits when needed. We plan to conduct human clinical trials during fiscal 2005 to support the results of preliminary animal studies that suggest specific health benefits related to Ester-E®. We sell Ester-E® as a bulk ingredient to nutraceutical manufacturers and plan to promote it directly to consumers through brand-building national advertising under a marketing and distribution model similar to our Ester-C® products.

      We entered into a license agreement with Vital Health granting us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. A subsequent agreement extends the terms of the agreement to give us extensive rights in the animal dietary supplement market in these countries. We also have a right of first refusal for other international markets under the agreement, the initial term of which expires in 2008, but which we can unilaterally extend for the life of the underlying patents. Two of such patents were issued, while other patent applications are still pending. Commercial shipments of Ester-E® commenced in May 2004.

Palmettx®

      In 2004, we completed our strategic withdrawal from the saw palmetto market by selling our small quantity of remaining inventory of saw palmetto powder. Given the commodity-like margins offered by this product category, we decided in 2003 to withdraw from this market.

Pharmaceuticals

Zilactin®

      The Zilactin® brand topically treats aphthous ulcers, herpetic lesions and other mouth sores and includes the following OTC, non-prescription products: Zilactin® Cold Sore Gel, Zilactin®-L Cold Sore Liquid, Zilactin®-B Canker Sore Gel, Zilactin® Baby Teething Gel, Zilactin® Medicated Toothache Swabs and Zilactin® Baby Teething Swabs. The Zilactin® product line accounted for 14%, 15%, and 28% of our net revenues for fiscal years 2004, 2003 and 2002, respectively. During fiscal 2004, we discontinued the manufacture and sale of Baby Teething products due to weakening demand and increased price-based competition.

      We own the patent covering the Zilactin® treatment that includes the composition and film-forming properties of the gel product formulas. See Part 1. “Business — Patents and Trademarks.” Zilactin® products are packaged as gels, swabs and liquids and are applied directly to affected areas in quantities large enough to cover the lesion with the gel or liquid.

      The gels contain an active ingredient that forms a thin, transparent, pliable bandage-like film which holds the active ingredient against the affected tissue, keeps the affected area clean and protects the wound from the irritants and bacteria found within the oral cavity. The bandage can last up to six hours inside or outside the mouth, a feature that makes the formulation suitable for a variety of oral applications.

      In addition to its OTC consumer applications, Zilactin® is being used by dentists to treat patients with mouth sores and other oral mucosal ulcers or lesions.

Peridex®

      Peridex® is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis and periodontal disease. Known as the “gold standard” among dentists, Peridex® is highly recognized due to the product’s proven efficacy and longevity in the market. The active ingredient in Peridex® is 0.12% chlorhexidine gluconate. Peridex® is the first and only rinse to receive the

American Dental Association Seal of Acceptance for reduction of plaque and gingivitis. Peridex® effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone.

ViziLite®

      ViziLite® is the only patented, FDA-cleared device to enhance visualization of oral tissue abnormalities in patients at high risk for oral cancer. It consists of a disposable, chemiluminescent, low-wavelength light that lasts for about ten minutes. This allows a dentist or oral hygienist to complete a thorough visual oral examination. The wavelengths of light produced are absorbed by normal cells, but are reflected by any abnormal cells. Using ViziLite® during a visual examination, normal cells appear dark, while abnormal cells appear bright white. The ViziLite® kit includes a small bottle of 1% acetic acid solution used prior to the procedure to disrupt the glycoprotein barrier of mucosal surfaces.

      In May 2004, the Code Revision Committee of the American Dental Association (“ADA”) approved a new dental reimbursement code for oral screening products. This new reimbursement code will be published in the next version of the Code On Dental Procedures and Nomenclature and will be effective on January 1, 2005. Reimbursement codes can be used to report dental procedures provided under public and private dental insurance benefits plans. Obtaining insurance reimbursement from specific carriers is a separate process. We are now engaged in this process for our ViziLite® product. Until this time, there has not been a reimbursement code available to dentists because there has never been an FDA cleared product for screening for oral abnormalities in at-risk patients. ViziLite® may be the only available product eligible for coverage under this code at this time.

IST Products

      IST manufactures three sizes of dry handled swab applicators for OEM customers and other of our products. IST also manufactures a proprietary brand of disposable probe covers (plastic sheaths for electronic thermometers) sold to healthcare distributors and custom plastic parts for OEM customers.

Biotechnology

OraTest®

      Zila® Tolonium Chloride (“ZTCTM”) is the active ingredient in OraTest® and is the pharmaceutical grade form of toluidine blue. In numerous studies, the technology behind ZTCTM has been shown to stain cancer and pre-cancer cells, leaving normal cells unstained. The applications for ZTCTM may include detecting cancer of the skin, cervix and esophagus as well as oral cancer, for which OraTest® is designed.

      The OraTest® product is a patent protected system designed to be an aid in the early detection of oral squamous cell carcinoma. OraTest® consists of a patented ZTCTM aqueous solution with acetic acid and alcohol, and acetic acid pre- and post-rinse solutions. It is a diagnostic adjunct for oral cancer and may be used as a general rinse for detecting oral cancer in patients at risk and as an aid to establish borders for biopsy and surgical site selection, applied as a chair-side oral rinse or swab and administered by either a medical practitioner or dentist. OraTest® contains the active ingredient ZTCTM, a staining agent that has been shown to adhere to specific cell types within the mouth that are cancer and pre-cancer and that may not be visible to physicians or dentists. Research has shown that OraTest® may detect lesions on the progression pathway to oral cancer which still appear to be normal under the microscope.

      According to the Oral Cancer Foundation, approximately 30,000 new oral cavity and pharyngeal cancers are being diagnosed each year, killing approximately 50% of the people affected within five years. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. In most people diagnosed with oral cancer, the disease has metastasized, resulting in a poor prognosis because the usual method of detecting the disease is a visual examination that only results in the identification of early cancers 35% of the time. Those who do survive frequently undergo disfiguring surgery. When oral cancer is detected early, survival rates are about 80%; detected late, the survival rate plummets to 20%.

      We are concentrating our efforts and investments on a phase III clinical study to support our application for approval of the OraTest® product in the United States by the FDA.

      The product has been approved for distribution in the United Kingdom, Australia, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, Bermuda and the Bahamas.

Sales and Marketing

Nutraceuticals

Ester-C® and Ester-E®

      We market Ester-C® and Ester-E® products through an atypical but highly effective business model for the vitamin supplement market, selling patent-protected bulk vitamin ingredients to supplement manufacturers and marketers and driving demand for these products through branded consumer advertising and public relations. Our multi-million dollar marketing program is designed to generate significant Ester-C® and Ester-E® awareness and use among current vitamin C and E consumers. The marketing program utilizes national television and radio advertising, communicating the benefits of supplementation with Ester-C® and Ester-E®. We also work closely with our manufacturer/marketer customers to support their efforts at gaining broad scale retail distribution and key retailer display and promotion. While Ester-C® retains a strong position in natural food outlets, its most significant growth has been achieved in the food, drug and mass retail channel. Ester-E® did not reach the U.S. market until late in fiscal year 2004, but it set a new product launch sales record for the Nutraceuticals Business Unit during that period. It will be promoted directly to consumers through brand-building national advertising. International sales of Ester-C® are accomplished through local distributors, who receive our assistance in public relations and advertising.

Pharmaceuticals

Zilactin

      We employ several strategies to market our Zilactin® family of products:

Consumer Marketing — We build consumer awareness of our products through targeted consumer marketing efforts, including nationally aired radio advertising and purchasing incentives delivered via print promotional vehicles which reach frequent cold and mouth sore sufferers. “Zap it with ZilactinTM” has become the logo and slogan across the portfolio.

Trade Participation — We participate in retailer-driven activities, including seasonal promotional campaigns, consumer incentive programs, special in-store product placements and new store allowances. These efforts are designed to make our products available at more outlets and to offer value to consumers at the retail store level.

Professional Awareness — We educate key groups of health professionals on the uniqueness and effectiveness of our products and build awareness of our products by targeting direct mailings, by sample fulfillment and by attending trade shows. At trade show meetings, which are geared to dental professionals, our representatives interact with and distribute information to thousands of interested health professionals, resulting in alliances with professionals who sample our products and recommend retail purchases of our products to their patients.

Peridex®

      Peridex® is currently concentrated in two focused channels of distribution: (i) direct to dental and (ii) retail pharmacies. We market Peridex® direct to dental healthcare professionals through an exclusive distribution arrangement with Omnii Oral Pharmaceuticals, Inc. of Palm Beach, FL (“Omnii”), a national dental sales and distribution organization. Omnii has a national network of field sales representatives with significant coverage of dental practices, dental and dental hygiene schools, as well as managed care organizations, pharmacists and wholesalers. We also utilize Omnii to fulfill our shipments to national wholesalers, which supply the second channel of distribution, the retail pharmacy industry.

ViziLite®

      In order to achieve the vision of establishing ViziLite® as the standard of care for oral abnormality screening, the overall strategy is to educate the dental professional and widen distribution. Through a combination of independent sales representatives and regional distributors, we have initially focused on five key geographical markets that have demonstrated early acceptance. Market expansion will be primarily generated by the following drivers:

•	Development of self-study training through offline and online continuing education programs;

•	Expansion of the field selling effort based on achievement of success metrics in existing focus markets; and

•	A comprehensive program targeting insurers designed to secure a meaningful level of insurance reimbursement for use of the ViziLite® device once the new ADA codes have been published;

•	Completion and effective communication of information about current and planned clinical efficacy trials that can provide thought leader support, involvement and commitment to the ViziLite® concept.

IST Products

      IST markets its swab products to a variety of OEM accounts in the dental, medical and cosmetic industries using independent sales representatives and its own in-house employees. Probe covers are sold through local, regional and national distributors and buying groups.

Biotechnology

OraTest®

      We sell the OraTest® product through our wholly-owned subsidiary, Zila Limited, in the U.K. During fiscal 2003 we stopped promoting the product in Europe in favor of funding the FDA clinical trials. As of July 1, 2004, we entered into an agreement with Scope Advertising and Marketing Services, Ltd. for future European marketing and sales of the OraTest® product, and (i) to assist in securing the Conformité Européene (CE) Marking for ViziLite® and (ii) to develop and implement marketing plans for ViziLite®. CE Marking is a symbol that indicates a product conforms to the legal requirements of the European Union Directive with respect to health, environment and consumer protection.

Manufacturing and Supply

Nutraceuticals

      All Ester-C® and Ester-E® products are manufactured at our Prescott, Arizona location. This 65,000 square foot state of the art facility integrates all manufacturing, quality assurance/quality control, warehousing and distribution for Ester-C® and Ester-E®.

      Ascorbic acid is the principal raw material in the formulation and processing of our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we have obtained a supply of ascorbic acid for a substantial portion of our anticipated requirements through fiscal 2007 by entering into longer term agreements. Prices under these agreements are below our historical average cost, providing cost predictability through the three-year terms of the agreements. Pricing under one of these agreements can fluctuate within a defined range based on foreign currency rates.

      The key ingredient in the formulation and processing of Ester-E® is d-alpha tocopherol. We are undertaking a strategy to ensure adequate supply and pricing stability by negotiating with suppliers for long-term supply contracts.

Pharmaceuticals

Zilactin®

      We employ a network of contract manufacturers to produce and package all of our Zilactin® products, with the exception of our toothache swab which is packaged by IST. For each of our Zilactin® products we currently rely on a single source of supply.

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

Biotechnology

OraTest®

      A contract manufacturing facility in the United Kingdom produces and packages the OraTest® product for sale in that country and other selected countries. In order to ensure an available and stable supply of ZTCTM, the world’s only pharmaceutical grade tolonium chloride and the active ingredient in the OraTest® product, we established our own manufacturing facility. No other pharmaceutical grade of tolonium chloride was available. The facility, located in Phoenix, Arizona, manufacturers ZTCTM under FDA’s exacting current Good Manufacturing Practices (“cGMP”) standards, providing the pharmaceutical-grade quality required.

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

Nutraceuticals

Ester-C®

      Due to our patent position, we are the sole global producer of calcium ascorbates containing vitamin C metabolites. However, Ester-C® does compete directly with all vitamin C products. Approximately 60% of the world supply of ascorbic acid is produced in China by four manufacturers for export to world markets. The predominant competing vitamin C manufacturer outside Asia is DSM Nutritional Products, Inc., located in Parsippany, New Jersey. We believe that the growing number of health food and vitamin distributors and retailers are increasingly likely to align themselves with producers that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service, which we believe we provide.

      We believe that we compete favorably with other producers of vitamin C because of the positive attributes of our patented Ester-C® products, high customer-order fill rate, strong distribution network, and advertising and promotional support. Our sales trends for Ester-C® products for 2004 are significantly better than those for traditional vitamin C. We believe that our commitment to research demonstrating the benefits of Ester-C® products and our commitment to our marketing partners and consumer focused advertising gives Ester-C® a competitive advantage.

      Although the Ester-C® patent expires in 2007, we continue to perform research and development activities to provide additional patent protection for the brand. A new international patent application was filed in 2001 covering a modified version of our Ester-C® formulation. Corresponding patent applications are pending in the United States, Europe and eight additional foreign markets. A new International Application was filed in 2003 based on studies that suggest end-use benefits related to anti-oxidant and environmental oxidant stresses. If issued, the patent may prevent any future manufacturer/marketer of a product containing a mineral ascorbate and a vitamin C metabolite as an imitator Ester-C® type of product (after expiration of the Ester-C® patent in 2007) from making claims similar to those specified in the patent. There can be no assurance that any new patents pertaining to the modified Ester-C® product will be issued.

Ester-E®

      Under a licensing arrangement with Vital Health, we utilized Vital Health’s patented technology to develop Ester-E® a form of d-alpha tocopheryl phosphate tailored for the dietary supplement marketplace. The first commercial shipments of Ester-E® occurred in May 2004. We believe that Ester-E® will compete directly with all vitamin E products. The predominant competing vitamin E manufacturers are Archer Daniels Midland (“ADM”) and DSM Nutritional Products. As the first branded line extension under our successful “Ester” umbrella, the goal is for Ester-E® to reshape the vitamin E supplement market as Ester-C® has reshaped the vitamin C supplement market, although we cannot offer assurances that we will achieve this goal.

Palmettx®

      Given the commodity-like margins offered by this product category, we decided to withdraw from this market and completed the sale of our remaining low levels of saw palmetto powder inventory in the normal course of business in June 2004.

Pharmaceuticals

Zilactin®

      We compete in two primary categories: Lip Care (includes cold sores and fever blisters) and Oral Care (includes mouth sores). Numerous products exist for the treatment of cold sores, fever blisters and mouth sores, including: Orajel by Del Pharmaceuticals, Inc., Abreva by GlaxoSmithKline, Anbesol by Wyeth Labs, Campho Phenique by The Bayer Corporation, Novitra by Boericke Tafel and Herpecin-L by Chattem, Inc. Many of these companies have greater financial resources than we have, including some with greater name recognition and closer ties to major food, drug and mass retail chains. In the cold sore category, we have been adversely affected by superior product claims by our competitors, supported by aggressive advertising campaigns. In the mouth sore category, we have a competitive advantage with our patented film-forming technology, which allows the user to eat and drink pain-free for up to six hours.

Peridex®

      Peridex® competitors include generic versions and name brands, such as Periogard, made by Colgate Oral Pharmaceuticals. Many of our competitors possess greater financial resources than we have. However, we believe that the reputation of Peridex® as the “gold standard” prescription antibacterial oral rinse within the dental profession and our relationship with Omnii as our distributor to professionals will allow us to continue to compete effectively in the dental healthcare professional marketplace. In addition, we anticipate that new packaging options and new product development activities will allow us to counter inroads made by generic equivalents.

ViziLite®

      ViziLite® is a patented, FDA-cleared device, used to view and evaluate oral mucosal abnormalities. ViziLite® must contend with altering the conventional method of visual and tactile testing for abnormalities that has previously been the only available methodology for identifying lesions.

IST Products

      The swab products compete with a variety of other product delivery systems, including some that utilize swabs as part of their configuration. The unique IST dry handle swab product provides a clean and convenient product that is patented and is supported by a fusion plastic molding process allowing low cost production of the key molded components.

Biotechnology

OraTest®

      The OraTest® product is in a phase III clinical trial and therefore we are not marketing the product in the U.S. Because of our focus on the phase III clinical trial, we have not placed emphasis, funding or resources on international markets for the product. However, there are no known competitors to the OraTest® product in the U.S. or worldwide. Because the conventional method of using visual examinations by medical personnel to detect oral cancer is still a widely accepted practice, it may also be viewed as a competitor. ZTCTM and its technology are protected by issued and pending patents. See also Item 1. “Business — Patents and Trademarks.”

Licensing

Nutraceuticals

Ester-E®

      On October 31, 2003, we entered into a license agreement with Vital Health that grants us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. A subsequent agreement entered into on August 4, 2004, extends the terms of the original agreement to give us extensive rights in the animal dietary supplement market in these countries. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Two of such patents were issued while other patent applications are still pending. We also have a right of first refusal for all other international human dietary supplement markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented tocopheryl phosphate technology to produce its Ester-E® product tailored for the dietary supplement market. Under the agreement, starting in fiscal 2005 we are required to make royalty payments based on certain levels of sales volume. Additionally, we are subject to minimum annual royalty payment amounts, as defined.

Pharmaceuticals

Peridex®

      On January 30, 2001, we signed a license agreement with Xttrium whereby we granted Xttrium the right to use our technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a private label product for distribution in certain markets.

ViziLite®

      In December 2001, we entered into an exclusive agreement with The Trylon Corporation of Torrence, California (“Trylon”) to license the ViziLite® technology. That agreement was modified in October 2003 to reduce the royalties and now provides that we pay Trylon: (i) a 5% royalty on the net sales of the ViziLite® product during the first five years and (ii) a 2.5% royalty on the net sales during the period commencing on the fifth anniversary of the closing date through the tenth anniversary of the closing date after which the royalty payment ends. The license is based on the life of the patents, unless terminated early in accordance with the agreement for certain defaults. This agreement was further modified in March 2004. Under this modification, as of July 31, 2004, we now have the right to acquire either direct ownership or a royalty free license for a ViziLite® product line extension that is the subject of a pending 510(k) application with the FDA.

Biotechnology

OraTest®

      We have entered into agreements for the manufacture, marketing and distribution of our OraTest® products in several foreign countries. These arrangements are currently inactive as a result of our strategic decision to focus our efforts to obtain the requisite clearances from the FDA to bring our OraTest® product to market in the United States.

      Royalty payments would be required should sales of OraTest® product commence in the foreign countries covered by these arrangements.

Governmental Regulation

General

      Our operations are subject to regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of our products. We devote significant time, effort and expense addressing the extensive government regulations applicable to our business. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of such products.

      The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States and the sale of such products in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP’s (current Good Manufacturing Practices). Compliance with cGMP’s requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both our manufacturing facilities and our contract manufacturing plants and laboratories to review compliance with applicable regulations and procedures. The FDA may request a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. If an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

      In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of our products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those respective countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that any clinical studies conducted outside of any country will be accepted by such country and the approval of any pharmaceutical or nutraceutical product in one country does not assure that such product will be approved in another country.

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

      The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. These efforts have resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law, which permits the dispensing pharmacist to substitute a generic drug, if available, for the prescribed brand name product.

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

Ester-C® and Ester-E®

      Dietary supplements and ingredients in dietary supplements are regulated in the United States by the various states and the FDA. The FDA, however, has been the most active governmental regulator of dietary supplements. Under the Dietary Supplement Health & Education Act of 1994 (DSHEA), it is a manufacturer’s responsibility to ensure that its products are safe and properly labeled prior to marketing. One of the ways in which a dietary supplement may be adulterated is if it or one of its ingredients presents “a significant or unreasonable risk of illness or injury” when used as directed on the label, or under normal conditions of use (if there are no directions). A dietary supplement that contains a new dietary ingredient (i.e., an ingredient not marketed for dietary supplement use in the U.S. prior to October 15, 1994) is also considered adulterated unless the dietary supplement contains only ingredients which have been present in the food supply in a form in which the food has not been chemically altered, or for which there is a history of use or other evidence of safety establishing that the dietary ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, will reasonably be expected to be safe and that the supplement itself that contains the dietary ingredient will be reasonably expected to be safe.

      Ester-C® is not considered a new dietary ingredient under the DSHEA because it was marketed before October 15, 1994. Vitamin E also was marketed prior to October 15, 1994. We believe that Ester-E® is not considered to be a new dietary ingredient because its components are not materially different in molecular structure as compared to conventional vitamin E. We believe that we have sufficient information to conclude that the ingredient will not present a significant or unreasonable risk of illness or injury.

      The FDA also regulates the facilities and procedures used to manufacture dietary supplement products in the United States or for sale in the United States. Such facilities must be registered with the FDA under the Public Health Security and Bioterrorism and Preparedness Act of 2002 and all products made in such facilities must be manufactured in accordance with cGMPs. The cGMPs with which we must comply are the Current Good Manufacturing Practice in Manufacturing, Packing or Holding Human Food; however, the FDA has proposed GMPs specific to the manufacturing, packing or holding of dietary supplements with which we must comply when finalized. The FDA announced it expects to finalize those regulations by the end of 2004. We have been preparing for implementation of these GMPs since the proposed rule was published and anticipate no issues with compliance.

      The FDA and the FTC work in tandem to regulate the manufacture and sale of dietary supplements and to enforce laws governing fraud, deception and unfair business practices. The FDA has primary responsibility for claims on product labeling, while the FTC has primary responsibility for claims in advertising. All claims for existing and new products are reviewed with regulatory counsel for risk assessment, and substantiation folders are maintained for each claim.

      In the European Union, a dietary supplement or ingredient must be on an “approved list” before it can be marketed in member countries. Any ingredient currently on the market in Europe but not on the approved list (which includes Ester-C®) must be submitted with a dossier to support its inclusion no later than July 2005. Since we are not currently marketing Ester-E® in Europe, a similar application for Ester-E® is not required by the 2005 deadline.

      In Canada, new regulations governing natural health products, which include vitamin C and vitamin E, were implemented on January 1, 2004. Products on the market prior to that time will be grandfathered, but products not previously on the market and not included in the Canadian compendium of monographs, such as our Ester-E®, will require submission by our customers of an extensive application to support the safety, efficacy, and quality of finished goods containing Ester-E®. We will be preparing a package in fiscal 2005 that our customers can use to submit their finished goods applications.

Zilactin®

      We market Zilactin® products as a treatment for the symptomatic relief of mouth sores (oral mucosal ulcers and lesions), cold sores and swollen gums from teething and toothaches. We do not believe that we are required to file a New Drug Application (“NDA”) covering these uses of Zilactin® products.

      The FDA’s regulation of most of the OTC drug products in the United States (such as our Zilactin® family of products) has been finalized, and we produce and market the Zilactin® family of products in compliance with FDA’s OTC enforcement policy. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

OraTest®

      We have not received final FDA approval for OraTest® and are conducting a phase III clinical trial to include it in an amended NDA. We have made a significant financial investment to obtain FDA approval of the OraTest® product, develop our manufacturing facility and prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product. See additional discussion below under “Cautionary Factors That May Affect Future Results.”

      Although we have received regulatory approval to market the OraTest® product in various Asian and European countries, we are currently not actively marketing in these countries due to our emphasis on obtaining market approval within the United States.

Patents and Trademarks

Ester-C®

      In 1989, three United States patents were issued in connection with Ester-C® nutritional ingredients. All three patents expire in 2007. Twenty-five corresponding foreign patents in countries important to our marketing and distribution strategy have been awarded, with expiration dates ranging from September 2005 in Australia to 2020 in Canada. The first patent covers compositions for administering vitamin C that contain vitamin C metabolites including threonate. The second and third patents cover improvements to the metabolite technology, which enhance the absorption of vitamin C from the Ester-C® formulation and is applicable to a wide variety of other non-prescription and prescription drugs.

      A new international patent application was filed in 2001 covering improved vitamin C compositions that may result in additional patent protection of the improved Ester-C® product for several additional years. Corresponding patent applications are pending in the United States, Europe and eight additional foreign markets. There can be no assurance that any new patents pertaining to the improved Ester-C® product will be issued.

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

      In 2002, a United States patent was granted for “Methods and Compositions for Potentiating Cancer Chemotherapeutic Agents.” This patent is based on cancer chemotherapy research, which showed that two of the vitamin C metabolites found in Ester-C® increased the effects of chemotherapeutic agents. Two related U.S. patents are pending, along with several corresponding foreign applications, one of which has been granted in New Zealand.

      A new patent application was filed in 2003 based on studies that suggest end-use benefits related to anti-oxidant and environmental oxidant stresses. If issued, the patent may prevent any future manufacturer/marketer of a product containing a mineral ascorbate and a vitamin C metabolite as an imitator Ester-C® type of product (after expiration of the Ester-C® patent in 2007) from making claims similar to those specified in the patent. We also filed an International Application along with national applications in Malaysia and Taiwan and will file additional national stage applications early in 2006.

      Several trademarks have been issued by the United States Patent and Trademark Office (“USPTO”) including the following three major trademarks: (i) the Ester-C® trademark; (ii) the EC® logo trademark; and (iii) the C-Flex® trademark. Related trademarks have been issued in 45 countries with trademarks pending in several other countries.

Ester E®

      We entered into a license agreement with Vital Health granting us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. A subsequent agreement extends the terms of the agreement to give us extensive rights in the animal dietary supplement market in these countries. We also have a right of first refusal for all other international human dietary supplement markets under the agreement, the initial term of which expires in 2008, but which can be unilaterally extended by us for the life of the underlying patents. United States and Australian patents have been granted that cover the “Improved Process for Phosphorylation and Compounds Produced by this Process,” while other patent applications are still pending.

      We utilized Vital Health’s patented technology to develop Ester-E® tocopheryl phosphates, a form of vitamin E tailored for the dietary supplement marketplace, at our state-of-the-art Arizona laboratories and manufacturing facility. Ester-E® is formed by joining natural d-alpha tocopherol to a phosphate molecule. The patent-protected process is designed to protect the antioxidant potential of vitamin E during absorption, transport, and storage in the body to assist in the delivery of its nutritional benefits when needed.

      Preliminary animal studies conducted by Vital Health indicate potential advantages for tocopheryl phosphates in absorption and in the support of cardiovascular health. We plan to conduct human clinical trials during fiscal 2005 to support the health benefits of Ester-E®.

      We launched Ester-E® in May 2004. We sell it as a bulk ingredient to nutraceutical manufacturers and promote it directly to consumers through brand-building national advertising. The product began appearing on the shelves of several national retailers in August 2004.

      The application for registration of Ester-E® as a mark was allowed for registration on the principal register. Corresponding trademarks have been issued in eight foreign countries, with applications pending in several others.

Zilactin®

      Two comprehensive United States patents covering present film-forming Zilactin® gel products were issued in 1992 and will expire in 2009. Two additional applications are pending in the United States and in several foreign countries. We own two United States patents related to the dry handle swab assembly in the

Zilactin® Toothache Swabs and Zilactin® Baby Teething Swabs. The trademarks Zila® and Zilactin® are registered in the United States, Canada and in several important foreign countries and there are applications pending to register these trademarks in other countries. Application was made recently for the Zap It with ZilactinTM in the United States. We believe that widespread use of the Zila® and Zilactin® trademark alone and as the dominant features of other marks, such as Zilactin®-B and Zilactin®-L, affords reasonable protection for the family of trademarks in which Zila® is the dominant feature.

Peridex®

      Peridex® as a brand name has become the “gold standard” within the dental industry for prescription oral rinses in both the United States and Canada. Concurrent with the purchase of the Peridex® brand from Procter & Gamble in November 1997, Zila Pharmaceuticals purchased the trademark rights to Peridex®. Accordingly, Procter & Gamble has assigned the Peridex® trademark to us for each country where it has been previously registered. We recorded our trademark assignment for Peridex® with the USPTO in June 1998 and with the Canadian Registrar of Trademarks in July 1998.

ViziLite®

      The December 2001 license agreement with Trylon grants us exclusive and perpetual rights to the ViziLite® technology covered by United States patent numbers 5,179,938 and 5,329,938 issued January 19, 1993, and July 19, 1994, respectively. Together, the patents cover the apparatus and method for endoscopic examination of certain body cavities using a chemiluminescent light source. The license covers reissues and extensions of, along with foreign patents granted and pending based upon, the licensed patents. The ViziLite® trademark was granted registration by the USPTO in December, 2002 and by the European Union in June, 2003.

      We have filed an International Application for a technology that will cover use of the ViziLite chemiluminescent technology entitled “Methods for Detecting Abnormal Epithelial Tissue.”

IST Products

      With the February 1, 2001 purchase of the assets from National Healthcare Manufacturing Corporation (“NHMC”), we purchased the patent rights related to the “Dry Handle Swab Assembly and Unit.” We were issued a new patent covering an improved version of the swab assembly in June 2002, which will expire in 2021. The USPTO issued a certificate of registration for the Innovative® trademark in July 2002.

OraTest®

      When we purchased the shares of CTM Associates, Inc. (“CTM”) in June 1996, we acquired certain technology rights and United States and foreign patent rights related to the OraTest® product. On June 18, 2003, we were granted a patent in the United States covering the method by which our ZTCTM has been shown to detect pre-cancer and cancer cells. The patent is based upon in-vitro studies of the ZTCTM mechanism of action. We now have eight issued United States patents related to ZTCTM and/or the OraTest® product with expiration dates ranging from 2011 to 2020. An additional 27 corresponding foreign patents have been issued and there are pending United States and international applications that would result in coverage of ZTCTM and/or OraTest® related technology by over 300 United States and foreign patents. These patents and pending applications cover: (i) the composition of matter for ZTCTM; (ii) the process for manufacturing ZTCTM; (iii) the methods and products for using ZTCTM to detect epithelial cancer; and (iv) other compounds that are chemically related to Tolonium Chloride for use in detecting epithelial cancer.

      The OraTest® trademark was registered in the United States in June 1998. We also have trademarks registered in Canada, Japan, Taiwan, Israel, Norway, Switzerland, South Africa plus 15 European countries that have signed the European Community Trademark treaty. The trademark OraScreen® was registered in Australia, Austria, Benelux, France, Germany, Italy, Spain, Switzerland, Ireland, United Kingdom, Canada, Japan and New Zealand.

Employees

      As of July 31, 2004, we had a total of 142 employees. No employees are represented by a labor union. We believe our relationship with our employees is good.

Available Information

      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Zila, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http:/www.sec.gov.

      We make available free of charge through our internet web-site, www.zila.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission.

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

Uncertainties of Regulatory Approval

      The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized, it may extend the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.

      A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

Introduction of OraTest® in the United States

      We are seeking FDA approval for OraTest® and are conducting a phase III clinical trial to include in an amended NDA. We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA may require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product.

      If FDA approval of the OraTest® product is received, we must establish a marketing and sales force with technical expertise to market directly to the dental profession or we must obtain the assistance of a pharmaceutical company or a distributor with a sales force. There is no assurance that we will be successful in gaining market acceptance of the OraTest® product.

      Based on recent evaluations of the anticipated scope of the clinical program, we believe that our current cash and cash equivalents, along with cash generated internally from our Nutraceuticals and Pharmaceuticals Business Units, will be adequate to fund the OraTest® clinical study to its completion for submission to the FDA review process. There can be no assurances that these amounts will be adequate to support the future clinical study costs if the trial proceeds at a slower rate than expected, the costs increase beyond current estimates or we are unable to sustain our current level of cash flow from operations. Factors that affect the cost and timing of completion of the clinical study include but are not limited to: (i) patient enrollment rates; (ii) tumor formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) protocol modifications. No assurances can be made that the FDA will agree to our proposed program modifications, that the clinical objectives will be achieved or that there will be an enlargement of the post-approval target population or the marketable claims for OraTest®.

      At July 31, 2004, we had approximately $552,000 of OraTest® clinical rinse and swab inventory, ZTCTM drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this drug substance during the next twelve months (i) through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process and (ii) through sales in Europe and Asia prior to the date that we expect sales in the United States. The drug substance currently has shelf lives with expiration dates which will expire through 2006. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond these dates if our plans are delayed. However, no assurance can be given in this regard.

Dependence on Key Products

      Nearly all of our revenues are derived from sales of Ester-C®, Peridex®, and the Zilactin® family of products. If any of these major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Zilactin®, Peridex® and ViziLite® products and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with cGMP could have a material adverse impact on our revenues.

Dependence on Key Customers

      In fiscal 2004, approximately 43% of our revenues were generated from four customers. Receivables due from four of our customers at July 31, 2004, represent 63% of our accounts receivable. A loss of any of these key customers, a reduction in their level of business or a failure to fulfill their obligations due to us could have a material adverse affect on our business, financial condition and results of operation.

Dependence on Key Personnel

      Our success is largely dependent on the efforts and abilities of our senior management. The loss of services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. Additionally, if we are unable to attract and retain key personnel, our business could be harmed.

Commercialization of Ester-E®

      A number of factors could impact our plans to commercialize our new Ester-E® product, including, but not limited to, difficulties in the production process, controlling the costs to produce, market and distribute the product on a commercial scale and our ability to do so with favorable gross margins and otherwise on a profitable basis; the inherent difficulty of gaining market acceptance for a new product in the mass market and especially in a mature market, such as the one for vitamin E supplements; our ability to obtain a price for our Ester-E® product which exceeds that of generic forms of vitamin E; the competition from larger, more established companies with greater resources that are already producing vitamin E supplements; changes in raw material supplies that could result in production delays and higher raw material costs; difficulties in promoting consumer awareness for the new product; and the cost, timing and ultimate results of human efficacy studies that we undertake.

      We can offer no assurances regarding the strength of the patent portfolio underlying Ester-E® or whether patents will issue from any of the pending patent applications related to tocopheryl phosphate or its technology, or if the patents do issue, that any claims allowed will be sufficiently broad to cover the product or production process to effectively limit competition against us is uncertain. Although we intend to defend our proprietary rights, policing unauthorized use of intellectual property is difficult and any patents that may be issued relating to tocopheryl phosphate or its production or to Ester-E® may be challenged, invalidated or circumvented.

Regulatory Issues Relating to Ester-C® and Ester-E®

      We and our Ester-C® and Ester-E® products are subject to risks associated with new federal, state, local or foreign legislation or regulation or adverse determinations by regulators under existing regulations, including the interpretation of and compliance with existing, proposed and future regulatory requirements and dietary supplement and dietary supplement ingredient regulations imposed by the FDA and by other governmental authorities, such as the U.S. Federal Trade Commission with its regulatory authority over, among other items, the efficacy claims made in product labeling and advertising. A regulatory determination or development that affects our ability to market or produce one or more of our products could have a material adverse impact on our business, results of operation and financial condition.

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

Generic Competition

      In the United States, competition with producers of generic products is a major challenge. The loss of any of our products’ patent protection could lead to a significant loss in sales of our products in the United States market.

Dependence on Proprietary Rights

      We rely on a combination of patent, copyright, trademark and trade secret protection, nondisclosure agreements and licensing arrangements to establish and protect our proprietary rights. We own and have exclusive licenses to a number of United States and foreign patents and patent applications, and intend to seek additional patent applications, as we deem appropriate. Whether patents will issue from any of these pending applications or, if patents do issue, it is uncertain that any claims allowed will be sufficiently broad to cover our products or to effectively limit competition against us. Furthermore, any patents that may be issued to us may be challenged, invalidated or circumvented. Litigation may result from our use of registered trademarks or common law marks and, if litigation against us were successful, a resulting loss of the right to use a trademark could reduce sales of our products and could result in a significant damage award. Although we intend to defend the proprietary rights, policing unauthorized use of proprietary technology and products is difficult. International operations may be affected by changes in intellectual property legal protections and remedies in foreign countries in which we do business.

Raw Materials

      Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of nutraceutical and pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers. Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. During 2003 and early 2004, ascorbic acid prices increased substantially. In fiscal 2004, we executed a strategy to lock in a stable, lower cost ascorbic acid supply for a significant part of our anticipated needs by securing three-year supply contracts from two sources at prices below our historical average cost. If ascorbic acid prices decline sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. Additionally, if our sales were to significantly decline, we would be obligated to purchase ascorbic acid in excess of our needs.

Future Capital Requirements and Uncertainty of Future

      The development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We may need to raise additional funds for these purposes and we may seek such additional funding through collaborative arrangements. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

      On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”). The Congress Agreement expired on August 17, 2004. Under the Congress Agreement, Congress provided a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus  3/4 percent per annum. The amount of funds available to us from the line of credit was based upon a percentage of the value of eligible receivables and inventory and was $8.7 million at July 31, 2004. At July 31, 2004, our adjusted tangible net worth was, as defined, $27.0 million compared to a required amount of $12.0 million. There were no borrowings outstanding under this line of credit at any time during fiscal 2004.

      On February 6, 2004, we entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provided a $10 million revolving line of credit on August 17, 2004 upon the expiration of the Congress Agreement and upon the perfection of certain security interests by Wells Fargo. Borrowings will bear interest equal to the prime rate. Funds available under the Wells Fargo Agreement are based upon a percentage of the value of eligible receivables and inventory. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

      Under the Wells Fargo Agreement, we are required to maintain net worth, as defined, and to limit capital expenditures to $1.7 million in fiscal 2005. At July 31, 2004, our net worth, as defined, was $50.2 million compared to the required amount, of $47.0 million. Additionally, payment of dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

      If we continue to incur additional operating losses, reduce the value of our net worth, or incur additional debt we may become out of compliance with the covenants and thus have a reduced ability to borrow under the Wells Fargo Agreement.

Possible Volatility of Common Stock Price

      The market price of our common stock has fluctuated significantly in the past. We believe that announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions of the pharmaceutical industry in general, and developments in regulatory arenas may have caused such fluctuations. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities we issued and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies. We anticipate that the market price of our common stock may continue to be volatile.

Issuance of Preferred Stock

      Our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock related to the IST acquisition. As of July 31, 2004, all of these shares remained outstanding.

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

Interest Rates

      We are exposed to the risk of interest rate fluctuations in connection with our revolving line of credit and the Industrial Development Authority (“IDA”) Bonds outstanding. At July 31, 2004, the carrying values of the IDA Bonds approximated fair value.

Foreign Currency

      We transact business in various foreign countries. Foreign currency exposures are primarily related to, but not limited to, vendor and customer payments and inter-company balances in currencies other than the functional currency. Fluctuations in foreign currencies are not expected to have a material adverse effect on our results of operations.

Required Number of Employees

      Zila Nutraceuticals manufacturing facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to Nutraceuticals for the construction of the facility. In conjunction with the Authority, an Economic Development Agreement with the City of Prescott was entered into, which requires that we maintain at least 50 employees and add additional employees. At July 31, 2004, the Nutraceuticals Business Unit employed 61 individuals, complying with this agreement. There is no assurance we will be able to maintain or add the required number of employees.

Inspection of Manufacturing Facilities

      The FDA, OSHA and other regulatory agencies periodically inspect our manufacturing facilities and certain facilities of our suppliers. Such inspections resulted in the identification of certain minor deficiencies. We developed and implemented action plans to remedy the deficiencies. Should these deficiencies not be remedied to the satisfaction of the regulatory body, product supply could be affected.

New Product Acceptance — ViziLite®

      Recently, we have adjusted our product-to-market strategy for ViziLite® based on our experiences in promoting awareness, education, trial and repeat purchases of this unique product within the dental profession. However, the redirected product rollout strategy is currently in the implementation stage and thus the acceptance of ViziLite® among dental professionals cannot be determined at this time. If sales of ViziLite® do not meet certain minimum levels, an impairment charge may be incurred.

      In May 2004, the Code Revisions Committee of the ADA approved a new dental reimbursement code for oral screening products. Such codes can be used to report dental procedures provided under public and private dental insurance benefit plans. We may be unable to obtain general acceptance of reimbursement by insurance companies of the cost for the ViziLite® product. Such a failure could hamper our efforts to gain market acceptance for ViziLite®.

IST Loss of Principal Customer

      On March 31, 2004, IST’s contract with a major customer expired and as anticipated the contract was not renewed. This customer represented approximately 80% of IST’s net revenues. We are attempting to recoup this lost volume through other new customers, although there are no firm commitments at this time and there can be no assurances that we will be able to do so.

      In September 2004, our Board of Directors reversed an earlier decision to divest the net assets of IST. The reversal was driven by the failure to locate an appropriate strategic buyer at a satisfactory price and by a new Zila product that may be manufactured by IST. No assurance can be given that the new product will be successful or that it or any future customer will replace a meaningful portion of the sales volume IST generated before the loss of its principal customer in fiscal 2004.

Item 2.	Properties

Corporate Headquarters

      On January 31, 2004, we completed the sale and five-year leaseback of our 16,000 square foot corporate headquarters building located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800 for approximately $1.7 million in net cash. The leaseback was accounted for as an operating lease. Monthly lease payments are currently $13,600 increasing to $14,800 in the final year of the lease. The lease has two five-year renewal options with monthly rent beginning at $15,100 and increasing annually to $18,000 at the end of the second five-year renewal option.

Manufacturing Facilities

      We currently lease 13,400 square feet for a manufacturing facility and laboratory in Phoenix, Arizona. This facility produces ZTCTM, which is the active ingredient in the OraTest® product as well as provides technical support and testing for the Zilactin® line of products. The facility is leased under a 56-month agreement, which expires December 31, 2005. We plan to negotiate for the renewal of the lease on these premises. Monthly lease payments are $10,400. Together with our laboratory facilities, we believe that our current manufacturers are capable of performing all necessary production for us. See “Item 1. Business — Manufacturing and Supply.”

      The Nutraceuticals Business Unit owns five acres and occupies a 65,000 square foot facility located at 6735 Inter-Cal Way, Prescott, Arizona 86301. The building features production, laboratory, packaging, storage and shipping areas, as well as a controlled environment, and was financed from Yavapai County Industrial Development Authority Bond proceeds. The construction and move to the facility was completed in the fall of 2000.

      IST leases 14,400 square feet for a manufacturing facility in Antioch, Illinois for the manufacture and distribution of dry handled swab products and probe covers. The facility is leased under a seven-year agreement, which expires January 31, 2008. The lease has an option to renew for an additional three years. Monthly lease payments are $5,700.

Other

      The Pharmaceuticals Business Unit leases a 2,420 square foot storage facility in Phoenix, Az. for certain of its products. This facility is leased under a six-month lease which expires on February 28, 2005 and is renewable at that time. Monthly lease payments are $2,100.

      We are still responsible for three building leases related to the facilities of ZDS, our discontinued dental supply operations. We lease 19,200 square feet within an office/warehouse complex with a current lease rate of $3,300 per month, and lease expiration on December 31, 2004. The full cost of this lease was assumed by the buyer of the ZDS mail order business on November 5, 2001. We lease 7,708 square feet in an office building with a current lease rate of $9,600 per month and lease expiration on December 31, 2004. We lease 4,761 square feet in an office building with a current lease rate of $4,600 per month and lease expiration on

November 30, 2004. This building was subleased October 1, 2002 through November 30, 2004, providing sublease income of $59,000 through the lease period.

Item 3.	Legal Proceedings

      In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court dismissed our request for reimbursement of overpaid royalties. Tinnell filed a motion asking the trial court to certify the issue of our royalty obligation for immediate appeal. In May 2004, we joined the request and also asked the trial court to certify the issue of our right to reimbursement of the overpaid royalties. Tinnell also moved under Rule 54(b) of the Arizona Rules of Civil Procedure for a money judgment in the amount of royalties due under the original agreement based on sales in Canada, up to the time the Canadian patent expired, plus prejudgment interest. We filed an opposition to this motion on the grounds that the royalty contract was completely unenforceable and neither party could assert any claims based on it, neither Tinnell for unpaid royalties nor us for reimbursement of overpayments. Since the judge previously ruled that we could not receive reimbursement, it would be an unenforceable action for any party to be entitled to receive monies.

      We are subject to other legal proceedings and claims, which arise in the ordinary course of business. In our opinion and in the opinion of our legal counsel, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

      Information regarding the market for our Common Stock and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low quotations in dollars per share for our Common Stock as reported by the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).

	High	Low

Fiscal Year Ended July 31, 2004
First Quarter	$4.01	$2.43
Second Quarter	4.97	3.50
Third Quarter	5.53	3.87
Fourth Quarter	5.28	3.81
Fiscal Year Ended July 31, 2003
First Quarter	$1.90	$0.77
Second Quarter	1.20	0.67
Third Quarter	1.69	0.94
Fourth Quarter	3.41	1.37

      The number of stockholders of record of the common stock as of July 31, 2004 and September 30, 2004 were approximately 2,990 and 2,989, respectively. As of July 31, 2004, there are 100,000 shares of our Series B Preferred Stock outstanding.

      We have not paid dividends on our common stock. The policy of our Board of Directors has been to retain future earnings to finance the growth and development of our business. Payment of cash dividends is restricted by the terms of our credit agreements with Wells Fargo Business Credit, Inc.

      On March 11, 2004, we entered into an agreement with a sales representative. Under the terms of the agreement, on June 17, 2004, we issued a warrant to purchase 25,000 shares of our common stock for $4.06 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The warrant will become exercisable on March 31, 2005 if certain defined sales milestones are met by December 31, 2004. We may be required to record non-cash charges in the first and second quarters of fiscal 2005 in connection with the achievement of these product sales milestones.

      On March 14, 2003, we issued warrants to purchase 104,000 shares of our common stock to members of our Medical Advisory Board. The exercise price is $0.98 per share. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

      We entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, we are committed to issue warrants to purchase 30,000 shares of our common stock for $4.00 per share. At July 31, 2003, $28,000 was included in accrued liabilities representing the fair value of the warrants expected to be issued. The warrants were effective as of July 24, 2002 and subsequently issued on November 6, 2003. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

      On December 4, 2001, we acquired the world wide marketing and distribution rights (excluding the Pacific Rim) for the FDA cleared ViziLite® chemiluminescent light technology from Trylon. In connection with the transaction, we issued 2,000,000 shares of restricted common stock, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. Thereafter, we conducted a mediation with Trylon and entered into a mediation settlement on October 15, 2003. This settlement addressed the contractual restrictions affecting 875,000 of the 1,625,000 shares originally delivered to Trylon and the escrow restrictions on the 375,000 shares held in escrow. We further modified the agreements with Trylon on March 26, 2004 and July 31, 2004. Those modifications also addressed the contractual and escrow stock restrictions. As a result of the mediation settlement and the other modifications, on March 26, 2004 we agreed to lift contractual restrictions on 312,500 of the 875,000 shares referred to above. We agreed to lift contractual restrictions on another 312,500 of the 875,000 shares referred to above on July 31, 2004, leaving contractual restrictions on 250,000 shares. The restrictions on these remaining 250,000 shares will be removed, subject to certain exceptions, upon the earlier of (i) the obtaining of the required governmental approvals relating to a product development milestone, if obtained by May 1, 2005 or (ii) December 4, 2011. On June 30, 2004, Trylon forfeited all of its rights to the 375,000 shares subject to the escrow restrictions and the escrow agent returned these shares to us. All 1,625,000 shares issued to Trylon were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act and are restricted within the meaning of Rule 144 under the Securities Act. Subject to the contractual restrictions remaining on 250,000 of the shares, all of those shares may be eligible for sale subject to the holding period and other requirements of that Rule.

      On February 1, 2001, as part of the IST acquisition, we issued 100,000 shares of Series B Convertible Preferred Stock to National Healthcare Manufacturing Corporation for the patent rights and the Antioch, Illinois manufacturing operations for swab products. The Preferred Stock is convertible into shares of our common stock at any time at a conversion ratio of one to one. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the Preferred Stock have no voting rights except as required by applicable law. We paid the holders of the preferred stock dividends of $19,500 during 2004, $49,000 during 2003 and $29,000 during 2002. Accumulated accrued dividends are $39,000 as of July 31, 2004. No dividends were paid in 2001. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

      On September 21, 2000, we issued a warrant to purchase 15,000 shares of our common stock to a financial advisor. The warrant was issued pursuant to the terms of a consulting agreement and 7,500 of the shares underlying the warrant have an exercise price of $4.00 per share and 7,500 of the shares have an exercise price of $5.00 per share and the warrant expires on September 21, 2008. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Issuer Repurchase of Equity Securities

      We did not repurchase any of our equity securities during fiscal 2004.

Item 6.	Selected Financial Data

      The following tables summarize selected financial information derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. (Dollars in thousands, except per share amounts.)

	Fiscal Year Ended July 31,

Statement of Operations Data:	2004	2003		2002	2001	2000

Net Revenues	$49,428	$47,107		$34,872	$30,711	$36,608
Net Income (Loss) from Continuing Operations Before Accounting Change	(4,337)	11,360	(1)	(11,338)	(6,269)	3,177	(3)
Net Income (Loss) Attributable to Common Shareholders	(4,376)	7,246	(2)	(12,069)	(6,390)	3,344
Basic and Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$(0.10)	$0.16		$(0.27)	$(0.15)	$0.08

	At July 31,

Balance Sheet Data:	2004	2003	2002	2001	2000

Current Assets	$30,122	$35,326	$20,810	$34,090	$31,380
Total Assets	62,109	69,020	57,361	75,603	77,041
Current Liabilities	7,696	11,544	7,427	15,803	11,377
Long-Term Debt	3,650	3,728	3,610	4,153	4,549
Total Liabilities	11,880	15,272,	11,038	19,956	15,926
Series B Convertible Preferred Stock	463	463	463	463	—
Shareholders’ Equity	50,228	53,748	46,323	55,646	61,114

(1)	Includes $14.8 million contract settlement gain from our former contract research organization (see Note 5)

(2)	Includes adoption of SFAS No. 142, “Goodwill and Other Intangibles Assets,” in which we recorded a charge of $4.1 million reported under the caption “Cumulative effect of accounting change” on our Consolidated Statements of Operations.

(3)	Includes a gain of $4.7 million primarily related to the sale of assets of in our subsidiaries, Zila Technology, Inc. and Integrated Technologies, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Cautionary Factors that May Affect Future Results” on Page 16 of this Form 10-K and below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flow and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

      Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain or expand distribution within new or existing channels of trade; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (ix) adverse changes in or interpretations of government regulations, especially those related to dietary supplements and ingredients in dietary supplements and those related to OTC products; (x) our suppliers and our ability to comply with current and proposed GMP’s and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers and our customer’s ability to repay obligations due to us; (xiii) our ability to keep and attract key management employees; (xiv) our inability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our inability to protect our intellectual property; (xix) charges resulting from an impairment of our goodwill, intangible assets and other long-lived assets; (xx) future decreases in the cost of ascorbic acid that may result in purchases under our supply arrangements at prices above market; (xxi) our ability to gain market acceptance of our ViziLite® and Ester-E® products; (xii) our ability to replace the loss of IST’s principal customer with new business; and (xxiii) a general downturn in the national economy as a whole.

      Included among the factors affecting the OraTest® product are: (i) successful completion of the clinical program; (ii) the FDA’s decision regarding our proposed modifications for the OraTest® clinical program; (iii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iv) the FDA’s ultimate decision regarding the OraTest® clinical program and product; (v) the length, size and expense of our clinical program and the FDA review process; (vi) stability of the ZTCTM drug substance; (vii) the limitations on indicated uses for which the OraTest® product may be marketed if we receive FDA approval; and (viii) if approved, the market reception to the OraTest® product and any post-marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Overview

      You should read the following discussion and analysis together with the financial data in the section labeled “Selected Financial Data” and with our audited Consolidated Financial Statements and Notes thereto.

      We are an innovator in preventive healthcare technologies and nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. Our Business Units are aligned as follows:

•	Zila Nutraceuticals, manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E.

•	Zila Pharmaceuticals, manufacturer and marketer of superior products to promote oral health and prevent oral disease, including the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of OTC oral care products and the plastic molded products of Zila Swab Technologies, Inc. (“IST”).

•	Zila Biotechnology, a research, development and licensing business specializing in pre-cancer/ cancer detection through its patented Zila Tolonium Chloride and OraTest® technologies, which are in FDA phase III clinical studies.

      Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® product clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our earnings before interest, taxes, depreciation and amortization (“EBITDA”) would be at a near break-even level. We expect to continue with this goal until such time as we obtain the requisite clearances from the U.S. Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as our new Ester-E® product, and other such variables and risk factors, can and do influence our ability to accomplish this goal. We fell short of this goal in fiscal 2004 due primarily to the impact of abnormally high ascorbic acid costs that reduced our profit margins on our Ester-C®products, the delay in the commercial launch of Ester-E® until May 2004, and increased biotechnology investment. See page 16 for further discussion of the risk factors that we face in our businesses. Additionally, our level of future research and development activities, and the associated cost, will likely trend above our historical levels as we accelerate our efforts to advance our clinical program. Unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during such period.

      We believe that our current cash balances, cash generated from our operations, net proceeds from our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continuation of the launch of Ester-E® and anticipated capital expenditures during this period.

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

      No assurances can be made that the FDA will agree to our proposed program modifications or that the clinical objectives will be achieved. We have assimilated and implemented the FDA’s non-binding comments to our proposed program modifications and we have submitted our revised clinical test protocols for FDA review. We are awaiting the FDA’s input regarding these revised protocols. In the meantime, we continue to collect patient data from our on-going phase III clinical trial and we are preparing for execution of the modified program.

      In March 2004, our Board of Directors authorized the divestiture of the net assets of IST, our plastic molded products manufacturing subsidiary, in order to focus on our core business operations. IST is included within our Pharmaceuticals Business Unit. In September 2004, our Board of Directors reversed the divestiture decision and withdrew IST from the market. IST has been determined by management to be the best available sourcing option for a new product that is being developed and therefore its importance to future operations has changed. Furthermore, no acceptable purchase offer was produced by the effort to market IST. In the first quarter of fiscal 2005, IST will be reclassified as “held and used” under the requirements of SFAS No. 144 — “Impairment and Disposition of Long-lived Assets.”

      Effective March 31, 2004, IST’s contract with a major customer expired. Sales under this contract represented approximately 80% of IST’s net revenues. Cost reduction measures underway at IST should mitigate part of the loss of net revenues at IST until new customers can be obtained.

Results of Operations

Fiscal Year Ended July 31, 2004 Compared to Fiscal Year Ended July 31, 2003

Total Company

      Net revenues increased 4.9% to $49.4 million for fiscal 2004, compared to revenues of $47.1 million for fiscal 2003. The increase is due to a 10.2% net revenue increase in the Nutraceuticals Business Unit offset by a 3.8% decrease in the Pharmaceuticals Business Unit. When the net revenues of the discontinued Saw Palmetto oil product line are removed from both years, net revenues increased 23.9% at the Nutraceuticals Business Unit and 12.7% for the total Company. Increased spending in advertising and promotional programs and the commercial introduction of our new Ester-E® product contributed to the sales gains.

      Cost of products sold as a percentage of net revenues for fiscal 2004 decreased to 39.3% from 42.2%. This decrease is due primarily to the lower relative cost of product at IST resulting from a March 2003 selling price increase and the effect of sales of the low margin saw palmetto products in the prior year in our Nutraceuticals Business Unit as we sought to liquidate our remaining inventories. These reductions were offset by an increase in the cost of products for our Ester-C® caused primarily by a $3.0 million increase in the cost of ascorbic acid, principally in the first half of fiscal 2004. Also, to a lesser extent, the reductions in our cost of products were offset by increased product costs related to promotional activities and increased manufacturing costs in the Pharmaceuticals Business Unit.

      Marketing and selling expenses as a percentage of net revenues for fiscal 2004 increased to 24.6% from 20.9%. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®, and increased marketing support for certain Pharmaceuticals Business Unit products.

      General and administrative expenses were $13.0 million, or 26.3% of net revenues, for fiscal 2004, compared to $12.7 million, or 26.9% of net revenue, for fiscal 2003. In fiscal 2004, legal fees of $900,000 associated with the Beutlich and Trylon settlements offset cost reductions over the previous year.

      Severance and related charges of $350,000 in connection with employee terminations, recruiting fees and relocation expenses were incurred in fiscal 2004, compared to $1.3 million incurred in fiscal 2003. Higher severance and related charges were incurred in the prior year due primarily to the significant changes in our management and the resulting reorganization.

      Research and development expenses increased $1.8 million, or 44.2%, to $6.0 million for fiscal 2004 from $4.1 million for fiscal 2003. The increase is due primarily to an increase in the OraTest® phase III clinical program expenses of $1.9 million, or 51.7%, and included a non-cash charge of $72,000 discussed below in the Biotechnology Business Unit section.

      An impairment charge of $289,000 was recorded in the Pharmaceuticals Business Unit in the fourth quarter of fiscal 2004.

      Depreciation and amortization expenses increased $254,000, or 10.5%, to $2.7 million for fiscal 2004 from $2.4 million for fiscal 2003. The increase in depreciation and amortization relates to expenditures for property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals business units. These increases were mitigated by the suspension of depreciation and amortization of IST’s property and equipment and patents and trademarks in April 2004 as a result of our decision to divest the net assets of IST.

      On January 30, 2004, as part of our strategy to employ financial assets in core business competencies, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash. We realized a pre-tax gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease.

Nutraceuticals Business Unit

      A number of factors have influenced the unit revenue growth, strong profitability and other financial performance of the Nutraceuticals Business Unit in 2004, including:

•	Growing consumer awareness and trial of Ester-C® in response to increased media and promotion investment and improved advertising;

•	The commercial introduction of our Ester-E® tocopheryl phosphates, an enhanced form of natural vitamin E and the first line extension under our successful “Ester” umbrella of products;

•	Negotiation of supply agreements for ascorbic acid that will provide a substantial portion of our annual requirements at prices equivalent to historical averages, providing cost predictability for our Ester-C® products;

•	A controlled exit from the saw palmetto market, liquidating all remaining inventory at pricing that offsets our carrying value; and

•	Reducing general and administrative costs from fiscal year 2003 despite significant volume growth.

      Net revenues for the Nutraceuticals Business Unit for fiscal 2004 increased 10.2% to $32.4 million compared to $29.4 million for fiscal 2003. This growth was driven by an 18.0% increase in Ester-C® net revenues for fiscal 2004 over fiscal 2003 and the introduction of Ester-E® in May 2004. These increases were offset by the sharp reduction in saw palmetto oil products revenue in fiscal 2004 as we exited that business. Excluding saw palmetto, Nutraceuticals net revenues grew by 23.9% in fiscal 2004. Domestic net revenues for Ester-C® grew by 24.5% in fiscal 2004. The growth in Ester-C® net revenues was driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development. In 2004, we completed our strategic withdrawal from the saw palmetto market by selling our remaining small inventory of saw palmetto powder in the normal course of business.

      Cost of products sold as a percentage of net revenues for the Nutraceuticals Business Unit decreased to 37.5% for fiscal 2004 compared to 40.6% for fiscal 2003. This decrease resulted primarily from the effect of sales of the low margin saw palmetto products in the prior year as we sought to liquidate our remaining inventories and to a lesser extent sales of higher margin Ester-E® product. Offsetting this decrease was an increase in the cost of products for our Ester-C®. This increase was caused primarily by a $3.0 million increase in Ester-C® cost of products sold due to higher costs of ascorbic acid, principally in the first half of fiscal 2004.

      Ascorbic acid is the principal raw material in our Ester-C® products and is subject to periodic price fluctuations. While ascorbic acid prices rose dramatically during fiscal year 2003 and during the first half of fiscal year 2004, we have obtained a supply of ascorbic acid for a substantial portion of our anticipated requirements from two sources and at prices equivalent to our historical averages, providing cost predictability through the three-year terms of the agreements. Pricing under one of these agreements can fluctuate within a defined ranged based on foreign currency rates. On April 1, 2003, a price increase for Ester-C® products was instituted to partially offset the effects of the higher ascorbic acid prices.

      The fiscal year 2004 growth of Ester-C® continued to be driven principally by increased media spending, up 34.0% over the prior year. This sustained media investment, focused on increasing brand awareness for Ester-C® and introducing our Ester-E®, and this increase in media spending, led to significant distribution gains, high impact retail promotion and new manufacturer/ marketer customers.

      The Nutraceuticals Business Unit demonstrated gains in operating efficiency during 2004. The increase in net revenues for the year was achieved while spending on General and Administrative costs decreased for fiscal 2004 compared to the prior year as a result of reduced legal and employee related costs.

      During fiscal 2004, we made progress towards completion of our $524,000 second-phase Ester-C® production expansion project to double our capacity to support approximately $60 million in annual revenue. We also completed the $100,000 installation of our Ester-E® production line and constructed a pilot plant facility for new product development and current production optimization. The capital expenditures completed in fiscal 2003 resulted in a 30% increase in Ester-C® production capacity.

Pharmaceuticals Business Unit

      The Pharmaceuticals Business Unit has more complex operations than our Nutraceuticals Business Unit since it competes in multiple markets (consumer packaged goods, direct to dental professionals, sales to dental distributors via independent reps and swab applications) with four distribution methods (wholesalers, master distributor arrangement, independent sales representatives and direct sales team). The key factors influencing the Pharmaceuticals Business Unit’s financial performance and operations during fiscal 2004 include:

•	Stabilizing declining Zilactin® sales through improved marketing efforts;

•	Strengthening the position of Peridex® in the direct to dental market through the introduction of new dispensing offerings;

•	A disciplined product rollout of ViziLite® that resulted in improving sales trends;

•	Cost of goods increases for production due to supplier changes and an increase in regulatory compliance; and

•	Loss of a major IST customer.

      Net revenues for the Pharmaceuticals Business Unit for fiscal 2004 decreased 3.8% to $17.0 million compared to $17.7 million for fiscal 2003. Decreased revenues for our Peridex® product, driven largely by softer United States wholesaler demand, were primarily responsible for this decline. Net revenues of the Zilactin® line of products were essentially flat for fiscal 2004 as we discontinued our Baby Teething products. Net revenues for the Pharmaceuticals Business Unit include the net revenues of IST. Our contract with IST’s major customer expired on March 31, 2004, and our net revenues from IST declined significantly during the balance of fiscal 2004. IST is actively pursuing new customer arrangements to mitigate the loss of net revenues. There can be no assurances that it will be successful in this regard. An impairment charge of $289,000 was recorded in the Pharmaceuticals Business Unit in the fourth quarter of fiscal 2004.

      Cost of products sold as a percentage of net revenues for the Pharmaceuticals Business Unit decreased to 43.0% during fiscal 2004 from 44.3% for fiscal 2003, primarily due to lower cost of product at IST offset by an increase in Zilactin® product costs. The relative lower cost of product at IST resulted from a March 2003 selling price increase for products made for our major customer and to a lesser extent from improvement in manufacturing efficiencies due to the full utilization of new machinery installed in fiscal year 2003. The Zilactin® increase was due to the higher cost of promotional events, along with increased production costs incurred as the transfer of certain Zilactin® product production to a contract manufacturer was completed.

      For Zilactin®, during fiscal 2004 we saw a continuing trend towards intense media and consumer-oriented advertising competition from several rival products. As a result of our advertising and promotional efforts, we were able to stabilize our sales base and achieve a slight increase in sales for the year. Because consumer research points to a large group of consumers who are not loyal to any specific brand, we have tailored our marketing program to improve positioning and packaging of the products in an attempt to increase awareness and shelf impact to reach new users.

      In 2004, Peridex® efforts were focused around strengthening our position in the direct to dental market, exclusively distributed by Omnii, through the introduction of a 64 oz. dispensing unit and a 4 oz. convenience bottle. Product development activities were initiated to counter inroads made by generic equivalents and resulted in a 4.4% increase over the prior year in our “direct-to dentist” unit sales.

      During 2004, we continued to fine-tune our product-to-market strategy for ViziLite® based on our experience relating to the requirements for achieving awareness, education, trial and repeat purchases of this unique product within the dental profession. A network of independent representatives was contracted to serve as an overlay to the national network of distributors carrying ViziLite®, as well as to bring additional focus to the device during distributor representative sales calls. Additionally, the American Dental Association in May established a new reimbursement code intended to cover the ViziLite exam. The new code is expected to be available for use beginning in January 2005. Reimbursement codes can be used to report dental procedures provided under public and private dental insurance benefits plans. Obtaining insurance reimbursement from specific carriers is a separate process. We are now engaged in this process for our ViziLite®product.

Biotechnology Business Unit

      A number of factors have influenced the financial results for the Biotechnology Business Unit in 2004, including:

•	Increased spending for the OraTest® product phase III clinical program;

•	Selecting new regulatory consultants and continued development of a commercialization strategy for the OraTest® product;

•	Proposed modifications to the current OraTest® clinical program submitted to the FDA aimed at reducing its overall duration and total cost;

•	Renegotiation of the General Services Agreement with Quintiles Transnational Corp. (“Quintiles”), our contract research organization, to support the modifications to our clinical program;

•	Expanded use of our Medical Advisory Board, whose members are some of the world’s leading researchers in the field of head and neck cancer, to assist in development of our regulatory strategy to reduce the cost and duration of our current clinical program and in development of our product commercialization strategy;

•	Emphasizing the U.S. domestic market sales potential and de-emphasizing European and Asian marketing efforts; and

•	Evaluation of other Tolonium Chloride pre-cancer and cancer detection applications.

      Revenues from sales of the OraTest® product in the United Kingdom and the Pacific Rim area were nominal during fiscal 2004 and 2003, as we focused on obtaining FDA approval in the United States.

      Total operating expenses for the Biotechnology Business Unit were $7.3 million for fiscal 2004, a 34.8% increase over the $5.4 million for fiscal 2003. This was driven by an increase of approximately $1.9 million, or 51.7%, in the clinical program expenses related to the OraTest® product and a non-cash charge of $72,000. As more fully described in Note 2 to the Consolidated Financial Statements, this non-cash charge relates to the removal of contractual restrictions on common stock held by The Trylon Corporation in recognition of its achievement of a product development milestone.

      We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the launch of Ester-E® and anticipated capital expenditures.

Fiscal Year Ended July 31, 2003 Compared to Fiscal Year Ended July 31, 2002

Total Company

      Net revenues for the year ended July 31, 2003 were $47.1 million, a 35.1% increase compared to the $34.9 million for the year ended July 31, 2002. Due to this net revenue increase our loss from operations improved from a loss of $7.1 million in 2002 to a loss of $3.4 million in 2003. Income from continuing operations turned around significantly from a loss from continuing operations before accounting changes of $11.3 million in 2002 to income from continuing operations in 2003 of $11.4 million as a result of the gain from the settlement with our former contract research operator and the sale of our investment in PracticeWares. We believe that other factors contributing to these improvements were our focus on our three Business Units, our core competencies and investment in needed infrastructure.

      On a segment basis, the main driver of growth in net revenues was a 50.4% increase in the net revenues of the Nutraceuticals Business Unit, to $29.4 million in 2003 from $19.6 million in 2002. This represented 62.5% of net revenues and 64.2% of the gross margin in 2003. This growth was due primarily to an increased market acceptance of and demand for Ester-C® tracing to effective consumer advertising and media investment aimed at building broadscale brand awareness and to overhead cost controls. The Pharmaceuticals Business Unit increased its net revenues 16.2%, to $17.7 million in 2003 from $15.2 million in 2002, representing 37.5% of our net revenues and 36.2% of the gross margin in 2003. Net revenues for the Biotechnology Business Unit were not significant as we concentrated on continued execution of the FDA phase III clinical program for OraTest®.

      Cost of products sold as a percentage of net revenues increased to 42.2% for the year ended July 31, 2003 compared to 33.5% for the year ended July 31, 2002. The increase was caused by the higher percentage of sales of the Palmettx® line which was essentially sold at cost, higher percentage sales of the IST product line and higher costs of ascorbic acid which depressed the Ester-C® gross margins.

      Marketing, selling, general and administrative costs for the year ended July 31, 2003 were $22.5 million, an increase of $701,000 or 3%, compared to the $21.8 million for the year ended July 31, 2002. This increase was primarily due to $339,000 in accounting and legal costs related to the 2002 restatement of our financial statements, $200,000 in additional insurance costs and $190,000 in additional personnel costs.

      Severance and related charges for the year ended July 31, 2003 were $1.3 million compared to $0 (zero) for the year ended July 31, 2002 due primarily to the significant change in our management and the resulting reorganization.

      Research and development costs for the year ended July 31, 2003 were $4.1 million, a decrease of approximately $600,000 or 12.7%, compared to the $4.7 million for the year ended July 31, 2002. This decrease is due to reduced ViziLite® costs as we moved from product development to product marketing activities. OraTest® clinical research increased 16.9% from $3.1 million to $3.6 million.

      An impairment charge of $141,000 was recorded in fiscal 2003 in connection with certain assets related to the Pro-TiesTM product line.

      Depreciation and amortization costs for the year ended July 31, 2003 were $2.4 million, a decrease of approximately $1.1 million or 30%, compared to $3.5 million for the year ended July 31, 2002. This decrease is due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the requirements of this SFAS, goodwill is no longer amortized.

Nutraceuticals Business Unit

      A number of factors influenced the unit revenue growth, strong profitability and other financial performance of the Nutraceuticals Business Unit in 2003, including:

•	Growing consumer awareness and trial of Ester-C® in response to increased advertising and promotion support;

•	A controlled exit from the saw palmetto oil market, liquidating all remaining oil inventory at pricing that offset nearly all of our carrying value;

•	Controlled overhead costs, with general and administrative expenses unchanged from fiscal year 2002 despite significant volume growth;

•	Rapidly increasing costs of ascorbic acid eroding Ester-C® gross margins;

•	An April 2003 10% price increase for Ester-C® product and our strategic sourcing initiative to provide stable supplies and costs; and

•	Addition of a second vertical mixer in our Prescott facility, providing a 30% increase in Ester-C® production capacity.

      Net revenues for fiscal 2003 were $29.4 million, a 50.4% increase compared to the $19.6 million reached in fiscal 2002. Driving this growth was the patented Ester-C® brand, which leveraged its position as a leading branded, enhanced vitamin C to achieve a 51% increase in net revenues. Fiscal 2003 also marked the complete sell through of our saw palmetto oil inventory, delivering revenue of $3.3 million, roughly equivalent to our carrying cost. This controlled exit generated cash, as the inventory was not replenished.

      Cost of products sold, as a percentage of net revenues was 40.6% for fiscal year 2003 and 36.8% for fiscal 2002. This increase in product costs is attributable to selling our saw palmetto inventory at approximately our carrying value, generating zero gross margins, and the impact of escalating ascorbic acid prices on the finished product cost of Ester-C®. We undertook a strategy to lock in ascorbic acid supplies for the majority of our raw material needs through long term contracts to secure stable, reduced prices. Further, the Nutraceuticals Business Unit implemented a 10% price increase to partially offset the fiscal year 2003 ascorbic acid cost increases.

      The fiscal year 2003 growth of Ester-C® was driven principally by a second consecutive year of increased media spending, as total marketing and selling expense was up 15.5% versus the prior year. This sustained media investment, focused on increasing brand awareness for Ester-C®, and the resulting increase in retail sales, led to significant distribution gains, high impact retail promotion and new manufacturer/ marketer customers.

      The Nutraceuticals Business Unit demonstrated gains in operating efficiency during 2003. The 50% increase in revenue for the year was achieved without increases in dollar spending on General and Administrative costs for fiscal 2003 compared to the prior year.

      An Ester-C® capacity expansion project was completed during July 2003. A second vertical mixer was added to the Ester-C® production area at a cost of approximately $160,000. This project yielded a 30% increase in Ester-C® output capacity. This project represented the completion of the first phase of capacity expansion. The second phase, which was initiated in July 2003 will represent a $600,000 capital expenditure and will double Ester-C® production capacity to support approximately $60 million in revenue.

     Pharmaceuticals Business Unit

      The key factors influencing the Pharmaceutical Business Unit’s financial performance and operations during fiscal 2003 included:

•	Declining Zilactin® sales, offset by an increase in Peridex® sales, an increase in IST sales and a disciplined product rollout of ViziLite®;

•	Cost of goods increases for production due to a change in suppliers and an increase in regulatory compliance;

•	Product shortages as a result of delays in qualifying and transitioning to new suppliers;

•	Management turnover; and

•	Unit volume growth at IST.

      Net revenues for fiscal 2003 were $17.7 million, a 16.2% increase or $2.5 million, compared to the $15.2 million for fiscal 2002. In fiscal 2003, Zilactin® sales declined from the prior year while Peridex® sales increased. For fiscal 2003, ViziLite® sales were nominal as we built critical infrastructure, completed key clinical studies and performed education and training as we continued our launch of the new product. IST experienced growth with sales up $3.7 million or 322.2% in fiscal 2003 compared to the prior year.

      Cost of products sold, as a percentage of net revenues was 44.3% for fiscal 2003 compared to 28.8% for fiscal 2002. This increase is attributable to cost increases in the Zilactin® line and a shift in product mix toward the lower margin IST products. During 2003, cost of products sold for the Zilactin® line increased over 2002 due primarily to non-recurring increased production costs related to the transition to qualified new suppliers. For Peridex®, cost of products sold decreased in 2003 as the mix of higher margin U.S. wholesale sales grew to 46% from 35% in the prior year. At IST, cost of products sold also increased due to a higher percentage of sales of lower margin products.

      For Zilactin®, fiscal 2003 marked the second year of intense media and consumer-oriented advertising competition from several rival products resulting in a significant decline in retail sales for the year. Because consumer research points to a large group of consumers who are not loyal to any specific brand, we have tailored our marketing program to improve positioning of the products in an attempt to increase awareness and shelf impact to reach new users.

      In fiscal 2003, Peridex® improved its performance due to expanded sales to its exclusive distributor to the dental profession coupled with a substantial increase in sales to the drug wholesale market. Gross margins improved in fiscal 2003 due to a higher percentage of sales into the higher margin drug wholesale market. Based on distributor demand, we developed new packaging geared toward the in-office market for rinses and we are investigating product development activities to counter inroads made by generic equivalents.

      During fiscal 2003, we adjusted our product-to-market strategy for ViziLite® based on our experience relating to the process required to achieve awareness, education, trial and repeat purchases of this unique product within the dental profession. We realized that the original strategy which provided an exclusive distribution right to a large national distributor would not provide sufficient contact with individual dentists. Therefore, a network of independent representatives was contracted to manage a national network of distributors. We are now determining the needed level of additional support for educating and converting interested dentists to trial as well as securing a stream of repeat purchases.

      IST achieved a settlement of the Matrixx litigation matter in 2003. In fiscal 2003, Matrixx represented over 70% of IST sales and 5.2% of our gross margin. Thus, the successful settlement of this matter which enforced our price increase and extended our supply contract through March 2004 ensured a profitable fiscal 2003. However, we lost this customer in March 2004 when our contract expired.

     Biotechnology Business Unit

      A number of factors have influenced the financial results for the Biotechnology Business Unit in 2003:

•	Transitioning the OraTest® clinical program to Quintiles Transnational;

•	An investment by PharmaBio in the OraTest® program;

•	Accelerated phase III clinical trial spending;

•	Achieving a $20 million settlement with our former contract research organization;

•	Selecting new regulatory consultants and development of a new commercialization strategy for OraTest®;

•	Emphasizing the U.S. domestic market sales potential and de-emphasizing European and Asian marketing efforts; and

•	Evaluation of other Tolonium Chloride pre-cancer and cancer detection applications.

      In December 2002, we contracted with Quintiles, the world’s largest pharmaceutical services company, to take over as our new contract research organization for the continuing phase III clinical program of our OraTest® oral cancer detection product. Through its product development group, Quintiles provided us with a full range of drug development services focused on helping us achieve regulatory success. Also, PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles made a $500,000 investment in our Company in exchange for a royalty payment based on U.S. and European OraTest® sales until they have received a maximum return of $1.25 million.

      Total operating expenses for the Biotechnology Business Unit were $5.4 million for fiscal 2003 compared to $5.5 million for fiscal 2002. However, while total costs decreased 1.8%, the clinical program investment for OraTest® increased from $3.1 million in fiscal year 2002 to $3.6 million in fiscal year 2003, an increase of $521,000 or 16.9%. With the April 2003 settlement of a dispute with our former contract research organization and the approximately $14.8 million in net cash proceeds, along with internally-generated cash, we currently anticipate we will be able to fund the clinical program to FDA marketing clearance, assuming that it is achieved.

      With the creation of the Medical Advisory Board in late 2002, we aligned ourselves with some of the world’s leading researchers in the field of head and neck cancer. The input of this board was critical in the selection of our new contract research organization, the development of an improved regulatory strategy to reduce the cost and duration of our current clinical program and establishment of the groundwork for product commercialization.

      Substantially all of our efforts are focused on the OraTest® product FDA phase III clinical study with little emphasis, funding and resources given towards international marketing efforts.

     Inflation and Seasonality

      Inflation has had no material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

     Overview

      Our liquidity needs arise from working capital requirements, the funding of our OraTest® clinical program and the launch of our new products, ViziLite® and Ester-E®, and debt service. We have met these cash requirements through our cash and cash equivalents, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs.

      Significant items in 2004 that improved our liquidity and cash position were the sale of our corporate headquarters and the five-year leaseback of this facility for net cash of $1.7 million, the return of $1.1 million of deposits and a reduction in our inventory levels of $1.3 million, or 16.1%, while sales increased 4.9%.

      At July 31, 2004, our primary sources of liquidity included cash and cash equivalents of $11.7 million and the line of credit discussed below. This compares to cash and cash equivalents of $16.2 million at July 31, 2003. Excess cash and cash equivalents are invested primarily in money market accounts. Our working capital was $22.4 million at July 31, 2004 compared to $23.7 million at July 31, 2003. The primary reason for the decrease of $4.5 million in our cash and cash equivalents was the funding of our operating loss and debt service, the reduction in our accounts payable, the placement of $517,000 of cash collateral, and capital expenditures for property and equipment and intangibles. These uses of cash were offset by the proceeds from the sale leaseback of our corporate headquarters facility and proceeds from the issuance of common stock under our employee stock programs. Our current ratio was 3.9 at July 31, 2004, compared to 3.1 at July 31, 2003.

      We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the launch of Ester-E® and anticipated capital expenditures.

     Operating Activities

      Operating activities for fiscal 2004 used cash of $3.6 million. The primary components in this use of cash were: (i) the funding of our loss of $4.3 million, offset by non-cash items of $2.8 million related primarily to depreciation and amortization; and (ii) a $3.7 million reduction in our accounts payable and accrued liabilities, offset by cash provided from the $1.6 million net reduction in our operating assets.

      Significant changes in operating assets and liabilities were comprised of (i) an increase in accounts receivable of $1.3 million due to increased sales in the fourth quarter; (ii) a decrease in inventory of $1.3 million through improved working capital management; (iii) a decrease of $1.6 million in prepaid expenses and other assets resulting primarily from the return of cash deposits from our contract research organization; and (iv) a decrease in accounts payable and accrued expenses of $3.7 million, primarily in the Nutraceuticals and Pharmaceuticals Business Units, to be more in line with industry standards.

     Investing Activities

      Net cash used in investing activities was $279,000, related primarily to $2.0 million used for capital asset purchases and expenditures for patents and trademarks, offset by net proceeds of $1.7 million received from the sale and leaseback of our corporate headquarters.

      Capital expenditures for property and equipment of $1.3 million in fiscal 2004 was directed toward investment in new computer systems for financial reporting and investment in production expansion at the Nutraceuticals Business Unit. Capital spending in the Nutraceuticals Business Unit was focused on modification of existing infrastructure and equipment to enable development and commercial production of Ester-E®, purchase of manufacturing equipment that will be installed in the first quarter of fiscal year 2005 that will increase production capacity and assure continuity of production of Ester-C® and construction of a pilot plant for new product development and existing product optimization.

      Intangible asset expenditures for patent and trademarks were $724,000 in fiscal 2004. Our most significant expenditures were for the licensing rights and trademarks for Ester-E® and patent and trademark expenditures in the other business units.

     Financing Activities

      Net cash used by financing activities was $591,000 related primarily to the pay down of the outstanding principal balance of the bonds related to Zila Nutraceuticals facility and other borrowings and the deposit of $517,000 into a restricted cash collateral account related to the replacement letter of credit obtain for the Zila Nutraceuticals industrial revenue bonds. These expenditures were offset by the proceeds of $653,000 received from the issuance of common stock under our employee stock option and stock purchase programs.

     Income Taxes

      At July 31, 2004, we had net operating loss (“NOL”) carry forwards for federal tax purposes of approximately $11.4 million that expire in years 2009 through 2024. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses.

     Credit Facilities

      On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”). The Congress Agreement expired on August 17, 2004. Under the Congress Agreement, Congress provided a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus  3/4 percent per annum. The amount of funds available to us from the line of credit was based upon a percentage of the value of eligible receivables and inventory and was $8.7 million at July 31, 2004. There were no borrowings outstanding under this line of credit at any time during fiscal 2004. Obligations under the Congress Agreement were collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guarantee the obligations under the Congress Agreement. Under the Congress Agreement, payment of cash dividends was restricted and we were also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2004, our adjusted tangible net worth was $27.1 million, as defined, compared to a required amount of $12.0 million.

      On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit effective on August 17, 2004 upon the expiration of the Congress Agreement and upon the perfection of certain security interests by Wells Fargo. Borrowings will bear interest equal to the prime rate. Funds available under the Wells Fargo Agreement are based upon a percentage of the value of eligible receivables and inventory. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

      Under the Wells Fargo Agreement, we are required to maintain net worth, as defined, and to limit capital expenditures to $1.7 million in fiscal 2005. At July 31, 2004, our net worth, as defined, was $50.3 million compared to the required amount of $47.0 million. Additionally, payment of dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

      In the ordinary course of its business, our wholly-owned subsidiary, Zila Nutraceuticals, Inc., purchases ascorbic acid from several direct and broker-arranged suppliers. Zila Nutraceuticals, Inc. entered into three-

year supply agreements with two major producers for the purchase of $26.7 million of ascorbic acid. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under one of these agreements commenced in July 2004, with the other agreement starting in January 2005. The agreements provide a substantial portion of our anticipated annual requirements for ascorbic acid and will provide important cost predictability during the terms of the agreements. If ascorbic acid prices decline sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. Additionally, if our sales were to significantly decline, we would be obligated to purchase ascorbic acid in excess of our needs. In May 2003, Zila, Inc. provided a continuing guaranty to one broker for up to $2 million of ascorbic acid purchases made by Zila Nutraceuticals, Inc.

      On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) as part of the IST acquisition. The holders of the Series B Preferred are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. We paid $49,000 and $29,000 in dividends in 2003 and 2002, respectively, and we accumulated accrued dividends of $39,000 as of July 31, 2004. The Series B Preferred can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price on our common stock for the five trading days immediately proceeding the date we give notice. The Series B Preferred shall be convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Series B Preferred will be converted into our common stock at a ratio of one-to-one.

      During October 2000, Zila Nutraceuticals moved into its new manufacturing and laboratory facility in Prescott, Arizona. The facility was financed through a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”), the proceeds of which were loaned to the Inter-Cal Corporation (now known as Zila Nutraceuticals, Inc.) for the construction of the facility. The Bond proceeds were held by the trustee, Bank One, Arizona, until such time as invoices for building construction costs and new equipment were submitted for payment. As of July 31, 2001, the trustee had released all the Bond proceeds. As of July 31, 2004, the Bonds outstanding consist of $3.5 million Series A, which carried an interest rate of 1.3% per annum. The Bonds were marketed and sold by Banc One Capital Markets and mature in 2019. In connection with the issuance of the Bonds, the Authority required that we obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. The letter of credit was issued by Bank One and, expired in March 2004. A replacement letter of credit of $3.7 million was obtained from WFBC that expires in March 2019. This letter of credit is guaranteed by Zila, Inc. Under the requirements of the replacement letter of credit, we placed $517,000 in a restricted cash collateral account for the benefit of Wells Fargo.

     Stock Repurchase Program

      On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases will be made on the open market depending on market conditions and other factors. During fiscal 2003, 30,100 shares were repurchased and no shares were repurchased in fiscal 2004. As of July 31, 2004, 225,100 shares had been repurchased for $571,400, and we have currently suspended purchases under this program.

     Contractual Obligations

      The table below summarizes our future cash contractual obligations at July 31, 2004, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31 (in thousands).

	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$296	$520	$990	$1,986	$3,792
Operating leases	466	447	295	—	1,208
Capital lease obligations	47	98	56	—	201
Purchase obligations	12,166	19,018	1,717	—	32,901

Total	$12,975	$20,083	$3,058	$1,986	$38,102

      Purchase obligations include contractual arrangements for the purchase of raw materials and advertising that are legally binding and enforceable. These contractual arrangements specify all significant terms, including: fixed or minimum quantities to be purchased, pricing provisions and the approximate timing of the transaction. The timing of payments for our purchase obligations is estimated based upon current information. The actual timing and amount of payment may differ from this estimate.

      Purchase orders for raw materials and other goods and services are not included in the above table. Our purchase orders may represent authorizations to purchase rather than definitive binding contractual obligations. Contractual arrangements for goods and services that contain clauses allowing for cancellation without significant penalty were not included in the above table.

Critical Accounting Policies and Estimates

      There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. Note 1 to our consolidated financial statements “Nature of Business Activities and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. We believe our most critical accounting policies are as follows:

      Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred. Cash discounts, sales incentives, and returns are estimated and recognized as a reduction of revenue at the time of sale based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

      We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $281,000 at July 31, 2004 and $544,000 at July 31, 2003. We evaluate these estimates on a quarterly basis and revise them as necessary.

      On occasion, we enter into arrangements to license our technology on specifically approved products. For those arrangements where we have continuing involvement with the licensee, nonrefundable, upfront license fees are recognized systematically as they are earned over the life of the agreement. Fees associated with substantive, at risk, performance milestones are recognized as revenue upon their completion, as defined in the respective agreements. For perpetual licenses or manufacturing rights agreements, where: (i) we have no further continuing involvement with the licensee; (ii) the fees are nonrefundable; and (iii) the fees are not a prepayment of future royalties, we recognize the fees as revenue at the time the arrangement becomes effective. The assessment of existence or extent of continuing involvement requires significant judgment and analysis of the contractual requirements and other factors relating to the business relationship between the parties.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

      Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) the valuation of the lack of marketability discount for restricted common stock; and (viii) allowances for accounts receivable, cash discounts, sales incentives and sales returns.

      We make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to Consolidated Financial Statements.

      Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:

      The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2004 of $5.6 million have been capitalized.

      The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to properly market the product to a sufficient number of dentists so it becomes integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of July 31, 2004 of $2.0 million have been capitalized.

      Goodwill, Intangibles and Other Long-Lived Assets — We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We assess the impairment of goodwill, intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill, intangibles and other long-lived assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

      In accordance with SFAS No. 142 — “Goodwill and Other Intangibles,” our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually as of April 30 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      The following is a summary of the significant components of our goodwill and intangible assets and our impairment methodology for each.

      Zila Pharmaceuticals Goodwill — Goodwill is related to the Peridex® product which was acquired from Procter & Gamble in November 1997 and to the IST acquisition in February 2001. As part of the implementation for SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor’s findings, we determined that approximately $3.0 million of the Peridex® goodwill and the entire $1.1 million of IST goodwill was impaired thus reducing goodwill to approximately $4.1 million. This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year. We review the carrying value of Zila Pharmaceuticals goodwill at least annually as of April 30 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $11.3 million (net of accumulated amortization of $4.0 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually as of April 30 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

      OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.5 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $726,000 (primarily related to our manufacturing facility); (ii) patents and patents pending of $1,324,000; and (iii) $552,000 of OraTest® clinical rinse and swab inventory, ZTCTM drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Prouncements

      No Recent Accounting Pronouncements had or would have a significant effect on our results of operations or financial position upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks primarily from interest rates and from changes in foreign currency exchange rates, as well as changes in our credit standing. In addition, a market risk exists associated with the cost of ascorbic acid, a raw material used in our Nutraceuticals Business Unit. In fiscal 2004 we executed extended-term supply contracts to mitigate the risk of increased cost of ascorbic acid.

      At July 31, 2004, we had a revolving line of credit with Congress Financial with a variable interest rate equal to three-quarters of one (0.75%) percent per annum in excess of the prime rate announced by First Union Bank (4.75% at July 31, 2004). (At August 17, 2004, this revolving line of credit was replaced by a similar facility with Wells Fargo.) At July 31, 2004, no borrowings were outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect since average outstanding balances under our revolving credit facility are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds (“Bonds”) that carries a variable interest rate. The rate is set weekly by Bank One Capital Markets and fluctuates based on market conditions and was 1.3% per annum at July 31, 2004. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.

      We have certain exposures to foreign currency risk through our subsidiaries that conduct business in Canada and Europe and through a subsidiary that uses the British pound as its functional currency. Additionally, under one of our ascorbic acid supply agreements, we are subject to defined pricing adjustments based on fluctuations in foreign currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts denominated in foreign currency.

      With respect to our ascorbic acid supply arrangements, if ascorbic acid prices decline sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. Additionally, if our sales were to significantly decline, we would be obligated to purchase ascorbic acid in excess of our needs.

Item 8.	Financial Statements and Supplementary Data

      Consolidated financial statements, together with the related notes and the report of Deloitte & Touche LLP, an independent registered public accounting firm, are set forth hereafter. Other required financial information and schedules are set forth herein, as more fully described in Item 15 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, carried out an evaluation of the effectiveness of the our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in making known to them, recording, processing, summarizing and reporting on a timely basis, material information relating to us (including our consolidated subsidiaries) required to be included in this report.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

      As more fully described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, during our annual audit covering such period, weaknesses were found in our general computer controls at our corporate headquarters and at Zila Nutraceuticals. For the period covered by this report, we completed efforts to improve general computer controls and resolved these weaknesses.

      Other than the above issue, there were no changes in our internal control over financial reporting known to our Chief Executive Officer or Chief Financial Officer that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      We are not required at this time to provide the information specified in Items 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent registered public accountants with regard thereto.

Item 9B.	Other Information

      Not applicable.

PART III

      The information called for by this Part III is, in accordance with General Instruction G (3) to Form 10-K, incorporated herein by reference to the information contained in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on December 16, 2004, which will be filed with the SEC not later than 120 days after July 31, 2004.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports

      (a) Financial Statements

Method of
Filing

(1) Report of Deloitte & Touche LLP	Filed herewith
(2) Consolidated Financial Statements and Notes thereto of the Company including Consolidated Balance Sheets as of July 31, 2004 and 2003 and related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows for each of the years in the three year period ended July 31, 2004
Filed herewith
(3) Financial Statement Schedule II Valuation and Qualifying Accounts	Filed herewith

      (b) Reports on Form 8-K for the quarter ended July 31, 2004. During the quarter ended July 31, 2004, we filed one Current Report on Form 8-K dated June 10, 2004.

      (c) Exhibits

Exhibit			Method of
Number		Description	Filing

3-	A	Certificate of Incorporation, as amended	A
3-	B	Amended and Restated Bylaws (as amended through September 26, 2002)	O
3-	C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C
3-	D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	L
4-	A	Specimen Stock Certificate	A
10-	A	Revolving line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A
10-	B	Stock Option Award Plan (as amended through April 10, 1991)(1)	B
10-	C	Non-Employee Directors Stock Option Plan (as amended through September 26, 2002)(1)	R
10-	L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., and Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A
10-	M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A
10-	N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E

Exhibit			Method of
Number		Description	Filing

10-	O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA	H
10-	P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-	Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H
10-	R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-	S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA	I
10-	T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA	J
10-	U	1997 Stock Option Award Plan (as amended through September 13, 2001)(1)	G
10-	V	Employee Stock Purchase Plan(1)	F
10-	W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc	K
10-	X	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc	M
10-	Y	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	M
10-	Z	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	N
10-	Aa	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones	N
10-	Ab	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc	N
10-	Ac	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A. Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	N
10-	Ad	Third Amendment dated December 13, 2002 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of Kentucky, Inc., and Inter-Cal Corporation	P
10-	Ae	General Services Agreement between Zila, Inc. and Quintiles, Inc. dated December 18, 2002 (without exhibits)	Q
10-	Af	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	Q
10-	Ag	Offer letter between Zila, Inc. and Lawrence J. Batina dated January 27, 2003	Q
10-	Ah	Fourth Amendment dated January 31, 2003 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., and Inter-Cal Corporation	Q
10-	Ai	Credit and Security Agreement between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., Oxycal Laboratories, Incorporated, and Wells Fargo Business Credit, Inc., date as of February 6, 2004.	S

Exhibit			Method of
Number		Description	Filing

10-	Aj	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	S
10-	Ak	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	S
10-	Al	Purchase Agreement between Zila, Inc. and Gary and Janet Hedge, dated as of November 7, 2003	S
10-	Am	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	S
10-	An	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	*
10-	Ao	First Amendment dated August 17, 2004 to the Credit and Security Agreement dated February 6, 2004 by and between Wells Fargo Business Credit, Inc. and Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Incorporated.	*
21		Subsidiaries of Registrant	*
23		Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)	*
24-	A	Power of Attorney of Douglas D. Burkett, Ph.D.	*
24-	B	Power of Attorney of Andrew A. Stevens	*
24-	C	Power of Attorney of Morris C. Aaron	*
24-	D	Power of Attorney of Leslie H. Green	*
24-	E	Power of Attorney of Christopher D. Johnson	*
24-	F	Power of Attorney of Michael S. Lesser	*
24-	G	Power of Attorney of John Edward Porter	*
24-	H	Power of Attorney of Timothy Rose	*
31.1		Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2		Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1		Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2		Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999
B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended
C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997
D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998
E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000
F	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000
G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001
H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

I	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 6, 2001
J	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2001
K	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2001
L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001.
M	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001
N	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2002
O	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002
P	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002
Q	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003
R	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed December 12, 2002
S	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of October, 2004.

ZILA, INC., a Delaware corporation

By	/s/ ANDREW A. STEVENS

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ DOUGLAS D. BURKETT, PH.D. Douglas D. Burkett Ph.D.		Chairman of the Board, President, and Chief Executive Officer	October 14, 2004

* Morris C. Aaron		Director	October 14, 2004

* Leslie Green		Director	October 14, 2004

* Christopher D. Johnson		Director	October 14, 2004

* Michael S. Lesser		Director	October 14, 2004

* John Edward Porter		Director	October 14, 2004

* S. Timothy Rose		Director	October 14, 2004

By	/s/ ANDREW A. STEVENS Andrew A. Stevens Attorney-in-Fact		October 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Zila, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(3). These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

October 13, 2004

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2004 and 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,679,915	$16,160,484
Restricted cash collateral	517,353	—
Trade receivables — net of allowances of $281,000 (July 31, 2004) and $544,000 (July 31, 2003)	8,027,341	6,754,771
Inventories — net	6,579,235	7,847,604
Prepaid expenses and other current assets	1,813,133	1,719,856
Assets held for sale	1,505,658	2,843,774

Total current assets	30,122,635	35,326,489
PROPERTY AND EQUIPMENT — net	8,116,177	8,162,793
PURCHASED TECHNOLOGY RIGHTS — net	3,510,288	3,988,964
GOODWILL — net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	13,023,566	13,054,392
OTHER ASSETS	405,785	1,557,486

TOTAL	$62,108,643	$69,020,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,159,242	$6,868,037
Accrued liabilities	2,960,062	3,269,335
Short-term borrowings	—	154,793
Current portion of long-term debt and capital lease obligations	343,403	487,449
Liabilities related to assets held for sale	233,446	764,449

Total current liabilities	7,696,153	11,544,063
Deferred gain on sale leaseback	534,587	—
Long-term debt and capital lease obligations — net of current portion	3,649,733	3,728,126

Total liabilities	11,880,473	15,272,189

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value — authorized 65,000,000 shares, issued 45,723,296 shares (July 31, 2004) and 45,439,893 shares (July 31, 2003)	45,723	45,440
Capital in excess of par value	83,968,913	83,115,533
Accumulated other comprehensive loss	(73,453)	(75,644)
Accumulated deficit	(33,604,140)	(29,228,329)
Common stock in treasury, at cost, 225,100 shares (July 31, 2004 and 2003)	(571,373)	(571,373)

Total shareholders’ equity	50,228,170	53,748,127

TOTAL	$62,108,643	$69,020,316

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002

NET REVENUES	$49,427,965	$47,106,865	$34,871,770
OPERATING COSTS AND EXPENSES:
Cost of products sold	19,436,262	19,895,871	11,671,746
Marketing and selling	12,152,133	9,851,918	10,185,522
General and administrative	12,973,817	12,692,172	11,657,878
Severance and related charges	349,533	1,322,147	—
Research and development	5,979,095	4,145,783	4,748,125
Impairment of assets	288,940	140,794	224,347
Depreciation and amortization	2,670,940	2,416,585	3,452,182

	53,850,720	50,465,270	41,939,800

LOSS FROM OPERATIONS	(4,422,755)	(3,358,405)	(7,068,030)

OTHER INCOME (EXPENSE):
Interest income	109,245	15,132	68,959
Interest expense	(342,114)	(389,628)	(502,798)
Contract settlement gain, net of related expenses	—	14,844,093	—
Gain on sale of assets	470,462	530,756	—
Other income (expense)	(149,543)	(94,270)	117,908

	88,050	14,906,083	(315,931)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND ACCOUNTING CHANGE	(4,334,705)	11,547,678	(7,383,961)
INCOME TAX EXPENSE	(2,106)	(188,126)	(3,954,319)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE ACCOUNTING CHANGE	(4,336,811)	11,359,552	(11,338,280)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued Dental Supply segment	—	—	(815,460)
Net gain from disposal of Dental Supply segment	—	10,000	143,456

Total gain (loss) from discontinued operations	—	10,000	(672,004)

INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(4,336,811)	11,369,552	(12,010,284)
Cumulative effect of accounting change	—	(4,084,193)	—

NET INCOME (LOSS)	(4,336,811)	7,285,359	(12,010,284)
Preferred stock dividends	39,000	39,000	58,500

Net income (loss) attributable to common shareholders	$(4,375,811)	$7,246,359	$(12,068,784)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.10)	$0.25	$(0.25)
Loss from discontinued operations	—	—	(0.02)
Accounting change	—	(0.09)	—

NET INCOME (LOSS)	$(0.10)	$0.16	$(0.27)

Weighted average shares outstanding	45,333,794	45,115,111	44,592,932

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.10)	$0.25	$(0.25)
Income (loss) from discontinued operations	—	—	(0.02)
Accounting change	—	(0.09)	—

NET INCOME (LOSS)	$(0.10)	$0.16	$(0.27)

Weighted average shares outstanding	45,333,794	45,390,939	44,592,932

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002

Net income (loss)	$(4,336,811)	$7,285,359	$(12,010,284)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,191	(268)	(226,352)

Comprehensive income (loss)	$(4,334,620)	$7,285,091	$(12,236,636)

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustments	Loss

Balance at July 31, 2002	$(75,376)	$(75,376)
Other comprehensive loss	(268)	(268)

Balance at July 31, 2003	(75,644)	(75,644)
Other comprehensive income	2,191	2,191

Balance at July 31, 2004	$(73,453)	$(73,453)

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended July 31, 2004, 2003 and 2002

	Shareholders’ Equity

	Preferred Stock		Common Stock					Accumulated
					Capital in			Other	Total
				Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity

BALANCE, JULY 31, 2001	100,000	$462,500	43,653,727	$43,654	$79,930,094	$(24,405,904)	$(535,120)	$150,976	$55,646,200
Dividends on preferred stock						(58,500)			(58,500)
Issuance of common stock under employee stock purchase plan			12,433	12	25,351				25,363
Issuance of shares for Trylon acquisition			1,625,000	1,625	2,944,897				2,946,522
Foreign currency translation								(226,352)	(226,352)
Net loss						(12,010,284)			(12,010,284)

BALANCE, JULY 31, 2002	100,000	$462,500	45,291,160	$45,291	$82,900,342	$(36,474,688)	$(535,120)	$(75,376)	$46,322,949

Warrants issued for services provided					70,569				70,569
Dividends on preferred stock						(39,000)			(39,000)
Purchase of common stock for treasury							(36,253)		(36,253)
Issuance of common stock under employee stock purchase plan			143,733	144	139,377				139,521
Exercise of common stock warrants			5,000	5	5,245				5,250
Foreign currency translation								(268)	(268)
Net income						7,285,359			7,285,359

BALANCE, JULY 31, 2003	100,000	$462,500	45,439,893	$45,440	$83,115,533	$(29,228,329)	$(571,373)	$(75,644)	$53,748,127

Warrants issued for services provided					28,028				28,028
Dividends on preferred stock						(39,000)			(39,000)
Issuance of common stock under employee stock purchase plan			76,803	77	249,883				249,960
Exercise of common stock options			206,600	206	440,001				440,207
Trylon shares adjustment to market value					135,468				135,468
Foreign currency translation								2,191	2,191
Net loss						(4,336,811)			(4,336,811)

BALANCE, JULY 31, 2004	100,000	$462,500	45,723,296	$45,723	$83,968,913	$(33,604,140)	$(571,373)	$(73,453)	$50,228,170

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2004, 2003, 2002

	2004	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(4,336,811)	$7,285,359	$(12,010,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,670,940	2,416,585	3,452,182
Effect of change in accounting principle	—	4,084,193	—
Amortization of deferred financing costs	186,086	183,519	122,605
Gain on sale of assets	(470,462)	(530,756)	—
Loss (gain) from discontinued operations	—	(10,000)	672,004
Impairment of assets	288,940	140,794	224,347
Noncash stock based compensation expense	37,410	18,191	—
Noncash research and development expense	72,187	—	—
Warrants issued for services	—	70,569	—
Deferred income taxes and other	48,565	(11,717)	4,303,550
Change in assets and liabilities:
Receivables — net	(1,272,570)	(1,417,526)	996,891
Inventories	1,268,369	586,216	2,408,271
Prepaid expenses and other assets	1,576,773	(1,912,060)	291,220
Accounts payable and accrued liabilities	(3,698,035)	4,045,115	940,143

Net cash provided by (used in) operating activities	(3,628,608)	14,948,482	1,400,929

INVESTING ACTIVITIES:
Additions to property and equipment, net	(1,276,811)	(932,396)	(477,276)
Net proceeds from sale of assets	1,721,876	531,966	—
Retained liabilities of discontinued operations	—	—	(2,080,325)
Net proceeds from disposition of discontinued operations	—	10,000	9,719,125
Additions to intangible assets, net	(723,967)	(195,815)	(1,016,782)

Net cash provided by (used in) investing activities	(278,902)	(586,245)	6,144,742

FINANCING ACTIVITIES:
Net (repayments) proceeds from short-term borrowings	(154,793)	55,009	(6,061,163)
Proceeds from issuance of common stock	652,757	126,561	25,363
Acquisition of treasury stock	—	(36,253)	—
Dividends paid to preferred stockholders	(19,500)	(49,000)	(29,000)
Restricted cash deposited to collaterize letter of credit	(517,353)	—	—
Proceeds from long-term borrowings	—	641,515	—
Financing costs	(91,531)	(18,206)	(413,101)
Principal payments on long-term debt	(442,639)	(525,584)	(727,500)

Net cash provided by (used in) financing activities	(573,059)	194,042	(7,205,401)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,480,569)	14,556,279	340,270
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,160,484	1,604,205	1,263,935

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,679,915	$16,160,484	$1,604,205

CASH PAID FOR INTEREST	$157,612	$197,067	$415,832
CASH PAID FOR INCOME TAXES	$192,195	$—	$17,051
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligation for new equipment	$232,200	$—	$—
Issuance of common stock related to ViziLite in exchange for license and research and development	$—	$—	$2,946,522
Noncash effect of removal of contractual restrictions on issued common stock	$135,468	$—	$—
Liability satisfied through the issuance of warrants	$28,028	$—	$—

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2004, 2003 and 2002

1.	Nature of Business Activities and Summary of Significant Accounting Policies

Nature of Business Activities

      Zila, Inc. and subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its subsidiary, Zila Nutraceuticals, Inc., a manufacturer and marketer of Ester-C®, a patented, branded, highly effective form of vitamin C sold in 46 countries worldwide and of patented Ester-E®, an enhanced vitamin E product whose initial commercial shipments occurred in May 2004. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc. and the Zilactin® family of products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities and the plastic molded products of Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”). The Zila Biotechnology Unit includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

      Certain reclassifications have been made to the prior years to conform to the current year presentation.

Summary of Significant Accounting Policies

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

      In March 2004, our Board of Directors authorized the divesture of the net assets of IST, our plastic molded products manufacturing subsidiary. As more fully described in Note 3, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified all of the assets and related liabilities to “assets held for sale” and “liabilities related to assets held for sale,” respectively, and recorded an impairment charge in the fourth quarter of fiscal 2004 of $289,000.

      Use of Estimates and Risks and Uncertainties — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment, and reliance on contract manufacturing services. Significant use of estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) the valuation of the lack of marketability discount for restricted common stock; and (viii) allowances for accounts receivable, cash discounts, sales incentives and sales returns.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In our Biotechnology Business Unit, the cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed can take a number of years and require the expenditure of substantial resources. We anticipate that our current cash and cash equivalents, along with cash generated from our Nutraceuticals and Pharmaceuticals groups, will be adequate to support these activities. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2004 of $5.6 million have been capitalized.

      Business Concentration — We extend credit on a non-collaterized basis primarily to manufacturing companies, wholesale distributors and retail chains in the United States, Canada and 45 other foreign countries. We are required to estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses. For each of the last three fiscal years, there have been sales to significant customers. Sales to these significant customers as a percent of net revenues were 42.8% (four customers), 30.5% (four customers) and 35.0% (five customers) in fiscal years 2004, 2003 and 2002, respectively. As of July 31, 2004, accounts receivable due from the four significant customers represented 62.5% of our consolidated accounts receivable.

      Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred. Cash discounts, sales incentives, and returns are estimated and recognized at the time of sale based upon historical activity and current customer commitments.

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

      Cash, Cash Equivalents and Restricted Cash — Cash equivalents and restricted cash include highly liquid investments purchased with remaining maturities of three months or less.

      Allowances for doubtful accounts and sales returns — We provide for an allowance for doubtful accounts based on historical experience and a review of our accounts receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $281,000 at July 31, 2004 and $544,000 at July 31, 2003. We evaluate these estimates on a quarterly basis and revise them as necessary.

      Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment are stated at cost and are depreciated using the straight-line method over their respective estimated useful lives, ranging from 3 to 40 years. Leasehold improvements and capital leased assets are depreciated over the lease term or the estimated useful life, whichever is shorter.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Listed below are the ranges of useful lives by property and equipment category:

Building	40 years
Building improvements	10 years
Furniture and equipment	3-5 years
Production and warehouse equipment	7-10 years

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of — Our policy is to review the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including intangibles with estimated useful lives, under the provisions of SFAS No. 144 and its related interpretations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of recoverability is performed using such information as the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying value, the work of specialists, and other available information to determine if impairment exists. An impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

      In fiscal years 2004, 2003 and 2002, asset impairment charges of approximately $289,000, $141,000 and $224,000, respectively, were recorded related to the write down of: (i) fixtures, equipment, patents and trademarks of IST; (ii) a mold and certain intangible assets related to the Pro-TiesTM product line; and (iii) the Peridex® product distribution rights for Western Europe. The expected future cash flows for each of these assets was used to determine the amount of impairment. The charges are included in the Pharmaceuticals reporting segment.

      Goodwill and Other Intangible Assets — As of August 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the requirements of this SFAS, goodwill is no longer amortized but rather tested periodically for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (“component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. An impairment charge is recognized for any amount by which the carrying amount of a reporting unit’s goodwill exceeds it fair value. We use discounted cash flows to establish fair values. Our policy is to test goodwill for impairment annually as of April 30, the end of our third fiscal quarter. (See Note 9 for additional discussion.) We completed our fiscal year 2004 goodwill impairment test of our identified reporting units as of April 30, 2004, and determined that there was no goodwill impairment. Upon adoption of SFAS No. 142 as of August 1, 2002, we completed the transitional goodwill impairment test for our reporting units and recorded a charge of $4,084,000 related to our Pharmaceuticals Business Unit.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of goodwill at July 31, 2004 are as follows:

      Pharmaceuticals Goodwill — Goodwill totaling approximately $4.0 million (net of accumulated amortization of $4.6 million) related to the Peridex® product which was acquired from The Procter & Gamble Company in November 1997.

      Zila Nutraceuticals — Goodwill and trademarks totaling approximately $11.4 million (net of accumulated amortization of $4.0 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment.

      Significant components of intangible assets at July 31, 2004 are as follows:

      Purchased Technology Rights — In 1996, we acquired CTM Associates, Inc. (“CTM”). The purchase of CTM perfected our interest in the OraTest® technology and eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.5 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. Fixed assets of approximately $726,000 (primarily related to our manufacturing facility), patents and patents pending of $1.4 million and inventory, drug substance and related components of $552,000 are also associated with the OraTest® products and are grouped with the purchased technology rights for the purpose of testing recoverability. The purchased technology rights are amortized on a straight-line basis over the expected period of benefit, which was based on the estimated remaining life of the related patents, which will expire in 2011.

      Trademarks and Other Intangible Assets — Trademarks are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 17 to 25 years. Other intangible assets include deferred patent costs, which represent legal costs associated with filing patent applications, and licensing costs related to the ViziLite® product. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or expected lives, which range from 10 to 17 years.

      Research and Development — The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled $5,979,000, $4,146,000, and $4,748,000 in 2004, 2003 and 2002, respectively.

      Stock Options — At July 31, 2004, we had three stock-based employee and director’s compensation plans, which are more fully described in Note 11. We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for our stock-based employee compensation plans and the director’s stock option plan. Accordingly, no compensation cost has been recognized for stock-based employee and director compensation plans. Had compensation cost been computed based on the fair value of awards on the date of grant, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS No. 123, pro forma net income (loss) attributable to common shareholders and income (loss) per

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share attributable to common shareholders for the fiscal years ended July 31, 2004, 2003 and 2002 would have been reported as follows (in thousands, except per share amounts):

	Fiscal Years Ended July 31

	2004	2003	2002

Net income (loss) attributable to common shareholders:
As reported	$(4,376)	$7,246	$(12,069)
Pro forma	(5,389)	6,943	(12,444)
Net income (loss) attributable to common shareholders per basic share outstanding:
As reported	$(0.10)	$0.16	$(0.27)
Pro forma	$(0.12)	$0.15	$(0.28)
Net income (loss) attributable to common shareholders per diluted share outstanding:
As reported	$(0.10)	$0.16	$(0.27)
Pro forma	$(0.12)	$0.15	$(0.28)

      The weighted-average grant-date fair value of options granted during the years ended July 31, 2004, 2003 and 2002 was $1,817,000, $583,000 and $375,000, respectively. The value of options is estimated on the date of grant using the following weighted average assumptions:

	Fiscal Years Ended
	July 31

	2004	2003	2002

Black-Scholes model assumptions:
Risk-free interest rate	3.69%	3.13%	2.62%
Expected volatility	75%	80%	72%
Expected term (in years)	5.73	5.56	7.10
Dividend yield	0%	0%	0%

      Noncash stock compensation expense related to deferred stock compensation and stock issuances under our employee stock purchase plan was $110,000 and $18,000 in fiscal 2004 and 2003, respectively.

      Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants. For the year ended July 31, 2004 and 2002, the effect of 874,000 and 335,000 shares, respectively, of convertible preferred stock, options and warrants were excluded because their inclusion would have the effect of decreasing the loss per share.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended July 31, 2003, the following is a reconciliation of the numerators and denominators of basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

Income available to common shareholders	$7,246

Average outstanding common shares	45,115
Effect of dilutive securities:
Options	162
Warrants	14
Convertible preferred stock	100

Average outstanding and potentially dilutive common shares	45,391

Basic income per share from continuing operations	$0.16
Diluted income per share from continuing operations	$0.16

      Financial Instruments — The carrying amounts and estimated fair value of our financial instruments are as follows:

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

      Financial instruments, which potentially subject us to credit risk, consist principally of trade receivables. In the normal course of business, we provide credit to pharmaceutical wholesalers and chains, nutraceutical manufacturers, food wholesalers and chains, rack jobbers, convenience stores, and dentists. Ongoing credit evaluations are performed of customers to determine an appropriate allowance for credit losses.

      Comprehensive Income consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss). Such items consist primarily of foreign currency translation gains and losses.

      Shipping Costs — Costs of shipping products to customers are included in the cost of products sold.

      New Accounting Pronouncements — There were no new accounting pronouncements that had or would have had a significant impact on our financial position or results or operations upon adoption.

2.	ViziLite® Acquisition

      On December 4, 2001, we acquired the world marketing and distribution rights (excluding the Pacific Rim) for the FDA cleared ViziLite® chemiluminescent light technology from The Trylon Corporation (“Trylon”) of Torrance, California. The rights acquired include the FDA-approved devices and methods of conducting endoscopic examinations of certain body cavities using chemiluminescent light sources.

      In payment of the purchase price for the transaction, 2,000,000 shares of restricted common stock were issued, of which 1,625,000 shares were delivered to Trylon and 375,000 shares were placed into escrow. The shares of common stock are restricted in accordance with the following provisions: (i) all 2,000,000 shares are restricted within the meaning of Rule 144 under the Securities Act of 1933, as amended; (ii) 500,000 of the shares delivered to Trylon had an additional contractual restriction upon sale or transfer that will be removed at the earlier of ten years following the closing date or the achievement of certain future sales milestones of the ViziLite® product; and (iii) 375,000 of the other shares delivered to Trylon had an additional contractual

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restriction that will be removed at the earlier of ten years following the closing date or in the event of the submission of a new 510(k) application with the FDA for a new product line extension of the ViziLite® product currently under development. The 375,000 shares in escrow were to remain in escrow until the date upon which FDA marketing clearance is received on the new product line extension of the ViziLite® product described in item (iii) above. If such clearance is not received on or before the second anniversary of the closing date, the stock in escrow is to be returned to us and cancelled, subject to certain exceptions.

      The 1,625,000 shares of restricted common stock that were delivered were valued at $2,947,000 as follows: (i) the fair value of the 750,000 shares restricted within the meaning of Rule 144 but not otherwise restricted, were valued at $1,853,000, which was based upon the common stock share market price of $2.47 on December 4, 2001; (ii) the 500,000 shares of restricted common stock subject to additional contractual restrictions relating to sales milestones were valued at $621,000 and were discounted from the December 4, 2001 share price based upon the length of time and probability of achieving the requisite sales milestones; and (iii) the 375,000 restricted shares of common stock subject to additional contractual restrictions tied to FDA submissions were valued at $473,000 and were discounted based upon the length of time and probability of submitting an acceptable 510(k) application to the FDA. The $2,474,000 of value referenced in items (i) and (ii) above was recorded as an intangible asset as a license. The $473,000 in value referenced in item (iii) above was recorded as research and development and expensed.

      On October 15, 2003, we completed an agreement that was the result of a mediated settlement with Trylon. As part of the settlement, we agreed that Trylon’s royalty rates for net sales of the ViziLite® product would be reduced from 10% to 5% for the first five years, and from 5% to 2.5% for the second five years. Thereafter, the royalty payments end. As part of the settlement, we agreed to eliminate the contractual restrictions relating to sales milestones associated with 500,000 shares of the restricted common stock and instead tie the removal of contractual restrictions on these shares to Trylon’s achievement of the product development milestones on the ViziLite® line extension and obtaining the required governmental approvals relating to the product development milestones.

      The October 15, 2003 agreement with Trylon was further modified by an agreement dated March 26, 2004. This agreement addressed the timing and requirements for the removal of contractual restrictions and escrow restrictions on the 1,250,000 shares of common stock described above, including the 500,000 restricted shares covered by the October 15, 2003 agreement. Upon execution of the March 26, 2004 agreement, we removed the contractual restrictions on 312,500 of the 1,250,000 shares in recognition of the achievement of a milestone. On July 31, 2004, we removed the contractual restrictions on another 312,500 shares of stock in exchange for receiving the right to obtain from Trylon either direct ownership or a royalty-free license of the ViziLite® product line extension subject to the 510(k) application pending with the FDA. Trylon’s rights to the 375,000 shares held in escrow expired on June 30, 2004, and the shares were returned to us for cancellation. Contractual restrictions remain on 250,000 shares that will be removed upon the earlier of (i) Trylon’s obtaining the required governmental approvals relating to the product development milestone by May 1, 2005 or (ii) December 4, 2011 if the required governmental approvals are not obtained by May 1, 2005.

      As a result of the release of restrictions on March 26, 2004 we recorded a non-cash charge to research and development of $72,200 reflecting the estimated difference in the fair market value of these shares with and without restrictions. With respect to the acquisition of the technology rights to the Vizi-Lite® product line extension on July 31, 2004, we recorded an intangible asset of $63,200. For the 250,000 shares still subject to contractual restrictions, we may be required to record additional charges in fiscal 2005 if the required governmental approvals are obtained. If Trylon fails to satisfy this timing requirement, then contractual restrictions remain in place and an additional charge will be recorded at the end of the holding period in 2011.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Assets Held for Sale

      In March 2004, our Board of Directors authorized the divestiture of the net assets of IST, our plastic molded products manufacturing subsidiary, in order to focus on our core business operations. IST is a reporting unit within our Pharmaceuticals Business Unit. We reclassified all of the assets and related liabilities to “assets held for sale” and “liabilities related to assets held for sale,” respectively, and ceased depreciation and amortization of IST’s assets.

      In September 2004, the Board of Directors reversed the divestiture decision and withdrew IST from the market. Management determined that IST is the best available sourcing option for a new product under development and, therefore, IST’s importance to future operations has changed. Further, no acceptable purchase offer resulted from the effort to sell IST. Based on the results of the offer process and in accordance with the requirements of SFAS No. 144, we recognized a non-cash impairment charge of $289,000 in the fourth quarter of fiscal 2004 to give effect to our revised estimate of the fair value of IST.

      Summarized balance sheet information for IST as of July 31 is set forth below (in thousands):

	July 31,

	2004	2003

Current assets	$250	$1,077
Property, plant and equipment, net	1,026	1,319
Patents, net	217	402
Other	13	46

Total assets held for sale	$1,506	$2,844

Current liabilities	233	764

Total liabilities related to assets held for sale	$233	$764

      At July 31, 2004, IST’s future minimum lease payments under a non-cancelable operating lease were $247,000.

      Under the requirements of SFAS No. 144, as a result of the decision to retain IST, in our quarter ended October 31, 2004, the “assets held for sale” and “liabilities related to assets held for sale” will be reclassified to their original financial statement presentation. If this reclassification were made at July 31, 2004, the net amounts for property, plant and equipment and patents ($1,243,000) would be presented as long-term assets instead of current assets.

4.	Sale of Assets

      On January 30, 2004, as part of our strategy to employ financial assets in core business competencies, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash proceeds. We realized a pre-tax gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease.

      On July 30, 2003, we sold our investment in PracticeWares, Inc. (“PracticeWares”) for $525,000. Since no cost basis was assigned to this investment, the entire cash proceeds from this sale were recorded as a pre-tax gain.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Gain from Contract Settlement

      On April 14, 2003, we reached agreement in a dispute with our former contract research organization and received a $20 million settlement payment on June 30, 2003. As part of the settlement, we incurred approximately $5.2 million in legal, consulting and other related obligations, resulting in a net gain of approximately $14.8 million.

6.	Discontinued Operation

      In November 2001, we decided to sell the operations of our Zila Dental Supply (“ZDS”) business. These operations were sold in two separate transactions during the second fiscal quarter of 2002. The accompanying consolidated financial statements have been prepared to reflect the ZDS business including any gain (loss) on sale as discontinued operations for all periods presented.

      The results of the discontinued ZDS business, excluding the net gain, are as follows (in thousands):

	2003	2002

Net sales	$—	$23,426
Net income (loss)	—	(815)

7.	Inventories

      Inventories consist of the following at July 31 (in thousands):

	2004	2003

Finished goods	$2,161	$2,201
Work in process	295	502
Raw materials	4,320	5,500
Inventory reserves	(197)	(355)

Total inventories	$6,579	$7,848

8.	Property and Equipment

      Property and equipment consists of the following at July 31 (in thousands):

	2004	2003

Land	$403	$620
Building and improvements	4,872	5,651
Furniture and equipment	2,306	2,197
Leasehold improvements and other assets	382	368
Production and warehouse equipment	5,833	4,633

Total property and equipment	13,796	13,469
Less accumulated depreciation and amortization	(5,680)	(5,306)

Property and equipment — net	$8,116	$8,163

      As described in Note 3, the table above excludes property and equipment for IST included in assets held for sale.

      Depreciation expense related to property and equipment for 2004, 2003 and 2002 was $1,205,000, $1,114,000 and $1,083,000, respectively. At July 31, 2004, property and equipment included $232,000 of assets

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be capitalized in accordance with SFAS No. 13 “Accounting for Leases.” Amortization expense related to these capital leased assets is $28,000.

9.	Intangible Assets

      Intangible assets consist of the following at July 31 (in thousands):

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangibles:
Purchased technology rights	$7,419	$3,909	$3,510	$7,419	$3,430	$3,989
Trademarks and other intangible assets:
Trademarks	11,627	3,119	8,508	11,574	2,652	8,922
Patents	3,189	947	2,242	2,798	887	1,911
Licensing costs	3,100	826	2,274	2,762	541	2,221

Total trademarks and other intangible assets	17,916	4,892	13,024	17,134	4,080	13,054

Total amortizable intangible assets	25,335	8,801	16,534	24,553	7,510	17,043

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$37,736	$14,272	$23,464	$36,954	$12,981	$23,973

      There were no changes in the carrying amount of goodwill for the year July 31, 2004.

      In accordance with SFAS No. 142, we discontinued the amortization of goodwill, effective August 1, 2002. We completed the transitional goodwill impairment test for our reporting units and recorded a charge of $4,084,000 as of August 1, 2002 relating to our Pharmaceutical segment.

      Amortization of intangible assets during fiscal 2004, 2003 and 2002 was $1,466,000, $1,302,000 and $2,369,000, respectively. For fiscal years 2005 through 2009, the amortization of intangibles is estimated to be approximately $1,400,000 each year.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loss from continuing operations and net income (loss), as reported and as adjusted with the adoption of SFAS No. 142, are presented below (in thousands, except per share amounts).

2002

Income (loss) from continuing operations before accounting change, as reported	$(11,338)
Net income (loss) from continuing operations before accounting change, excluding goodwill amortization	(10,158)
Basic and Diluted:
Net loss per common share, as reported	$(0.25)
Net loss per share, excluding goodwill amortization	$(0.23)

10.	Debt

      On August 27, 2001, we entered into a Loan and Security Agreement (the “Congress Agreement”) with Congress Financial Corporation (“Congress”). The Congress Agreement expired on August 17, 2004. Under the Congress Agreement, Congress provided a $12 million revolving line of credit to us at an interest rate equal to the prime rate plus  3/4 percent per annum. The amount of funds available to us from the line of credit was based upon a percentage of the value of eligible receivables and inventory and was $8.7 million at July 31, 2004. There were no borrowings outstanding under this line of credit at any time during fiscal 2004. Obligations under the Congress Agreement were collateralized by various assets, including, but not limited to our trade accounts receivable, inventories, equipment and intangible assets of certain of our operating subsidiaries. Zila and all of its direct and indirect operating subsidiaries guaranteed the obligations under the Agreement. Under the Congress Agreement, payment of cash dividends was restricted and we were also required to comply with a financial covenant based on an adjusted tangible net worth calculation. At July 31, 2004, our adjusted tangible net worth was, as defined, $27.0 million compared to a required amount of $12.0 million.

      On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit effective on August 17, 2004, upon the expiration of the Congress Agreement and upon the perfection of certain security interests by Wells Fargo. Borrowings will bear interest equal to the prime rate. Funds available under the Wells Fargo Agreement are based upon a percentage of the value of the eligible receivables and inventory. Obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

      Under the Wells Fargo Agreement, we are required to maintain a minimum level of net worth, as defined, and to limit capital expenditures to $1.7 million in fiscal 2005. At July 31, 2004, our net worth, as defined, was $50.2 million compared to the required amount of $47.0 million. Additionally, payment of dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

      In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp, our contract research organization. Under this agreement, PharmaBio invested $500,000 in our Company. In return for the investment, we agreed to pay to PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

      In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B and mature in 2019. As of July 31, 2004, the Series B were repaid. The Bonds bear a variable interest rate that was 1.3% at July 31, 2004. In connection with the issuance of the Bonds, the Authority required that Oxycal obtain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guaranteed the letter of credit. The letter of credit supporting the Bonds expired on March 15, 2004, and a replacement letter of credit was obtained on February 6, 2004 through Wells Fargo in conjunction with the execution of the Wells Fargo Agreement described above.

      Under the terms of the replacement letter of credit, on February 6, 2004, we placed $517,000 in a cash collateral account representing the difference between the letter of credit amount and the maximum commitment amount, as defined.

      We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS 13. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.

      Debt consisted of the following at July 31 (in thousands):

	2004	2003

Short-term borrowings:
Installment note payable on insurance policies	$—	$130
Note payable for equipment	—	25

Total short-term borrowings	$—	$155

Current portion of long-term debt:
IDA bond payable, Series A, current portion	$245	$426
Capital lease obligations, current portion	47	—
Note payable for equipment	51	62

Total current portion of long-term debt	$343	$488

Long-term debt:
IDA bond payable, Series A	$3,212	$3,578
PharmaBio	500	500
Capital lease obligations	201	—
Notes payable for equipment with interest rates between 6.34% and 12.25% with maturities through 2006	80	138

Total long-term debt	3,993	4,216
Less current portion	343	488

Long-term portion	$3,650	$3,728

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt

2005	$296	$47	$343
2006	274	48	322
2007	246	50	296
2008	245	44	289
2009	745	12	757
2010 and thereafter	1,986	—	1,986

Total	3,792	201	3,993
Less current portion	296	47	343

Long-term portion	$3,496	$154	$3,650

11.	Stock Options and Warrants

      a. Stock Options — We adopted the Zila, Inc. 1997 Stock Option Award Plan, effective February 5, 1997, authorizing the Board of Directors to grant options to employees and certain employee directors to purchase up to 1,000,000 shares of common stock. On December 7, 2000, the plan was amended to increase the authorized number of shares to 3,000,000. The options are issuable at an exercise price equal to the market closing price on the date of grant. Options may be exercised up to ten years from the date of grant. The vesting period is determined at the time of grant by the Board of Directors and may vary. In fiscal 2004, 2003 and 2002, we granted options to purchase 549,000, 445,000 and 513,000 shares of common stock, respectively, to employees. At July 31, 2004, 1,515,000 shares were available for grant under this plan.

      On September 1, 1988, we adopted a Stock Option Award Plan, authorizing the Board of Directors to grant options to employees and certain employee-directors to purchase up to 4,000,000 shares of common stock. The plan was amended December 8, 1995 to increase the authorized number of shares to 5,000,000. The options were issuable at an exercise price no less than the market value at the date of grant. Options may be exercised at any time up to ten years from the date of grant. At July 31, 2004, no shares were available for grant under this plan.

      We adopted a Zila, Inc. Non-Employee Directors Stock Option Plan, effective October 20, 1989, authorizing the Board of Directors to grant options of 100,000 shares to non-employee members of our Board of Directors in increments of 2,500 shares per director each year. Grants under the plan are for services provided to us as a director. Amendments to the plan dated December 8, 1995 and September 26, 2002 increased the authorized number of shares to 200,000 and 700,000, respectively. The September 26, 2002 amendment, which was approved by the shareholders at the January 14, 2003 annual meeting, also provided for an initial grant of 20,000 options to new directors and an increase in annual option grants to existing directors from 2,500 stock options to 20,000 stock options. These stock options vest quarterly in equal increments. The options are issuable at an exercise price equal to the market value at the date of grant. All vested options may be exercised at any time up to five years from the date of grant. At July 31, 2004, 360,000 shares were available for grant under this plan.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the option plans as of July 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,298,961	$2.69	2,196,418	$4.42	2,097,943	$5.07
Granted	688,617	3.93	580,000	1.59	550,500	1.71
Exercised	(206,600)	2.13	(5,000)	1.05	—
Forfeited/expired	(121,090)	1.58	(1,472,457)	4.84	(452,025)	4.38

Outstanding at end of year	1,659,888	3.36	1,298,961	2.69	2,196,418	4.42

Options exercisable at year-end	974,595	3.26	759,714	3.30	1,496,763	5.51

      The following table summarizes information regarding stock options outstanding as of July 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	At July 31,	Remaining	Exercise	at July 31,	Exercise
Exercise Prices	2004	Contractual Life	Price	2004	Price

$0.76-3.00	554,834	6.7	$1.30	450,501	$1.28
3.01-4.50	694,719	6.8	3.39	296,259	3.32
4.51-6.00	259,144	8.8	4.92	76,644	5.16
6.01-8.00	93,191	0.8	6.99	93,191	6.99
8.01-9.92	58,000	3.4	9.88	58,000	9.88

Total	1,659,888	6.6	3.36	974,595	3.26

      b. Warrants — We have issued warrants to various investors, shareholders and other third parties in connection with services provided. These warrants were valued using a Black Scholes model and charged to expense. Warrants issued in exchange for goods are expensed at the fair value of the consideration received. During the year ended July 31, 2003 warrants issued for goods or services were valued at $71,000 and are

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included as a component of selling, general and administrative expenses. Activity related to such warrants, which expire at various dates through September 2008, is summarized as follows:

	Number of	Warrant Price
	Shares	Per Share

Outstanding, July 31, 2001	25,000	$4.00-5.00
No activity	—

Outstanding, July 31, 2002	25,000	4.00-5.00
Issued	104,000	0.98-4.00

Outstanding, July 31, 2003	129,000	0.98-5.00
Issued	55,000	4.00-5.00

Outstanding, July 31, 2004	184,000	0.98-5.00

      c. Stock Purchase Plan — Under the Zila, Inc. Employee Stock Purchase Plan, we are authorized, as of July 31, 2001, to issue up to 2,000,000 shares of common stock to our eligible employees, nearly all of whom are eligible to participate. Eligible employees may have up to 15% of eligible compensation withheld and/or they may make a lump sum payment on the last day of the offering to purchase our common stock. The purchase price for each share of stock is 85% of the lower of the closing price on the first or last day of the offering period. A total of 76,800, 143,700 and 12,400 shares were purchased in fiscal 2004, 2003 and 2002, respectively, for aggregate proceeds of $250,000, $140,000 and $25,000, respectively.

12.	Income Taxes

      The consolidated income tax benefit (provision) consists of the following for the years ended July 31 (in thousands):

	2004	2003	2002

Current:
Federal	$—	$(95)	$280
State	(2)	(93)	(17)

Total current	(2)	(188)	263

Deferred:
Federal	—	—	(3,648)
State	—	—	(569)

Total deferred	—	—	(4,217)

Total consolidated income tax (benefit) provision	$(2)	$(188)	$(3,954)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

	2004	2003	2002

Federal statutory rate	(35)%	35%	(35)%
Adjustments:
State income taxes — net of federal tax effects	—	5	(5)
Non-deductible meal and entertainment expenses	1	1	1
Non-deductible intangible amortization	4	4	6
Increase (decrease) in valuation allowance	30	(43)	87

Effective tax rate	0%	2%	54%

      The components of deferred income tax assets and liabilities for the years ended July 31 are shown below (in thousands):

	2004	2003	2002

Deferred income tax assets:
Net operating loss carry forwards	$4,078	$2,480	$8,257
Capital loss carry forward	—	185	—
Book basis versus tax basis differences	1,416	1,964	447
Alternative minimum tax credit	230	249	154
Miscellaneous reserves and accruals	797	425	236
Other	77	1	8

Total deferred income tax assets	6,598	5,304	9,102

Deferred income tax liabilities:
Depreciation and amortization	(174)	(25)	—
Federal income tax on state NOL carryforwards	(73)	—
Other	(147)	(20)	—

Total deferred income tax liabilities	(394)	(45)	—

Valuation allowance	(6,204)	(5,259)	(9,102)

Net deferred income tax assets	$—	$—	$—

      Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. Net deferred tax assets were offset with a valuation allowance due to a lack of earnings history.

      We regularly review our deferred tax assets and related valuation reserves in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an assessment of all available evidence, both positive and negative, to determine whether a valuation allowance is needed. During fiscal years 2004, 2003 and 2002, after consideration of available positive and negative evidence, we determined that it was more likely than not that certain future tax benefits will not be realized. Accordingly, valuation allowances were provided that reduced the net deferred tax assets to $0 as of July 31, 2004, 2003 and 2002. During fiscal 2002, we recorded a tax benefit of $280,000 related to the filing of amended federal income tax returns during the third quarter of fiscal 2002. The amended returns were filed pursuant to section 102 of the “Job Creation and Worker Assistance Act of 2002,” which extended the use of NOL carry backs over five years instead of three.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At July 31, 2004, we had federal net operating loss carry forwards of approximately $11.4 million which expire in years 2009 through 2024.

      The other comprehensive losses in fiscal years 2004 ($2,200), 2003 ($300) and 2002 ($226,000) reflect no income tax benefit due to the recording of valuation allowances.

13.	Convertible Preferred Stock

      On February 1, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock to National Healthcare Manufacturing Corporation, as part of the acquisition of IST. The preferred stock is convertible into shares of common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. We paid dividends of $19,500, $49,000 and $29,000 during fiscal years 2004, 2003 and 2002, respectively. At July 31, 2004, accumulated accrued dividends are $39,000.

14.	Treasury Stock

      During the quarter ended January 31, 2000, we began acquiring shares of our common stock under our stock repurchase program announced in November 1999. The program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2004, we had purchased 225,100 shares of common stock at an aggregate cost of $571,000. We have made no purchases of our common stock under this program in fiscal 2004 and have suspended purchases under the program.

15.	Leases

      We lease offices, warehouse facilities and certain equipment, under capital and operating leases, with terms generally ranging up to 2009 with options to renew for additional periods.

      During fiscal 2004, we entered into new capital leases totaling $232,200. These capital leases are non-cash transactions and, accordingly, have been excluded from the Statements of Consolidated Cash Flows. Interest paid as part of capital lease obligations was approximately $15,300 in fiscal 2004.

      Operating leases are charged to expense as incurred. Rent expense for fiscal years 2004, 2003 and 2002 totaled $321,400, $469,300 and $407,000, respectively. Amortization of assets recorded under capital leases was included in depreciation expense.

      As part of our strategy to employ financial assets in core business competencies, on January 30, 2004, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash. We realized a gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease under SFAS 13.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments for capital and operating leases follow (in thousands):

	Capital	Operating
	Leases	Leases	Total

2005	$65	$466	$531
2006	59	244	303
2007	58	203	261
2008	47	207	254
2009	12	88	100
Thereafter

Total minimum lease payments	$241	$1,208	$1,449

Less: amounts representing interest	40

Present value of minimum lease payments	201
Less: Current portion of capital lease obligations	47

Long-term portion of capital lease obligations	$154

16.	Commitments and Contingencies

FDA approval of the OraTest® product

      We are pursuing FDA approval of a New Drug Application (“NDA”) for our OraTest® products. Factors that will affect the cost and timing of completion of the clinical trials include, but are not limited to: (i) patient enrollment rates; (ii) tumor formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) protocol modifications.

      At July 31, 2004, we had approximately $552,000 of OraTest® clinical rinse and swab inventory and ZTCTM drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance during fiscal 2005 (i) through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process and (ii) through sales in Europe and Asia. The drug substance currently has shelf lives with varying expiration dates which will expire through early 2006. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond these dates if our plans are delayed. However, no assurance can be given in this regard.

Litigation

      In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties since the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and a judgment for the overpaid royalties. Tinnell asserted several counterclaims. The Court has since ruled in our favor stating that we do not owe royalty obligations to Tinnell and denied several of Tinnell’s counterclaims. However, one of Tinnell’s counterclaims is still outstanding for breach of contract. Furthermore, the Court dismissed our request for reimbursement of overpaid royalties. Tinnell filed a motion asking the trial court to certify the issue of our royalty obligation for immediate appeal. In May 2004, we joined the request and also asked the trial court to certify the issue of our right to reimbursement of the overpaid royalties. Tinnell also moved under

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rule 54(b) for a money judgment in the amount of royalties due under the original agreement based on sales in Canada, up to the time the Canadian patent expired, plus prejudgment interest. We filed an opposition to this motion on the grounds that the royalty contract was completely unenforceable and neither party could assert any claims based on it, neither Tinnell for unpaid royalties nor us for reimbursement of overpayments. Since the judge previously ruled that we could not receive reimbursement, it would be an unenforceable action for any party to be entitled to receive monies.

      We are subject to other legal proceedings and claims which arise in the ordinary course of business. In our opinion and in the opinion of our legal counsel, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Daleco Capital Corporation

      In June 1992, Daleco Capital Corporation formed a limited partnership known as Daleco Zila Partners II, L.P. (the “Partnership”). We and our officers have no partnership interest in the Partnership. The purpose of the Partnership was to provide us with a means to fund the marketing program for certain products. The original Partnership agreement provided for a minimum of $150,000 and a maximum of $1,562,500 to be raised by the sale of partnership units. Under the original agreement, the Partnership will expend up to 80% of the gross partnership proceeds for marketing and sales-related expenditures on our behalf. In 1994, the Partnership agreement was amended to increase the maximum amount of marketing funds potentially available to us to be raised to $2,250,000. At July 31, 2004, approximately $1,820,000 has been spent.

      We are committed to pay the Partnership a commission equal to 5% to 10% of the gross sales of certain of our products, until such time as up to three times the amount of funds expended on the marketing program by the Partnership has been paid to the Partnership. We have paid commissions to the Partnership of approximately $100, $1,500 and $11,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

Vital Health Sciences Ltd. License Agreement

      On October 31, 2003, we entered into a license agreement with Vital Health that grants us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. A subsequent agreement entered into on August 4, 2004, extends the terms of the original agreement to give us extensive rights in the animal dietary supplement market in these countries. The initial term of the license is five years, and we have the right, unilaterally, to extend the term until the expiration of the last of the licensed patents. Two of such patents were issued while other patent applications are still pending. We also have a right of first refusal for all other international human dietary supplement markets under the agreement. Zila Nutraceuticals is currently using Vital Health’s patented tocopheryl phosphate technology to produce its Ester-E® product tailored for the dietary supplement market. Under the agreement, starting fiscal 2005, we are required to make royalty payments based on certain levels of sales volume. Additionally, we are subject to minimum annual royalty payment amounts, as defined.

Supply Arrangements

      Our wholly-owned subsidiary, Zila Nutraceuticals, Inc., entered into three-year supply agreements with two major suppliers for the purchase of $26.7 million of ascorbic acid. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under one of these agreements commenced in July 2004 and with the other staring in January 2005. The agreements provide a substantial portion of our anticipated annual requirements for ascorbic acid and will provide important cost predictability during the terms of the

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. Should prices fall sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. If our sales should decline significantly, we could be obligated to purchase supplies in excess of our needs.

Indemnifications

      During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our by-laws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. To help address these risks, we maintain general business liability insurance coverage, including product, commercial, general, fiduciary, employment practices and directors’ and officers’ liability coverages. We have not recorded a liability for these indemnities, commitments and other guarantees in the Consolidated Balance Sheets.

Contingent Warrants

      On March 11, 2004, we entered into an agreement with a sales representative for our ViziLite® products. Under the terms of the agreement, on June 17, 2004, we issued a warrant to purchase 25,000 shares of our common stock for $4.06 per share. The warrant was issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. The warrant will become exercisable on March 31, 2005 if certain defined sales milestones are met by December 31, 2004. We may be required to record non-cash charges in the first and second quarters of fiscal 2005 in connection with the achievement of these product sales milestones.

17.	Related Party Transactions

      In fiscal 2004, we paid $6,086 to Hogan and Hartson, a law firm in which a member of our Board of Directors, Mr. John Porter, is a partner. The payment was related to consulting work performed by this firm.

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

18.	Employee Benefit Plan

      We make available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the “Zila Plan”). We may make matching or profit sharing contributions to the Zila Plan. Our contributions to the Zila Plan were $223,000, $191,000 and $154,000 in fiscal 2004, 2003, and 2002, respectively.

19.	Segment Information

      Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”:

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Nutraceuticals Business Unit, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.: The Pharmaceuticals Business Unit which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (IST); and The Zila Biotechnology Business Unit, which includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

      We evaluate performance and allocate resources to segments based on operating results. We allocated the net gain of approximately $14.8 million derived from the settlement with our former contract research organization based principally upon the relative contributions of personnel from Corporate and the Biotechnology segment in helping to achieve such settlement.

      Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three years ended July 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total

Net revenues from continuing operations:
2004	$32,433	$16,993	$2	$—	$49,428
2003	29,423	17,664	20	—	47,107
2002	19,559	15,206	107	—	34,872
Income (loss) from continuing operations before income taxes and accounting change:
2004	8,300	(728)	(7,195)	(4,712)	(4,335)
2003	7,733	155	3,474	186	11,548
2002	2,808	(685)	(5,287)	(4,220)	(7,384)
Identifiable assets from continuing operations:
2004	31,469	11,499	15,583	3,558	62,108
2003	29,290	14,520	7,983	17,227	69,020
2002	28,958	17,732	7,814	2,787	57,291
Capital expenditures:
2004	759	31	37	450	1,277
2003	175	153	509	95	932
2002	35	64	253	125	477
Depreciation and amortization:
2004	1,057	832	683	99	2,671
2003	986	596	715	120	2,417
2002	1,219	1,376	737	120	3,452

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from customers attributed to all foreign countries were $5,416,000 $8,948,000 and $6,039,000 in fiscal years 2004, 2003 and 2002, respectively.

20.	Quarterly Financial Data (Unaudited)

      Quarterly financial information is presented in the following summary (in thousands, except per share amounts):

	2004
	Quarter Ended

	October 31	January 31	April 30	July 31

Net revenues	$12,053	$13,604	$12,650	$11,121
Gross profit	7,060	8,012	7,925	6,995
Loss from continuing operations before accounting change	(1,568)	(962)	(1,567)	(240)
Loss before accounting change	(1,568)	(962)	(1,567)	(240)
Net loss	$(1,568)	$(962)	$(1,567)	$(240)
Basic and diluted net loss per share:
Loss from continuing operations before accounting change	$(0.04)	$(0.02)	$(0.03)	$(0.01)
Net loss	$(0.04)	$(0.02)	$(0.03)	$(0.01)

	2003
	Quarter Ended

	October 31	January 31	April 30	July 31

Net revenues	$10,734	$11,978	$12,425	$11,970
Gross profit	6,565	7,147	7,352	6,147
Income (loss) from continuing operations before accounting change	(1,609)	(876)	(639)	14,483
Gain from discontinued operations	—	—	—	10
Income (loss) before accounting change	(1,609)	(876)	(639)	14,493
Cumulative effect of accounting change	(4,084)	—	—	—
Net income (loss)	$(5,693)	$(876)	$(639)	$14,493
Basic and diluted net loss per share:
Income (loss) from continuing operations before accounting change	$(0.04)	$(0.02)	$(0.01)	$0.32
Accounting change	$(0.09)	$—	$—	$—
Net income (loss)	$(0.13)	$(0.02)	$(0.01)	$0.32

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	of Period

	(In thousands)
Allowance for doubtful accounts receivable:
July 31, 2002	$269	$59	$199	$129
July 31, 2003	129	444	273	300
July 31, 2004	300	(84)	158	58
Allowance for sales returns:
July 31, 2002	94	159	113	140
July 31, 2003	140	196	92	244
July 31, 2004	244	174	195	223
Inventory reserve:
July 31, 2002	79	466	252	293
July 31, 2003	293	363	301	355
July 31, 2004	355	171	329	197
Deferred tax valuation allowance:
July 31, 2002	2,370	9,247	2,515	9,102
July 31, 2003	9,102	—	3,843	5,259
July 31, 2004	5,259	945	—	6,204

INDEX TO EXHIBITS

Exhibit			Method of
Number		Description	Filing

3-	A	Certificate of Incorporation, as amended	A
3-	B	Amended and Restated Bylaws (as amended through September 26, 2002)	O
3-	C	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	C
3-	D	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	L
4-	A	Specimen Stock Certificate	A
10-	A	Revolving line of Credit Loan Agreement dated February 1, 1999 between Zila, Inc. and Bank One, Arizona	A
10-	B	Stock Option Award Plan (as amended through April 10, 1991)(1)	B
10-	C	Non-Employee Directors Stock Option Plan (as amended through September 26, 2002)(1)	R
10-	L	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., and Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A
10-	M	Secured Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A
10-	N	Asset Purchase agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	E
10-	O	Revolving Line of Credit Loan Agreement dated December 1, 2000 between Zila, Inc. and Bank One, Arizona, NA	H
10-	P	First Loan Modification Agreement dated May 7, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-	Q	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	H
10-	R	Extension to First Loan Modification Agreement dated effective May 31, 2001 between Zila, Inc. and Bank One Arizona, NA	H
10-	S	Second Extension to First Loan Modification Agreement dated effective June 29, 2001 between Zila, Inc. and Bank One Arizona, NA	I
10-	T	Third Extension to First Loan Modification Agreement dated effective July 31, 2001 between Zila, Inc. and Bank One Arizona, NA	J
10-	U	1997 Stock Option Award Plan (as amended through September 13, 2001)(1)	G
10-	V	Employee Stock Purchase Plan(1)	F
10-	W	Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc. Ryker Dental of Kentucky, Inc. and Inter-Cal Corporation, Inc	K
10-	X	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and Henry Schein, Inc	M
10-	Y	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	M
10-	Z	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	N
10-	Aa	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and PracticeWorks, Inc. and Gregory A. Jones	N
10-	Ab	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc	N

Exhibit			Method of
Number		Description	Filing

10-	Ac	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A. Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	N
10-	Ad	Third Amendment dated December 13, 2002 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., Ryker Dental of Kentucky, Inc., and Inter-Cal Corporation	P
10-	Ae	General Services Agreement between Zila, Inc. and Quintiles, Inc. dated December 18, 2002 (without exhibits)	Q
10-	Af	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	Q
10-	Ag	Offer letter between Zila, Inc. and Lawrence J. Batina dated January 27, 2003	Q
10-	Ah	Fourth Amendment dated January 31, 2003 to the Loan and Security Agreement dated August 17, 2001 by and between Congress Financial Corporation and Zila, Inc., Zila Pharmaceuticals, Inc., and Inter-Cal Corporation	Q
10-	Ai	Credit and Security Agreement between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., Oxycal Laboratories, Incorporated, and Wells Fargo Business Credit, Inc., date as of February 6, 2004.	S
10-	Aj	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	S
10-	Ak	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003	S
10-	Al	Purchase Agreement between Zila, Inc. and Gary and Janet Hedge, dated as of November 7, 200	S
10-	Am	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	S
10-	An	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004	*
10-	Ao	First Amendment dated August 17, 2004 to the Credit and Security Agreement dated February 6, 2004 by and between Wells Fargo Business Credit, Inc. and Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Incorporated.	*
21		Subsidiaries of Registrant	*
23		Consent of Deloitte & Touche LLP (regarding Form S-8 and Form S-3 Registration Statements)	*
24-	A	Power of Attorney of Douglas D. Burkett, Ph.D.	*
24-	B	Power of Attorney of Andrew A. Stevens	*
24-	C	Power of Attorney of Morris C. Aaron	*
24-	D	Power of Attorney of Leslie H. Green	*
24-	E	Power of Attorney of Christopher D. Johnson	*
24-	F	Power of Attorney of Michael S. Lesser	*
24-	G	Power of Attorney of John Edward Porter	*
24-	H	Power of Attorney of Timothy Rose	*
31.1		Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2		Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1		Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2		Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999
B	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1996, as amended
C	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1997
D	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1998
E	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2000
F	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000
G	Incorporated by reference to the Company’s Form S-8 Registration Statement No. 333-54960 dated February 5, 2001
H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001
I	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 6, 2001
J	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2001
K	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 4, 2001
L	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2001.
M	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001
N	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 3, 2002
O	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002
P	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002
Q	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003
R	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed December 12, 2002
S	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004