Form 10-Q
period 2004-10-31
ZILA INC
filed 2004-12-08
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2004	Commission File Number 0-17521

ZILA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0619668 (I.R.S. Employer Identification No.)

5227 North 7th Street, Phoenix, Arizona 85014-2800
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (602) 266-6700

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

          Yes  ☒    No  ☐

     As of November 30, 2004, 45,735,031 shares of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2004

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,706,214	$11,679,915
Restricted cash collateral	518,839	517,353
Trade receivables - net of allowances of $320,000 (October 31) and $281,000 (July 31)	8,605,223	8,073,585
Inventories - net	6,966,218	6,769,546
Prepaid expenses and other current assets	1,891,806	1,827,026

Total current assets	27,688,300	28,867,425
PROPERTY AND EQUIPMENT - net	9,094,750	9,141,785
PURCHASED TECHNOLOGY RIGHTS - net	3,390,619	3,510,288
GOODWILL - net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS - net	13,319,141	13,240,319
OTHER ASSETS	409,753	418,634

TOTAL	$60,832,755	$62,108,643

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,366,498	$4,275,679
Accrued liabilities	3,241,068	3,077,071
Short-term borrowings	301,004	—
Current portion of long-term debt and capital lease obligations	342,136	343,403

Total current liabilities	9,250,706	7,696,153
Deferred gain on sale leaseback	496,343	534,587
Long-term debt and capital lease obligations - net of current portion	3,565,334	3,649,733

Total liabilities	13,312,383	11,880,473

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock - Series B, $.001 par value - authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,730,031 shares (October 31, 2004) and 45,723,296 shares (July 31, 2004)	45,730	45,723
Capital in excess of par value	83,984,375	83,968,913
Accumulated other comprehensive loss	(75,078)	(73,453)
Accumulated deficit	(36,325,782)	(33,604,140)
Common stock in treasury, at cost, 225,100 shares (October 31 and July 31, 2004)	(571,373)	(571,373)

Total shareholders’ equity	47,520,372	50,228,170

TOTAL	$60,832,755	$62,108,643

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended October 31,
	2004	2003
NET REVENUES	$11,819,668	$12,052,720
OPERATING COSTS AND EXPENSES:
Cost of products sold	4,144,423	4,992,946
Marketing and selling	4,762,158	3,048,774
General and administrative	2,978,476	3,611,434
Research and development	1,951,735	1,266,617
Depreciation and amortization	676,366	622,302

	14,513,158	13,542,073

LOSS FROM OPERATIONS	(2,693,490)	(1,489,353)

OTHER INCOME (EXPENSE):
Interest income	52,694	27,750
Interest expense	(47,798)	(79,150)
Other income (expense)	(21,343)	(27,588)

	(16,447)	(78,988)

LOSS BEFORE INCOME TAXES	(2,709,937)	(1,568,341)
Income tax benefit (expense)	(1,955)	—

NET LOSS	(2,711,892)	(1,568,341)

Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(2,721,642)	$(1,578,091)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:	$(0.06)	$(0.04)

Weighted average shares outstanding	45,500,890	45,219,211

NET LOSS	(2,711,892)	(1,568,341)
Foreign currency translation adjustments	(1,625)	(3,733)

COMPREHENSIVE LOSS	$(2,713,517)	$(1,572,074)

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended October 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,711,892)	$(1,568,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	676,366	622,302
Amortization of deferred financing costs	12,977	3,965
Other	(8,768)	(3,733)
Change in assets and liabilities:
Receivables - net	(531,638)	660,751
Inventories	(196,672)	(630,622)
Prepaid expenses and other assets	(117,165)	(497,783)
Accounts payable and accrued liabilities	1,301,253	(1,674,857)

Net cash used in operating activities	(1,575,539)	(3,088,318)

INVESTING ACTIVITIES:
Additions to property and equipment, net	(277,615)	(369,251)
Additions to intangible assets, net	(310,868)	(104,175)

Net cash used in investing activities	(588,483)	(473,426)

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	301,004	284,004
Proceeds from issuance of common stock	15,469	34,007
Dividends paid to preferred stockholders	(39,000)	(9,750)
Restricted cash deposited to collaterize letter of credit	(1,486)	—
Principal payments on long-term debt	(85,666)	(23,464)

Net cash provided by financing activities	190,321	284,797

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,973,701)	(3,276,947)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,679,915	16,160,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,706,214	$12,883,537

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Zila, Inc. and subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventative healthcare technologies and products, focusing on enhanced body defense and the detection and treatment of pre-disease states.

     Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit is comprised of Oxycal Laboratories, Inc. (“Oxycal”) and its subsidiary, Zila Nutraceuticals, Inc., a manufacturer and marketer of Ester-C® and Ester-E®, patented, branded, advanced protection forms of vitamin C and vitamin E for enhanced body defense. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of over-the counter oral care products, and the plastic molded products of Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”). The Zila Biotechnology Unit includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. We believe that the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”), which did business under the name Zila Dental Supply (“ZDS”), Zila Technical, Inc., Zila Technologies, Inc., Zila Swab Technologies, Inc., Oxycal Laboratories, Inc., and Zila Nutraceuticals, Inc. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

     We reclassified certain prior period amounts to conform to the current period presentation. (See Note 5 for further discussion of reclassifications related to IST).

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

     The following table illustrates the effect on net loss attributable to common shareholders and on loss per share if we had applied the fair value based recognition method of SFAS No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

	Three Months Ended
	October 31,
	2004	2003
Net loss attributable to common shareholders, as reported	$(2,722)	$(1,578)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	(378)	(349)

Pro forma net loss attributable to common shareholders	$(3,100)	$(1,927)

Net loss attributable to common shareholders per share - basic and diluted:
As reported	$(0.06)	$(0.04)
Pro forma	$(0.07)	$(0.04)
Black-Scholes model assumptions:
Risk-free interest rate	3.8%	3.2%
Expected volatility	75%	74%
Expected term (in years)	6.5	5.8
Dividend yield	0%	0%

3. NET LOSS PER COMMON SHARE

     Since a loss from continuing operations was incurred for the three month periods ended October 31, 2004 and 2003, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month periods ended October 31, 2004 and 2003 were 455,000 and 535,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.

4. INVENTORIES

          Inventories consist of the following (in thousands):

	October 31,	July 31,
	2004	2004
Finished goods	$1,764	$2,188
Work in process	910	339
Raw materials	4,570	4,440
Inventory reserves	(278)	(197)

	$6,966	$6,770

5. IST

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

     In September 2004, our Board of Directors reversed the divestiture decision and withdrew IST from the market. Management is planning to grow IST’s business prior to reevaluating its strategic fit and its importance to future operations. As a result of this decision, we reclassified IST’s “assets held for sale” and “liabilities related to assets held for sale,” as of July 31, 2004, to the categories presented below. Information at October 31, 2004 is presented for comparative purposes.

     Summarized balance sheet information for IST follows (in thousands):

	October 31,	July 31,
	2004	2004
Current assets	$268	$250
Property, plant and equipment, net	975	1,026
Patents, net	205	217
Other	7	13

Assets	$1,455	$1,506

Current liabilities	$206	$233

6. INTANGIBLE ASSETS

     A summary of intangible assets is presented below (in thousands):

	October 31, 2004			July 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$7,419	$4,028	$3,391	$7,419	$3,909	$3,510
Trademarks and other intangible assets:
Trademarks	11,643	3,236	8,407	11,627	3,119	8,508
Patents	3,730	1,155	2,575	3,586	1,128	2,458
Licensing costs	3,250	913	2,337	3,100	826	2,274

Total trademarks and other intangible assets	18,623	5,304	13,319	18,313	5,073	13,240

Total amortizable intangible assets	26,042	9,332	16,710	25,732	8,982	16,750

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,443	$14,803	$23,640	$38,133	$14,453	$23,680

     There were no changes in the carrying amount of goodwill for the three months ended October 31, 2004.

     Intangible asset amortization expense for the three months ended October 31, 2004 and 2003 was $352,000 and $326,000, respectively. For fiscal years 2006 through 2010, the amortization of intangibles is estimated to be $1.4 million each year.

7. DEBT AND LEASE OBLIGATIONS

     Debt consisted of the following (in thousands):

	October 31,	July 31,
	2004	2004
Short-term borrowings:
Installment note payable for insurance premiums, 5.98%	$301	$—

	October 31,	July 31,
	2004	2004
Current portion of long-term debt:
IDA bond payable, Series A	$245	$245
Capital lease obligations	46	47
Note payable for equipment	51	51

Total current portion of long-term debt	$342	$343

Long-term debt:
IDA bond payable, Series A	$3,151	$3,212
PharmaBio	500	500
Capital lease obligations	188	201
Notes payable for equipment with interest rates between 6.34% and 12.25% with maturities through 2006	68	80

Total long-term debt	3,907	3,993
Less current portion	342	343

Long-term portion	$3,565	$3,650

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $9.1 million at October 31, 2004. Obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $1.7 million in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At October 31, 2004, our net worth, as defined, was $47.5 million compared to the required amount of $46.0 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

     In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B and mature in 2019. The Series B were repaid. The Bonds bear a variable interest rate that was 1.9% at October 31, 2004. In connection with the issuance of the Bonds, the Authority required that Oxycal maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

     Under the terms of the Replacement Letter of Credit, on February 6, 2004, we placed $517,000 in an interest bearing collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined.

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

     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2005	$223	$34	$257
2006	274	48	322
2007	246	50	296
2008	245	44	289
2009	745	12	757
2010 and thereafter	1,986	—	1,986

Total	3,719	188	3,907
Less current portion	296	46	342

Long-term portion	$3,423	$142	$3,565

8. SUPPLEMENTAL CASHFLOW INFORMATION

     Supplemental cash flow information for the three months ended October 31, 2004 and 2003 was as follows (in thousands):

	Three months ended October 31,
	2004	2003
Cash paid for interest	$30	$35
Cash paid for income taxes	—	192
Capital lease obligations for new equipment	—	96

9. INCOME TAXES

     At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. In the three months ended October 31, 2004 and 2003, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. At October 31, 2004, we recorded total net deferred tax assets of approximately $7.2 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history.

     At October 31, 2004, the Company had income tax net operating loss carry forwards of approximately $13.8 million that expire in fiscal years 2009 through 2025.

10. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: the Nutraceuticals Business Unit, which includes Oxycal Laboratories, Inc. and its wholly-owned subsidiary, Zila Nutraceuticals, Inc.; the Pharmaceuticals Business Unit, which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (IST); and the Zila Biotechnology Business Unit, which includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium

Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     The table below presents information about reported segments for the three months ended October 31, 2004 and 2003 and segment total assets as of October 31, 2004 and July 31, 2004 (in thousands):

				Reconciling
		Segments		Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues:
Quarter ended October 31:
2004	$8,721	$3,099	$—	$—	$11,820
2003	6,990	5,061	2	—	12,053
Income (loss) before income taxes:
Quarter ended October 31:
2004	1,347	(240)	(2,285)	(1,532)	(2,710)
2003	1,015	412	(1,603)	(1,392)	(1,568)
Depreciation and amortization:
Quarter ended October 31:
2004	281	168	173	54	676
2003	254	163	175	30	622
Total assets as of:
October 31, 2004	32,320	11,272	14,794	2,447	60,833
July 31, 2004	31,469	11,499	15,583	3,558	62,109

11. COMMITMENTS AND CONTINGENCIES

FDA approval of the OraTest® product

     We are pursuing FDA approval of a New Drug Application (“NDA”) for our OraTest® product. Factors that will affect the cost and timing of completion of the clinical trials include, but are not limited to: (i) patient enrollment rates; (ii) cancer and pre-cancer formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) FDA acceptance of our program modifications.

     At October 31, 2004, we had approximately $533,000 of OraTest® clinical rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance during fiscal 2005 through (i) its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process and (ii) international sales. The drug substance currently has shelf lives with varying expiration dates which will expire through early 2006. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond these dates if our plans are delayed. However, no assurance can be given in this regard.

ViziLite®

     We had $243,000 of ViziLite® product in inventory and approximately $2.0 million of associated net long-lived assets as of October 31, 2004. As part of our strategy to educate the dental profession on the benefits of using ViziLite® and to widen distribution, in the third quarter of fiscal 2003 we modified our exclusive distributorship agreement with Patterson Dental Company to convert it to a non-exclusive agreement for the dental industry in the United States and Canada. We then retained regional distributors and sales groups with a roster of independent sales representatives. With the introduction of independent sales representative and regional distributors, we are modifying our plan to reach both opinion leaders and end-users in the oral cavity screening process. However, if sales do not ultimately reach certain levels, we may have to reduce the carrying value of the assets related to ViziLite®.

Litigation

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits that arise in the ordinary course of business. Management believes these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998, when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. Tinnell asserted several counterclaims.

     The Court has ruled in our favor, stating that we do not owe royalty obligations to Tinnell, dismissed our request for reimbursement of overpaid royalties and dismissed all but one of Tinnell’s counterclaims.

     In November 2004, Tinnell agreed to dismiss his remaining counterclaim. Tinnell has indicated that he will appeal the Court’s prior rulings in our favor. The time for making such an appeal has not yet expired.

     In early December 2004, we became aware of a purported class action lawsuit filed in the Superior Court of the State of Arizona for Maricopa County against Matrixx Initiatives, Inc. and a number of other defendants, including us and IST. The lawsuit alleges that the Zicam Cold Remedy Product manufactured by Matrixx Initiatives, Inc., a former customer of IST, caused damage to the sense of smell and/or taste of the plaintiffs. Other defendants in the lawsuit include manufacturers and retailers. IST had produced swabs and containers for the Zicam Cold Remedy Product for a limited period ending in March 2004. We and IST have not yet been formally served with this lawsuit; however, if we and IST are made parties to the lawsuit, we will contest it vigorously. After a preliminary review, we believe that the plaintiffs’ claims with respect to us and IST are without merit.

12. RECENT ACCOUNTING PRONOUNCEMENTS

     On November 24, 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151) effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS No. 151; however, we do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ZILA, INC. AND SUBSIDIARIES

Forward-Looking Information

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this Report will, in fact, transpire or prove to be accurate.

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of specific dietary supplements or the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain, expand, or in certain cases, regain distribution within new or existing channels of trade for our products; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, co-op advertising, or rebates; (ix) adverse changes in or interpretations of government regulations, especially those related to dietary supplements and ingredients in dietary supplements and those related to OTC products; (x) our suppliers and our ability to comply with current and proposed GMP’s and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers and our customers’ ability to repay obligations due to us; (xiii) our ability to keep and attract key management employees; (xiv) our ability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our ability to protect our intellectual property; (xix) charges resulting from an impairment of our goodwill, intangible assets and other long-lived assets; (xx) future decreases in the cost of ascorbic acid that may result in purchases under our supply arrangements at prices above market; (xxi) our ability to gain market acceptance of our ViziLite® and Ester-E® products; (xxii) adverse publicity regarding nutraceutical products, such as vitamins C and E; (xxiii) our ability to replace the loss of IST’s principal customer with new business; and (xxiv) a general downturn in the national economy as a whole.

     Included among the factors affecting the OraTest® product are: (i) successful completion of the clinical program; (ii) the FDA’s decision regarding our proposed modifications for the OraTest® clinical program; (iii) our ability to accelerate, expand and fund the clinical study under terms that are reasonable and prudent for us; (iv) the FDA’s ultimate decision regarding the OraTest® clinical program and product; (v) the length, size and expense of our clinical program and the FDA review process; (vi) stability of the ZTC® drug substance; (vii) the limitations on indicated uses for which the OraTest® product may be marketed if we receive FDA approval; and (viii) if approved, the market reception to the OraTest® product and any post- marketing reports or surveillance programs to monitor usage or side effects of the OraTest® product. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

     For a more detailed description of these and other cautionary factors that may affect our future results, please refer to our Annual Report on Form 10-K for the fiscal year ended July 31, 2004 filed with the Securities and Exchange Commission.

Non-GAAP Measures

     The following discussion includes a presentation of Earnings before Interest, Income taxes, Depreciation and Amortization (“EBITDA”), which is utilized by management as one measure of the performance of our business units. We consider EBITDA to be a meaningful measure of our ongoing operations that assists us in assessing our ability to fund our clinical program and debt service and to finance the growth of our core businesses.

     Although we use EBITDA as a financial measure to assess the performance of our business, we do not use EBITDA alone because it does not consider certain material costs, expenses and other items necessary to operate our business. These items include debt service costs and non-cash depreciation and amortization expense associated with long-lived assets. Because EBITDA does not consider these items, a user of our financial information should also consider net income as an important measure of our financial performance in that it provides a more complete measure of our performance.

     A reconciliation of EBITDA to net income for the periods set forth below follows (in thousands):

	Three months ended
	October 31,
	2004	2003
EBITDA	$(2,038)	$(895)
Interest Income	52	28
Interest Expense	(48)	(79)
Depreciation and Amortization	(676)	(622)
Income Tax Expense	(2)	—

Net loss	$(2,712)	$(1,568)

COMPANY OVERVIEW

     We are an innovator in preventive healthcare technologies and nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. Our Business Units are aligned as follows:

•	Zila Nutraceuticals, manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E.

•	Zila Pharmaceuticals, manufacturer and marketer of superior products to promote oral health and prevent oral disease, including the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of OTC oral care products and the plastic molded products of Zila Swab Technologies, Inc. (“IST”).

•	Zila Biotechnology, a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila Tolonium Chloride and OraTest® technologies, which are in FDA phase III clinical studies.

     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® product clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our EBITDA would be at a near break-even level, although we did not achieve this goal in fiscal 2004. We plan to continue to pursue this goal while we seek to obtain the requisite clearances from the U.S. Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as ViziLite® and our new Ester-E® product, and other such variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we accelerate our efforts to advance our clinical program. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during fiscal 2005 and during such future period.

     We believe that our current cash balances, cash generated from our operations, net proceeds from our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continuation of the launch of Ester-E® and anticipated capital expenditures for this period.

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

     No assurances can be made that the FDA will agree to our proposed program modifications or that the clinical objectives will be achieved. We have assimilated and implemented the FDA’s non-binding comments to our proposed program modifications and in September 2004 we submitted our revised clinical test protocols for FDA review. We are awaiting the FDA’s input regarding these revised protocols. In the meantime, we continue to prepare for execution of the modified program.

     Effective March 31, 2004, IST’s contract with a major customer expired. Sales under this contract represented approximately 80% of IST’s net revenues. As a result, IST’s net revenues in the three months ended October 31, 2004 were $195,000 compared to $1.6 million in the previous year and IST’s operating loss was $365,000 compared to operating income of $46,000 in the prior year period. Cost reduction measures underway at IST are anticipated to mitigate part of the loss of net revenues and profit margins at IST while we seek to obtain new customers to replace the loss of this contract.

     The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements (Unaudited).

RESULTS OF OPERATIONS

Comparison of the three months ended October 31, 2004 with the three months ended October 31, 2003

Total Company

     The following table summarizes our results of operations and related statistical information for the three months periods ended October 31, 2004 and 2003 (dollars in thousands):

		Percent of		Percent of
		Net		Net
	2004	Revenues	2003	Revenues	Change
Net revenues	$11,820	100%	$12,053	100%	(2)%
Operating Costs and Expenses:
Cost of products sold	4,144	35	4,993	41	(17)
Marketing & selling	4,762	40	3,049	25	56
General & administrative	2,979	25	3,611	30	(18)
Research & development	1,952	17	1,267	11	54
Depreciation & amortization	676	6	622	5	9

	14,513	123	13,542	112	7

Loss from operations	(2,693)	(23)	(1,489)	(12)	81
Other expense, net	(17)	—	(79)	(1)	(78)

Loss before income taxes	(2,710)	(23)	(1,568)	(13)	73
Income tax expense	(2)	—	—	—	—

Net loss	$(2,712)	(23)	$(1,568)	(13)	73

     Net revenues decreased 2% to $11.8 million for the three months ended October 31, 2004, compared to revenues of $12.1 million for the three months ended October 31, 2003. For this period, an increase of 25% in net revenues in the Nutraceuticals Business Unit was reduced by a 39% decrease in the Pharmaceuticals Business Unit. The decrease in net revenues in the Pharmaceuticals Business Unit resulted primarily from (i) the loss of a major customer at IST as the contract with its largest customer ended in March 2004; (ii) a change in the timing of quarterly Zilactin® sales and a distribution loss that we believe to be temporary; and (iii) a change in annualized purchasing patterns by our largest Peridex® customer. IST’s net revenues were $195,000 (net of intercompany sales), a decline of $1.4 million from the prior year level of $1.6 million. Net revenues, without the effect of IST, increased 11% over the prior year.

     Cost of products sold as a percentage of net revenues decreased to 35% from 41% for the three months ended October 31, 2004 compared to the same period in fiscal 2003. The primary factor in this decrease was the reduced cost of ascorbic acid, the major raw material in our Ester-C® products.

     Marketing and selling expenses for the three months ended October 31, 2004 as a percentage of net revenues increased to 40% from 25% in the prior year. Increased spending for brand and media advertising support for Ester-C® and the launch of Ester-E® and increased marketing and selling expenditures for ViziLite® were the primary reasons for this increase.

     General and administrative expenses were $3.0 million, or 25% of net revenues, for the three months ended October 31, 2004, compared to $3.6 million, or 30% of net revenue, for the three months ended October 31, 2003. The reduction of general and administrative expenses at IST was the primary factor in the decrease as IST downsized its operations after the loss of its major customer. Additionally, legal fees were lower in the three months ended October 31, 2004 than the prior year period as a result of the settlement of litigation that was pending the prior fiscal year.

     Research and development expenses increased $685,000, or 54%, to $2.0 million for the three months ended October 31, 2004 from $1.3 million in the three months ended October 31, 2003. The increase is due primarily to an increase in the OraTest® regulatory program expenses of $656,000, or 56%.

     Depreciation and amortization expenses increased $54,000, or 9%, to $676,000 for the three months ended October 31, 2004 from $622,000 for the three months ended October 31, 2003. The increase was attributable primarily to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units and corporate computer system software.

Nutraceuticals Business Unit

     Selected financial information for the Nutraceuticals Business Unit follows (dollars in thousands):

	Three months ended
	October 31
	2004	2003	Change
Net revenues	$8,721	$6,990	25%
Segment income before income taxes	1,347	1,015	33

     Net revenues for the Nutraceuticals Business Unit for the three months ended October 31, 2004 increased 25% over the prior year period. This growth was primarily in domestic sales for Ester-C® and was driven principally by increased radio and television advertising support for the Ester-C® products in our continuing strategy of brand development.

     Net income before taxes for the Nutraceuticals Business Unit for the three months ended October 31, 2004, was $1.3 million, an increase of 33% over the prior year period. Gross margins improved to 68% in 2004 compared to 59% in 2003 as a result of reductions in the cost of ascorbic acid. Increased spending for brand and media advertising support for Ester-C® and for the launch of Ester-E® offset the gross margin improvement. The improvements in gross margin and cost control measures in general and administrative expenses allowed net income before income taxes to increase at a rate higher than the increase in net revenues.

Pharmaceuticals Business Unit

     Selected financial information for the Pharmaceuticals Business Unit follows (dollars in thousands):

	Three months ended
	October 31
	2004	2003	Change
Net revenues	$3,099	$5,061	(39)%
Segment income (loss) before income taxes	(240)	412	(158)

     Net revenues for the Pharmaceuticals Business Unit decreased 39% to $3.1 million for the three months ended October 31, 2004 compared to net revenues of $5.1 million for the prior year period. The decrease in net revenues in the Pharmaceuticals Business Unit resulted primarily from (i) the loss of a major customer at IST as the contract with its largest customer ended in March 2004; (ii) a change in the timing of quarterly Zilactin® sales and a distribution loss that we believe to be temporary; and (iii) a change in annualized purchasing patterns by our largest Peridex® customer. IST’s net revenues were $195,000 (net of intercompany sales), a decline of $1.4 million, or 88%, from the prior year level of $1.6 million. Without IST, net revenues for the Pharmaceuticals Business Unit declined 16% for the three months ended October 31, 2004 compared to the prior year period.

     Net loss before income taxes for the Pharmaceuticals Business Unit for the three months ended October 31, 2004 was $240,000 compared to net income of $412,000 in the prior year period, a decrease of 158%. This decline resulted primarily from the net loss at IST.

Biotechnology Business Unit

     Selected financial information for the Biotechnology Business Unit follows (dollars in thousands):

	Three months ended
	October 31
	2004	2003	Change
Net revenues	$—	$2	(100)%
Research and development	(1,824)	(1,168)	56
Segment loss before income taxes	(2,285)	(1,603)	43

     There were no international sales of the OraTest® product during the three months ended October 31, 2004 as we continued our focus on obtaining FDA approval in the United States.

     Total operating expenses for the Biotechnology Business Unit were $2.3 million for the three months ended October 31, 2004, a 43% increase over the $1.6 million for the three months ended October 31, 2003. This was driven by an increase of approximately 56% in the regulatory program expenses related to the OraTest® product.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2004, our primary sources of liquidity included cash and cash equivalents of $9.7 million and the line of credit discussed below. Net working capital decreased to $18.4 million at October 31, 2004 from $21.2 million at July 31, 2004. The decrease in net working capital is due to the funding of the operating loss and the capital expenditures for property and equipment and intangibles.

     Net cash used in operating activities was $1.6 million during the three months ended October 31, 2004 and was primarily attributable to the net loss from continuing operations of $2.7 million and an increase of $845,000 in inventory, receivables and prepaid expenses, primarily at our Nutraceuticals Business Unit. Offsetting these uses of cash were: $681,000 of depreciation and amortization and other noncash items and an increase in accounts payable and other liabilities of $1.3 million, primarily in the Nutraceuticals and Pharmaceuticals Business Units.

     Net cash used in investing activities was $588,000, attributable to funds used for equipment purchases and patent and trademark filings.

     Net cash provided by financing activities during the three months ended October 31, 2004 was $190,000, arising primarily from the increase in short-term borrowings for insurance premium financing of $301,000, offset by principal payments on long-term debt and dividends paid to preferred stockholders.

     We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continued launch of Ester-E® and ViziLite®, and anticipated capital expenditures through the next 12 months.

Bank Financing

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Swab Technologies, Inc., and Oxycal Laboratories, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $9.1 million at October 31, 2004. Obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $1.7 million in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At October 31, 2004, our net worth, as defined, was $47.5 million compared to the required net worth amount of $46.0 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

     We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS 13. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.

PharmaBio Investment

     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Long-Term Debt Financing

     In April 1999, Oxycal entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Oxycal for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B and mature in 2019. The Series B were repaid. The Bonds bear a variable interest rate that was 1.9% at October 31, 2004. In connection with the issuance of the Bonds, the Authority required that Oxycal maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells Fargo provides this new letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

     Under the terms of the Replacement Letter of Credit, on February 6, 2004, we placed $517,000 in a cash collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined.

Stock Repurchases

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During fiscal 2003, we repurchased 30,100 shares for $36,000. As of October 31, 2004, 225,100 shares had been repurchased for $571,400. We have made no purchases of our common stock under this program since fiscal 2003 and have suspended purchases under the program.

Preferred Stock Financing

     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. During the three months ended October 31, 2004, we paid dividends of $39,000 and have accumulated accrued dividends of $9,750 as of October 31, 2004.

Summary of Critical Accounting Policies and Estimates

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

     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $320,000 at October 31, 2004 and $281,000 at July 31, 2004. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of October 31, 2004 of $5.6 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to properly market the product to a sufficient number of dentists so it becomes integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of October 31, 2004 of $2.0 million have been capitalized.

     Goodwill, Intangibles and Other Long-Lived Assets — We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We assess the carrying amounts of goodwill, intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill, intangibles and other long-lived assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

     In accordance with SFAS No. 142 — “Goodwill and Other Intangibles,” our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     The following is a summary of the significant components of our goodwill and intangible assets and our impairment methodology for each.

     Zila Pharmaceuticals Goodwill — Goodwill of $4.0 million at October 31, 2004 is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. As part of the implementation for SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor’s findings, we determined that approximately $3.0 million of the Peridex® goodwill and the entire $1.1 million of IST goodwill acquired in February 2001 was impaired thus reducing goodwill to approximately $4.0 million. This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year. We review the carrying value of Zila Pharmaceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $11.2 million (net of accumulated amortization of $4.1 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.4 million net purchased technology rights at October 31, 2004 is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $702,000 (primarily related to our manufacturing facility); (ii) patents and patents pending of $1.5 million; and (iii) $533,000 of OraTest® clinical rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability- weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

     Income Taxes – We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. As of October 31, 2004, all of our deferred tax assets were offset by a valuation allowance.

Recent Accounting Pronouncements

     On November 24, 2004, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151) effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS No. 151; however, we do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to certain market risks arising from transactions in the normal course of our business, primarily from interest rate fluctuations.

     We have a revolving line of credit with Wells Fargo Business Credit with a variable interest rate equal to the prime rate announced by Wells Fargo Bank, N.A. (4.00 percent at October 31, 2004). At October 31, 2004, we had no borrowings outstanding under this line of credit. The impact of a 10 percent proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by JP Morgan Chase Bank and fluctuate based on market conditions and our rate was 1.9% at October 31, 2004. A 10 percent proportional increase in the average interest rate on the credit line would not be expected to have a material effect.

Item 4. Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure objectives and are effective in reaching that level of reasonable assurance.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Part II - Other Information

Item 1. Legal Proceedings

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits that arise in the ordinary course of business. Management believes these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998, when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. Tinnell asserted several counterclaims.

     The Court has ruled in our favor, stating that we do not owe royalty obligations to Tinnell, dismissed our request for reimbursement of overpaid royalties and dismissed all but one of Tinnell’s counterclaims.

     In November 2004, Tinnell agreed to dismiss his remaining counterclaim. Tinnell has indicated that he will appeal the Court’s prior rulings in our favor. The time for making such an appeal has not yet expired.

     In early December 2004, we became aware of a purported class action lawsuit filed in the Superior Court of the State of Arizona for Maricopa County against Matrixx Initiatives, Inc. and a number of other defendants, including us and IST. The lawsuit alleges that the Zicam Cold Remedy Product manufactured by Matrixx Initiatives, Inc., a former customer of IST, caused damage to the sense of smell and/or taste of the plaintiffs. Other defendants in the lawsuit include manufacturers and retailers. IST had produced swabs and containers for the Zicam Cold Remedy Product for a limited period ending in March 2004. We and IST have not yet been formally served with this lawsuit; however, if we and IST are made parties to the lawsuit, we will contest it vigorously. After a preliminary review, we believe that the plaintiffs’ claims with respect to us and IST are without merit.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

     On November 10, 1999, we announced that our Board of Directors authorized the repurchase of up to one million shares of Zila common stock. Purchases are made on the open market depending on market conditions and other factors. During fiscal 2003, we repurchased 30,100 shares for $36,000. As of October 31, 2004,225,100 shares had been repurchased for $571,400. We have made no purchases of our common stock under this program since fiscal 2003 and have suspended purchases under the program.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 0f 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 0f 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2004	By:/s/Douglas D. Burkett, Ph.D.
Douglas D. Burkett, Ph.D.
President, Chairman of the Board
(Principal Executive Officer)

By:/s/Andrew A. Stevens
Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 0f 2002