Form 10-Q
period 2005-01-31
ZILA INC
filed 2005-03-09
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Quarter Ended	Commission File Number
January 31, 2005	0-17521

ZILA, INC .

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0619668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

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
          Yes ☑ No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
          Yes ☑ No☐

     As of February 28, 2005, 45,818,157 shares of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2004

Page
Part I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Balance Sheets as of January 31, 2005 and July 31, 2004	3
Consolidated Statements of Operations and Comprehensive Loss for the three-month and six-month periods ended January 31, 2005 and 2004	4
Consolidated Statements of Cash Flows for the six-month period ended January 31, 2005 and 2004	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	26
INDEX TO EXHIBITS	27
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,317,688	$11,679,915
Restricted cash collateral	519,636	517,353
Trade receivables - net of allowances of $225,000 (January 31, 2005) and $281,000 (July 31, 2004)	9,797,655	8,073,585
Inventories - net	6,255,977	6,769,546
Prepaid expenses and other current assets	1,666,972	1,827,026

Total current assets	25,557,928	28,867,425

PROPERTY AND EQUIPMENT - net	8,928,246	9,141,785
PURCHASED TECHNOLOGY RIGHTS - net	3,270,950	3,510,288
GOODWILL - net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS - net	13,175,295	13,240,319
OTHER ASSETS	398,210	418,634

TOTAL	$58,260,821	$62,108,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,422,491	$4,275,679
Accrued liabilities	3,221,157	3,077,071
Short-term borrowings	202,162	—
Current portion of long-term debt and capital lease obligations	341,775	343,403

Total current liabilities	9,187,585	7,696,153

Deferred gain on sale leaseback	458,099	534,587
Long-term debt and capital lease obligations - net of current portion	3,484,895	3,649,733

Total liabilities	13,130,579	11,880,473

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock - Series B, $.001 par value - authorized 2,500,000 shares, issued 100,000 shares	462,500	462,500
Common stock, $.001 par value - authorized 65,000,000 shares, issued 45,818,157 shares (January 31, 2005) and 45,723,296 shares (July 31, 2004)	45,818	45,723
Capital in excess of par value	84,242,461	83,968,913
Accumulated other comprehensive loss	(77,860)	(73,453)
Accumulated deficit	(38,991,606)	(33,604,140)
Common stock in treasury, at cost, 218,411 shares ( January 31, 2005) and 225,1000 shares (July 31, 2004)	(551,071)	(571,373)

Total shareholders’ equity	45,130,242	50,228,170

TOTAL	$58,260,821	$62,108,643

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
NET REVENUES	$13,292,825	$13,603,714	$25,112,493	$25,656,434
Cost of products sold	4,450,747	5,591,569	8,595,170	10,584,516

Gross profit	8,842,078	8,012,145	16,517,323	15,071,918

OPERATING EXPENSES:
Marketing and selling	6,093,179	4,201,707	10,855,337	7,250,481
General and administrative	3,074,461	3,413,648	6,052,937	7,025,082
Research and development	1,632,883	1,001,943	3,584,618	2,268,560
Depreciation and amortization	675,435	759,189	1,351,801	1,381,490

Total operating expenses	11,475,958	9,376,487	21,844,693	17,925,613

LOSS FROM OPERATIONS	(2,633,880)	(1,364,342)	(5,327,370)	(2,853,695)

OTHER INCOME (EXPENSE):
Interest income	41,023	24,336	93,717	52,086
Interest expense	(52,080)	(74,713)	(99,878)	(153,863)
Gain on sale of assets	—	470,462	—	470,462
Other income (expense)	(11,137)	(16,890)	(32,480)	(44,478)

	(22,194)	403,195	(38,641)	324,207

LOSS BEFORE INCOME TAXES	(2,656,074)	(961,147)	(5,366,011)	(2,529,488)
Income tax expense	—	—	(1,955)	—

NET LOSS	(2,656,074)	(961,147)	(5,367,966)	(2,529,488)

Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(2,665,824)	$(970,897)	$(5,387,466)	$(2,548,988)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:	$(0.06)	$(0.02)	$(0.12)	$(0.06)

Weighted average shares outstanding	45,557,785	45,298,437	45,527,786	45,259,040

NET LOSS	(2,656,074)	(961,147)	(5,367,966)	(2,529,488)
Foreign currency translation adjustments	(2,782)	(1,337)	(4,407)	(5,070)

COMPREHENSIVE LOSS	$(2,658,856)	$(962,484)	$(5,372,373)	$(2,534,558)

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended January 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(5,367,966)	$(2,529,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,351,801	1,381,490
Amortization of deferred financing costs	25,955	7,932
Gain on sale of assets	—	(470,462)
Noncash research and development expense	49,000	—
Noncash stock based compensation expense	18,246	11,709
Other	(26,613)	(5,301)
Change in assets and liabilities:
Receivables - net	(1,724,070)	(1,811,095)
Inventories	513,569	878,606
Prepaid expenses and other assets	65,865	(194,696)
Accounts payable and accrued liabilities	1,365,073	(2,066,561)

Net cash used in operating activities	(3,729,140)	(4,797,866)

INVESTING ACTIVITIES:
Additions to property and equipment, net	(424,514)	(451,873)
Net proceeds from sale of assets	—	1,721,876
Additions to intangible assets, net	(403,587)	(322,537)

Net cash used in (provided by) investing activities	(828,101)	947,466

FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	202,162	112,695
Proceeds from issuance of common stock	206,397	360,956
Dividends paid to preferred stockholders	(39,000)	(19,500)
Restricted cash deposited to collaterize letter of credit	(2,283)	—
Principal payments on long-term debt	(172,262)	(247,936)

Net cash provided by financing activities	195,014	206,215

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,362,227)	(3,644,185)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,679,915	16,160,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,317,688	$12,516,299

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Zila, Inc., a Delaware corporation, and subsidiaries (“Zila”) is an innovator in preventative healthcare technologies and products, focusing on enhanced body defense and the detection and treatment of pre-disease states.

     Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit is comprised of Zila Nutraceuticals, Inc., a manufacturer and marketer of Ester-C® and Ester-E®, patented, branded, advanced protection forms of vitamin C and vitamin E for enhanced body defense. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of over-the counter oral care products, and the plastic molded products of Zila Swab Technologies, Inc., dba Innovative Swab Technologies (“IST”). The Zila Biotechnology Unit includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and the manager of the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

     On January 1, 2005, Oxycal Laboratories, Inc. (“Oxycal”) was renamed Zila Nutraceuticals, Inc. after the merger with its wholly-owned subsidiary, Zila Nutraceuticals, Inc.

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. We believe that the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Ltd., Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”), which did business under the name Zila Dental Supply (“ZDS”), Zila Technical, Inc., Zila Technologies, Inc., Zila Swab Technologies, Inc., and Zila Nutraceuticals, Inc. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

     We reclassified certain prior period amounts to conform to the current period presentation. Note 5 of Notes to Consolidated Financial Statements (unaudited) discusses reclassifications related to IST.

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

	Three months ended		Six months ended
	January 31		January 31
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(2,666)	$(971)	$(5,388)	$(2,549)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	415	444	773	793

Pro forma net loss attributable to common shareholders	$(3,081)	$(1,415)	$(6,161)	$(3,342)

Net loss attributable to common shareholders per share - basic and diluted:
As reported	$(0.06)	$(0.02)	$(0.12)	$(0.06)
Pro forma	$(0.07)	$(0.03)	$(0.14)	$(0.07)

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options periodically to purchase common stock to our employees and directors under our stock award plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R will be effective for us beginning August 1, 2005. SFAS No. 123R will negatively impact our earnings; however, we have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption.

3. NET LOSS PER COMMON SHARE

     Since a loss from continuing operations was incurred for the three-month and six-month periods ended January 31, 2005 and 2004, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for both the three month and six-month period periods ended January 31, 2005 were 536,000 and for the three month and six-month period periods ended January 31, 2004 were 716,625 and 614,328, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.

4. INVENTORIES

          Inventories consist of the following (in thousands):

	January 31,	July 31,
	2005	2004
Finished goods	$1,350	$2,188
Work in process	590	339
Raw materials	4,518	4,440
Inventory reserves	(202)	(197)

	$6,256	$6,770

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

     In September 2004, our Board of Directors reversed the divestiture decision and withdrew IST from the market. Management is planning to grow IST’s business prior to reevaluating its strategic fit and its importance to future operations. As a result of this decision, we reclassified IST’s “assets held for sale” and “liabilities related to assets held for sale,” as of July 31, 2004, to the categories presented below. Information at January 31, 2005 is presented for comparative purposes.

     Summarized balance sheet information for IST follows (in thousands):

	January 31,	July 31,
	2005	2004
Current assets	$237	$250
Property, plant and equipment, net	939	1,026
Patents, net	193	217
Other	7	13

Assets	$1,376	$1,506

Current liabilities	$226	$233

6. INTANGIBLE ASSETS

     A summary of intangible assets is presented below (in thousands):

	January 31, 2005			July 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:

Purchased technology rights	$7,419	$4,148	$3,271	$7,419	$3,909	$3,510

Trademarks and other intangible assets:
Trademarks	11,649	3,364	8,285	11,627	3,119	8,508
Patents	3,827	1,184	2,643	3,586	1,128	2,458
Licensing costs	3,250	1,003	2,247	3,100	826	2,274

Total trademarks and other intangible assets	18,726	5,551	13,175	18,313	5,073	13,240

Total amortizable intangible assets	26,145	9,699	16,446	25,732	8,982	16,750

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,546	$15,170	$23,376	$38,133	$14,453	$23,680

     There were no changes in the carrying amount of goodwill for the three and six months ended January 31, 2005.

     Intangible asset amortization expense for the three-month and six-month periods ended January 31, 2005 was $356,000 and $708,000, respectively. For fiscal years 2006 through 2010, the amortization of intangibles is estimated to be $1.4 million each year.

7. DEBT AND LEASE OBLIGATIONS

Debt consisted of the following (in thousands):

	January 31,	July 31,
	2005	2004
Short-term borrowings:
Installment note payable for insurance premiums	$202	$—

Current portion of long-term debt:
IDA bond payable, Series A	$245	$245
Capital lease obligations	45	47
Note payable for equipment	52	51

Total current portion of long-term debt	$342	$343

Long-term debt:
IDA bond payable, Series A	$3,089	$3,212
PharmaBio	500	500
Capital lease obligations	182	201
Note payable for equipment	56	80

Total long-term debt	3,827	3,993
Less current portion	342	343

Long-term portion	$3,485	$3,650

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $8.4 million at January 31, 2005. Obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.0 million in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At January 31, 2005, our net worth, as defined, was $45.1 million compared to the required amount of $41.5 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on January 25, 2005 to increase the capital expenditures limit and to reduce the required net worth amount to the amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

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

     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 2.0% at January 31, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

     Under the terms of the Replacement Letter of Credit, on February 6, 2004, we placed $517,000 in an interest bearing collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined.

     We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.

     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2005	$149	$22	$171
2006	274	49	323
2007	245	52	297
2008	245	45	290
2009	746	14	760
2010 and thereafter	1,986	—	1,986

Total	3,645	182	3,827
Less current portion	297	45	342

Long-term portion	$3,348	$137	$3,485

8. SUPPLEMENTAL CASHFLOW INFORMATION

Supplemental cash flow information follows (in thousands):

	Six months ended
	January 31
	2005	2004
Cash paid for interest	$84	$64
Cash paid for income taxes	—	192
Capital lease obligations for new equipment	6	205

9. INCOME TAXES

     At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. In the three and six months ended January 31, 2005 and 2004, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. At January 31, 2005, we recorded total net deferred tax assets of approximately $7.9 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history.

     At January 31, 2005, the Company had income tax net operating loss carry forwards of approximately $16.7 million that expire in fiscal years 2009 through 2025.

10. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: the Nutraceuticals Business Unit, which includes Zila Nutraceuticals, Inc.; the Pharmaceuticals Business Unit, which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (IST); and the Zila Biotechnology Business Unit, which includes Zila Biotechnology Inc., Zila Technology, Inc. and Zila Limited, and is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and the manager of the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     The table below presents information about reported segments for the three months ended January 31, 2005 and 2004 (in thousands):

				Reconciling
		Segments		Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues:
Three months ended January 31:
2005	$9,801	$3,492	$—	$—	$13,293
2004	8,612	4,992	—	—	13,604

Income (loss) before income taxes:
Three months ended January 31:
2005	1,525	(711)	(1,886)	(1,584)	(2,656)
2004	1,426	(220)	(1,339)	(828)	(961)

Depreciation and amortization:
Three months ended January 31:
2005	283	170	173	49	675
2004	254	304	174	27	759

     The table below presents information about reported segments for the six months ended January 31, 2005 and 2004 and segment total assets as of January 31, 2005 and July 31, 2004 (in thousands):

				Reconciling
		Segments		Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues:
Six months ended January 31:
2005	$18,522	$6,590	$—	$—	$25,112
2004	15,602	10,053	1	—	25,656

Income (loss) before income taxes:
Six months ended January 31:
2005	2,872	(951)	(4,171)	(3,116)	(5,366)
2004	2,441	193	(2,943)	(2,220)	(2,529)

Depreciation and amortization:
Six months ended January 31:
2005	564	338	346	104	1,352
2004	508	466	350	57	1,381

Total assets as of:
January 31, 2005	32,203	11,369	11,455	3,234	58,261
July 31, 2004	31,469	11,499	15,583	3,558	62,109

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

     At January 31, 2005, we had approximately $514,000 of OraTest® clinical rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance through (i) its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process and (ii) international sales. The drug substance currently has shelf lives with varying expiration dates which will expire through July 2006. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond these dates if our plans are delayed. However, no assurance can be given in this regard.

ViziLite®

     We had $213,000 of ViziLite® product in inventory and approximately $1.9 million of associated net long-lived assets as of January 31, 2005. In fiscal 2004, we adjusted our product-to-market strategy for ViziLite® based on our experiences in promoting awareness, education, trial and repeat purchases of this unique product within the dental profession. The redirected product rollout strategy is currently in the implementation stage and thus the acceptance of ViziLite® cannot be determined at this time. If sales do not ultimately reach certain minimum levels, we may have to reduce the carrying value of the assets related to ViziLite®.

Litigation

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits that arise in the ordinary course of business. Management believes these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. The Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. A briefing schedule has been established by the Ninth Circuit Court of Appeals.

     In early December 2004, we became aware of a purported class action lawsuit filed in the Superior Court of the State of Arizona for Maricopa County against Matrixx Initiatives, Inc. and a number of other defendants, including us and IST. The lawsuit alleges that the Zicam Cold Remedy Product manufactured by Matrixx Initiatives, Inc., a former customer of IST, caused damage to the sense of smell and/or taste of the plaintiffs. Other defendants in the lawsuit include manufacturers and retailers. IST had produced swabs and containers for the Zicam Cold Remedy Product for a limited period that ended in March 2004. We and IST have not yet been served with this lawsuit; however, if we and IST are made parties to the lawsuit, we will contest it vigorously. We believe that the plaintiffs’ claims with respect to us and IST are without merit.

     On January 25, 2005, we were sued in the Superior Court of the State of Arizona by a former employee for alleged wrongful termination in the case captioned Ronald Fugate v. Zila, Inc., et al CV2005-001218. The claims made are without merit and we will vigorously defend against them.

12. RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. Unless early adoption is elected, SFAS No. 123R will become effective for us beginning August 1, 2005. We have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact our earnings.

     On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on August 1, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS No. 151; however, we do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

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

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of specific dietary supplements or the dietary supplement industry and the consumer oral care, OTC and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain, expand, or in certain cases, regain distribution within new or existing channels of trade for our products; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, co-op advertising, or rebates; (ix) adverse changes in or interpretations of government regulations, especially those related to dietary supplements and ingredients in dietary supplements and those related to OTC products; (x) our suppliers and our ability to comply with current and proposed GMP’s and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers and our customers’ ability to repay obligations due to us; (xiii) our ability to attract and retain key employees; (xiv) our ability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our ability to protect our intellectual property; (xix) charges resulting from an impairment of our goodwill, intangible assets and other long-lived assets; (xx) future decreases in the cost of ascorbic acid that may result in purchases under our supply arrangements at prices above market; (xxi) our ability to gain market acceptance of our ViziLite® and Ester-E® products; (xxii) adverse publicity regarding nutraceutical products, such as vitamins C and E; (xxiii) our ability to replace the loss of IST’s principal customer with new business; and (xxiv) a general downturn in the national economy as a whole.

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

     A reconciliation of EBITDA to net income for the periods set forth below follows (in thousands):

	Three months ended		Six months ended
	January 31		January 31
	2005	2004	2005	2004
EBITDA	$(1,970)	$(151)	$(4,008)	$(1,046)
Interest Income	41	24	94	52
Interest Expense	(52)	(75)	(100)	(154)
Depreciation and Amortization	(675)	(759)	(1,352)	(1,381)
Income Tax Expense	—	—	(2)	—

Net loss	$(2,656)	$(961)	$(5,368)	$(2,529)

COMPANY OVERVIEW

     We are an innovator in preventive healthcare technologies and nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. Our Business Units are aligned as follows:

•	Zila Nutraceuticals, manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E.

•	Zila Pharmaceuticals, manufacturer and marketer of products to promote oral health and prevent oral disease, including the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of OTC oral care products and the plastic molded products of Zila Swab Technologies, Inc. (“IST”).

•	Zila Biotechnology, a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila Tolonium Chloride and OraTest® technologies. The OraTest® product is in FDA phase III clinical studies.

     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® product clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our EBITDA would be at a near break-even level, although we did not achieve this goal in fiscal 2004. We plan to continue to pursue this goal while we seek to obtain the requisite clearances from the FDA to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as ViziLite® and our new Ester-E® product, and other such variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we accelerate our efforts to advance our clinical program. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during fiscal 2005 and during such future period.

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

     We received preliminary comments from the FDA on the proposed amendments to the clinical program. The comments that we received were technical in nature and centered on clarifications to previously submitted materials and the statistical metrics that would be used to evaluate the data gathered during the clinical trial. The primary goal of the proposed clinical program is the inclusion of severe dysplasia as a primary endpoint of the trial. Additionally, certain elements of the amended program would allow for a substantial reduction in patient visits and the cost and duration of the program. As a result of receiving these comments, we have decided to proceed with certain of the preliminary processes necessary to conduct the amended clinical program, such as submission of the clinical protocols to the independent review boards at our investigative sites and the completion of necessary contractual arrangements. We will continue our communications with FDA aimed at addressing their preliminary comments. No assurances can be made that the FDA will not have further comment on the clinical program or that the clinical objectives of the program will be achieved.

     Effective March 31, 2004, IST’s contract with a major customer expired. As a result, IST’s net revenues (net of intercompany eliminations) in the three months and six months ended January 31, 2005 were $115,000 and $309,000, respectively, compared to $1.7 million and $3.3 million, respectively in the previous year. IST’s net losses (net of inter-company eliminations) for the three months and six months ended January 31, 2005 were $360,000 and $726,000, respectively, compared to net income of $93,000 and $139,000 in the previous year. Cost reduction measures underway at IST are anticipated to mitigate part of the loss of net revenues and profit margins at IST while we seek to obtain new customers to replace the loss of this contract.

     The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements (Unaudited).

RESULTS OF OPERATIONS

Comparison of the three month and six month periods ended January 31, 2005 and January 31, 2004

Total Company

     The following tables summarize our results of operations and related statistical information for the three-month and six-month periods ended January 31, 2005 and 2004 (dollars in thousands):

	Three months ended January 31, 2005 and 2004
		Percent of		Percent of
		Net		Net
	2005	Revenues	2004	Revenues	Change
Net revenues	$13,293	100%	$13,604	100%	(2%)
Cost of products sold	4,451	33	5,592	41	(20)

Gross profit	8,842	67	8,012	59	10
Operating Expenses:
Marketing & selling	6,093	46	4,202	31	45
General & administrative	3,075	23	3,414	25	(10)
Research & development	1,633	13	1,001	7	63
Depreciation & amortization	675	5	759	6	(11)

	11,476	87	9,376	69	22

Loss from operations	(2,634)	(20)	(1,364)	(10)	93
Other income (expense), net	(22)	—	403	3	(106)

Loss before income taxes	(2,656)	(20)	(961)	(7)	176
Income tax expense	—	—	—	—	—

Net loss	$(2,656)	(20)	$(961)	(7)	176

	Six months ended January 31, 2005 and 2004
		Percent of		Percent of
		Net		Net
	2005	Revenues	2004	Revenues	Change
Net revenues	$25,112	100%	$25,656	100%	(2%)
Cost of products sold	8,595	34	10,584	41	(19)

Gross profit	16,517	66	15,072	59	10

Operating Expenses:
Marketing & selling	10,855	43	7,251	28	50
General & administrative	6,053	24	7,025	27	(14)
Research & development	3,584	15	2,269	9	58
Depreciation & amortization	1,352	5	1,381	6	(2)

	21,844	87	17,926	70	22

Loss from operations	(5,327)	(21)	(2,854)	(11)	87
Other expense, net	(39)	—	325	1	(112)

Loss before income taxes	(5,366)	(21)	(2,529)	(10)	112
Income tax expense	2	—	—	—	—

Net loss	$(5,368)	(21)	$(2,529)	(10)	112

     Net revenues decreased 2% to $13.3 million for the three months ended January 31, 2005, compared to revenues of $13.6 million for the three months ended January 31, 2004. Net revenues decreased 2% to $25.1 million for the six months ended January 31, 2005, compared to revenues of $25.7 million for the six months ended January 31, 2004. For the three and six month periods ended January 31, 2005 net revenues of the Nutraceuticals Business Unit increased 14% and 19%, respectively, compared to the prior year periods. These increases were offset by declines in the Pharmaceuticals Business Unit of 30% and 34%, respectively, for these periods. The decreases in net revenues in the Pharmaceuticals Business Unit resulted primarily from the loss of a major customer at IST as the contract with its largest customer ended in March 2004. Without the effect of IST, net revenues increased 11% over both the three-month and six-month periods of the prior year. IST’s net revenues were $115,000 and $309,000 (net of intercompany sales) for the three and six month periods ended January 31, 2005, respectively, a decline of $1.6 million and $3.0 million from the prior year periods. IST’s net revenues for the three and six month periods ended January 31, 2004, were $1.7 million and $3.3 million, respectively.

     Gross profit as a percentage of net revenues increased to 67% and 66% for the three month and six month periods ended January 31, 2005, respectively, compared to 59% for the prior year periods. The primary factor contributing to this improvement was the reduced cost of ascorbic acid, the major raw material in our Ester-C® products.

     Marketing and selling expenses as a percentage of net revenues increased to 46% and 43%, respectively, for the three and six month periods ended January 31, 2005 compared to 31% and 28%, respectively, for the comparable prior year periods. Increased spending for brand and media advertising support for Ester-C®, the launch of Ester-E® and increased marketing and selling expenditures for Peridex® and ViziLite® were the primary reasons for these increases.

     General and administrative expenses were $3.1 million, or 23% of net revenues, for the three months ended January 31, 2005, and $6.1 million, or 24% of net revenues, for the six month ended January 31, 2005 compared to $3.4 million, or 25% of net revenue, and $7.0 million or 27% of net revenue, respectively for the comparable prior year periods. The primary factors in the reduction of general and administrative expenses were IST’s downsizing of its operations after the loss of its major customer and overall cost reduction measures throughout all of our business units. Offsetting these reductions were increased expenses for professional fees incurred at the corporate level in connection with our Sarbanes-Oxley Section 404 internal control compliance efforts. We anticipate that these compliance costs will continue to increase over the balance of our fiscal year.

     Research and development expenses increased $632,000, or 63%, to $1.6 million for the three months ended January 31, 2005 and increased $1.3 million, or 58%, to $3.6 million for the six months ended January 31, 2005. The increase in research and development expenses for these periods is due primarily to increases in the OraTest® regulatory program expenses.

     Depreciation and amortization expense decreased $84,000, or 11%, to $675,000 for the three months ended January 31, 2005 and decreased $29,000, or 2%, to $1.4 million for the six months ended January 31, 2005. The decreases in depreciation and amortization expense result from the impairment charge for long-lived assets recorded at IST at July 31, 2004 that has reduced IST’s depreciation and amortization in the current year. These decreases for the three-month and six-month periods were reduced by increased depreciation and amortization attributable to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units and corporate computer system software.

     Other expense for the three month and six months ended January 31, 2005 was $22,000 and $39,000, respectively, compared to other income $403,000 and $325,000, respectively, in the prior year periods. The prior year periods include a $470,000 of gain on the sale and leaseback of our Corporate Headquarters facility on January 30, 2004.

Nutraceuticals Business Unit

     Selected financial information for the Nutraceuticals Business Unit follows for the three-month and six-month periods ended January 31, 2005 and 2004 (dollars in thousands):

	Three months ended			Six months ended
	January 31			January 31
	2005	2004	Change	2005	2004	Change
Net revenues	$9,801	$8,612	14%	$18,522	$15,602	19%
Segment income before income taxes	1,525	1,426	7	2,872	2,441	18

     Net revenues for the Nutraceuticals Business Unit for the three and six months ended January 31, 2005 increased 14% and 19%, respectively, over the prior year periods. This growth was primarily in domestic sales for Ester-E® and was driven principally by increased radio and television advertising support for our Ester-E® and Ester-C® products in our continuing strategy of brand development.

     Net income before taxes for the Nutraceuticals Business Unit for the three and six months ended January 31, 2005, was $1.5 million, and $2.9 million, respectively, increasing by 7% and 18%, respectively, over the prior year periods. The primary factors in these increases were gross margin improvements in the current year as a result of reductions in the cost of ascorbic acid under our lower cost extended supply agreements and cost reduction measures in general and administrative expenses. Offsetting these improvements, spending for brand and media advertising support for Ester-C® and for the launch of Ester-E® for the three and six months ended January 31, 2005 increased 52% and 59%, respectively, over the prior year periods.

Pharmaceuticals Business Unit

Selected financial information for the Pharmaceuticals Business Unit follows for the three-month and six-month periods ended January 31, 2005 and 2004 (dollars in thousands):

	Three months ended			Six months ended
	January 31			January 31
	2005	2004	Change	2005	2004	Change
Net revenues	$3,492	$4,992	(30%)	$6,590	$10,053	(34%)
Segment income (loss) before income taxes	(711)	(220)	223	(951)	193	(593)

     Net revenues for the Pharmaceuticals Business Unit for the three and six months ended January 31, 2005 decreased 30% and 34%, respectively, from the comparable prior year periods. The decrease in net revenues in the Pharmaceuticals Business Unit resulted primarily from (i) the loss of a major customer at IST as the contract with its largest customer ended in March 2004, (ii) a change in the annualized buying patterns of our largest Peridex customer, and (iii) a decline in Peridex sales made to U. S. wholesalers. Without the effect of IST, net revenues for the Pharmaceuticals Business unit increased 2% from the three month period of the prior year and decreased 7% from the six month period of the prior year. IST’s net revenues (net of intercompany eliminations) were $115,000 and $309,000 for the three-month and six-month periods ended January 31, 2005, respectively. Net revenues for the three-month and six-month periods ended January 31, 2004, were $1.7 million and $3.3 million, respectively.

     Net revenues for ViziLite® in the second quarter of fiscal 2005 increased by 84% over the net revenues generated in the first quarter of fiscal 2005 and by nearly 500% compared to the second quarter of fiscal 2004.

     Net loss before income taxes for the Pharmaceuticals Business Unit for the three and six months ended January 31, 2005 was $711,000 and $951,000, respectively. The increased net loss from the prior year periods resulted primarily from the net loss at IST and increased selling and marketing expenses for the Pharmaceuticals Business Unit offset by cost reduction measures in general and administrative expenses.

Biotechnology Business Unit

     Selected financial information for the Biotechnology Business Unit follows for the three-month and six-month periods ended January 31, 2005 and 2004 (dollars in thousands):

	Three months ended			Six months ended
	January 31			January 31
	2005	2004	Change	2005	2004	Change
Net revenues	$—	$—	—%	$—	$1	(100%)
Segment loss before income taxes	(1,886)	(1,339)	41	(4,171)	(2,943)	42

     There were no international sales of the OraTest® product during the three and six months ended January 31, 2005 as we continued our focus on obtaining FDA approval in the United States.

     Net loss before income taxes for the Biotechnology Business Unit for the three and six months ended January 31, 2005 increased 41% and 42%, respectively, over the comparable prior year periods. Increased regulatory program expenses related to the OraTest® product were the primary factors causing these changes.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2005, our primary sources of liquidity included cash and cash equivalents of $7.3 million and the line of credit discussed below. Net working capital decreased to $16.4 million at January 31, 2005 from $21.2 million at July 31, 2004. The decrease in net working capital is due to the funding of the operating loss and the capital expenditures for property and equipment and intangibles.

     Net cash used in operating activities was $3.7 million during the six months ended January 31, 2005 and was primarily attributable to the net loss from continuing operations of $5.4 million and an increase of $1.7 million in receivables primarily at our Nutraceuticals Business Unit. Offsetting these uses of cash were: (i) $1.4 million of depreciation and amortization and other non-cash items; and (ii) an increase in accounts payable and other liabilities of $1.4 million and a reduction of inventory and prepaid expenses and other assets of $579,000.

     Net cash used in investing activities was $828,000, attributable to funds used for equipment purchases and patent and trademark filings.

     Net cash provided by financing activities during the six months ended January 31, 2005 was $195,000, primarily related to proceeds from the exercise of stock options. Short-term debt borrowings during the period offset cash utilized for debt repayments and preferred stock dividend payments.

     We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continued launch of Ester-E® and ViziLite®, and anticipated capital expenditures through the next 12 months.

Bank Financing

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc. entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $8.4 million at January 31, 2005. Obligations under the Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.0 in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At January 31, 2005, our net worth, as defined, was $45.1 million compared to the required net worth amount of $41.5 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on January 25, 2005 to increase the capital expenditures limit and to reduce the required net worth amount to the amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

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

Long-Term Debt Financing

     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consist of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 2.0% at January 31, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells

Fargo provides this new letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

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

     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $225,000 at January 31, 2005 and $281,000 at July 31, 2004. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of January 31, 2005 of $7.0 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to properly market the product to a sufficient number of dentists so it becomes integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of January 31, 2005 of $1.9 million have been capitalized.

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

     Zila Pharmaceuticals Goodwill — Goodwill of $4.0 million at January 31, 2005 is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. As part of the implementation for SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor’s findings, we determined that approximately $3.0 million of the Peridex® goodwill and the entire $1.1 million of IST goodwill acquired in February 2001 was impaired thus reducing goodwill to approximately $4.0 million. This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year. We review the carrying value of Zila Pharmaceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $11.1 million (net of accumulated amortization of $4.2 million) are related primarily to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.3 million net purchased technology rights at January 31, 2005 is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $704,000 (primarily related to our manufacturing facility); (ii) patents and patents pending of $1.5 million; and (iii) $514,000 of OraTest® clinical rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability- weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We are currently reviewing the impact that our new ZTC™ marker product may have on our analysis. We do not anticipate that it will negatively affect the recoverability of any of our assets at January 31, 2005.

     Income Taxes — We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. As of January 31, 2005, all of our deferred tax assets were offset by a valuation allowance.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. Unless early adoption is elected, SFAS No. 123R will become effective for us beginning August 1, 2005. We have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact our earnings.

     On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on August 1, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS No. 151; however, we do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to certain market risks arising from transactions in the normal course of our business, primarily from interest rate fluctuations.

     We have a revolving line of credit with Wells Fargo Business Credit with a variable interest rate equal to the prime rate announced by Wells Fargo Bank, N.A. (5.25 percent at January 31, 2005). At January 31, 2005, we had no borrowings outstanding under this line of credit. The impact of a 10 percent proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by JP Morgan Chase Bank and fluctuate based on market conditions and our rate was 2.0% at January 31, 2005. A 10 percent proportional increase in the average interest rate on the credit line would not be expected to have a material effect.

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

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. The Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. A briefing schedule has been established by the Ninth Circuit Court of Appeals.

     In early December 2004, we became aware of a purported class action lawsuit filed in the Superior Court of the State of Arizona for Maricopa County against Matrixx Initiatives, Inc. and a number of other defendants, including us and IST. The lawsuit alleges that the Zicam Cold Remedy Product manufactured by Matrixx Initiatives, Inc., a former customer of IST, caused damage to the sense of smell and/or taste of the plaintiffs. Other defendants in the lawsuit include manufacturers and retailers. IST had produced swabs and containers for the Zicam Cold Remedy Product for a limited period ending in March 2004. We and IST have not yet been served with this lawsuit; however, if we and IST are made parties to the lawsuit, we will contest it vigorously. We believe that the plaintiffs’ claims with respect to us and IST are without merit.

     On January 25, 2005, the Company was sued in the Superior Court of the State of Arizona by a former employee for alleged wrongful termination in the case captioned Ronald Fugate v. Zila, Inc., et al CV2005-001218. The claims made are without merit and will be vigorously defended by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Not Applicable

Item 3. Defaults upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders in Phoenix, Arizona on December 16, 2004. A total of 43,300,565 shares of common stock, or 95% of the outstanding shares, were represented in person or by proxy. The results of the matters voted upon at the Annual Meeting are:

(1) Election of Directors:

	Number of Shares
Name	For	Withheld
Douglas D. Burkett	42,166,627	1,133,938
Morris C. Aaron	42,273,990	1,026,575
Leslie H. Green	40,258,768	3,041.797
Christopher D. Johnson	42,238,064	1,062,501
Michael S. Lesser	42,192,915	1,107,650
John Edward Porter	40,226,138	3,074,427
S. Timothy Rose, D.D.S.	42,296,343	1,004,222

(2) Amendment and restatement of the 1997 Stock Option Plan:

For	Against	Abstain	Not Voted
16,352,975	2,765,684	279,648	23,902,258

     The foregoing matters are described in more detail in our Definitive Proxy Statement dated November 8, 2004.

Item 5. Other Information

     On December 15, 2004, we entered into an employment letter agreement with Gary V. Klinefelter pursuant to which Mr. Klinefelter agreed to serve as our Vice President and General Counsel. The letter agreement is attached to this report as Exhibit 10.1.

     On March 7, 2005, we entered into retention agreements with Andrew A. Stevens, Chief Financial Officer, Betty J. Pecha, Vice President and Corporate Secretary, and Diane E. Klein, Vice President and Treasurer. The agreements are attached to this report as Exhibits 10.2, 10.3 and 10.4, respectively. The agreements provide for, among other things, severance pay to each executive if his or her employment is terminated following a change in control of Zila, Inc.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment letter agreement with Gary V. Klinefelter effective December 15, 2004

10.2	Retention agreement with Andrew A. Stevens effective March 7, 2005

10.3	Retention agreement with Betty J. Pecha effective March 7, 2005

10.4	Retention agreement with Diane E. Klein effective March 7, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2005	By:/s/Douglas D. Burkett, Ph.D.

Douglas D. Burkett, Ph.D.
President, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:/s/Andrew A. Stevens

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment letter agreement with Gary V. Klinefelter effective December 15, 2004

10.2	Retention agreement with Andrew A. Stevens effective March 7, 2005

10.3	Retention agreement with Betty J. Pecha effective March 7, 2005

10.4	Retention agreement with Diane E. Klein effective March 7, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002