Form 10-Q
period 2005-04-30
ZILA INC
filed 2005-06-09
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2005	Commission File Number 0-17521

ZILA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0619668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

          Yes ☑ No ☐

     As of May 31, 2005, 45,820,657 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2005

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,377,044	$3,679,915
Short-term investments	1,000,000	8,000,000
Restricted cash collateral	521,060	517,353
Trade receivables — net of allowances of $258,000 and $299,000	10,270,234	8,073,585
Inventories — net	6,959,674	6,769,546
Prepaid expenses and other current assets	1,901,158	1,827,026

Total current assets	25,029,170	28,867,425

PROPERTY AND EQUIPMENT — net	9,284,098	9,141,785
PURCHASED TECHNOLOGY RIGHTS — net	3,151,282	3,510,288
GOODWILL — net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	13,012,895	13,240,319
OTHER ASSETS	394,678	418,634

TOTAL ASSETS	$57,802,315	$62,108,643

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,503,680	$4,275,679
Accrued liabilities	3,910,441	3,077,071
Short-term borrowings	255,444	—
Current portion of long-term debt and capital lease obligations	336,774	343,403

Total current liabilities	11,006,339	7,696,153

Deferred gain on sale leaseback	419,855	534,587
Long-term debt and capital lease obligations — net of current portion	3,402,522	3,649,733

Total liabilities	14,828,716	11,880,473

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value - 65,000,000 shares authorized, 45,820,657 and 45,723,296 shares issued and outstanding	45,820	45,723
Capital in excess of par value	84,248,196	83,968,913
Accumulated other comprehensive loss	(79,732)	(73,453)
Accumulated deficit	(41,152,114)	(33,604,140)
Common stock held in treasury, at cost (218,411 and 225,1000 shares)	(551,071)	(571,373)

Total shareholders’ equity	42,973,599	50,228,170

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,802,315	$62,108,643

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
NET REVENUES	$14,067,808	$12,650,241	$39,180,301	$38,306,675
Cost of products sold	4,589,658	4,725,038	13,184,828	15,309,554

Gross profit	9,478,150	7,925,203	25,995,473	22,997,121

OPERATING EXPENSES:
Marketing and selling	5,467,549	3,646,246	16,322,886	10,896,726
General and administrative	3,474,701	2,934,848	9,527,638	9,959,930
Other operating costs	298,146	—	298,146	—
Research and development	1,635,960	2,063,641	5,220,578	4,332,201
Depreciation and amortization	713,458	707,245	2,065,259	2,088,735

Total operating expenses	11,589,814	9,351,980	33,434,507	27,277,592

LOSS FROM OPERATIONS	(2,111,664)	(1,426,777)	(7,439,034)	(4,280,471)

OTHER INCOME (EXPENSE):
Interest income	35,212	24,835	128,929	76,921
Interest expense	(43,675)	(100,353)	(143,553)	(254,216)
Gain on sale of assets	—	—	—	470,462
Other income (expense)	(30,631)	(64,644)	(63,111)	(109,125)

	(39,094)	(140,162)	(77,735)	184,042

LOSS BEFORE INCOME TAXES	(2,150,758)	(1,566,939)	(7,516,769)	(4,096,429)
Income tax expense	—	—	(1,955)	—

NET LOSS	(2,150,758)	(1,566,939)	(7,518,724)	(4,096,429)

Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(2,160,508)	$(1,576,689)	$(7,547,974)	$(4,125,679)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:	$(0.05)	$(0.03)	$(0.17)	$(0.09)

Weighted average shares outstanding	45,600,364	45,373,409	45,550,966	45,296,744

NET LOSS	$(2,150,758)	$(1,566,939)	$(7,518,724)	$(4,096,429)
Foreign currency translation adjustments	(1,872)	7,456	(6,279)	2,386

COMPREHENSIVE LOSS	$(2,152,630)	$(1,559,483)	$(7,525,003)	$(4,094,043)

See notes to consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended April 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(7,518,724)	$(4,096,429)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,065,259	2,088,735
Amortization of deferred financing costs	27,123	12,489
Gain on sale of assets	—	(470,462)
Noncash research and development expense	49,000	216,563
Noncash stock based compensation expense	24,201	20,456
Other	(45,321)	(45,638)
Change in assets and liabilities:
Receivables — net	(2,196,649)	(853,576)
Inventories	(190,128)	1,306,197
Prepaid expenses and other assets	(210,801)	(871,595)
Accounts payable and accrued liabilities	3,162,774	(1,333,419)

Net cash used in operating activities	(4,833,266)	(4,026,679)

INVESTING ACTIVITIES:
Additions to property and equipment, net	(1,131,051)	(803,846)
Net proceeds from sale of assets	—	1,721,876
Additions to intangible assets, net	(484,290)	(697,212)
Proceeds from sale of short-term investments	7,000,000	3,950,000
Purchases of short-term investments	—	(11,950,000)

Net cash provided by (used in) investing activities	5,384,659	(7,779,182)

FINANCING ACTIVITIES:
Net proceeds (repayments) from short-term borrowings	255,444	(20,464)
Proceeds from issuance of common stock	212,134	421,607
Dividends paid to preferred stockholders	(58,500)	(19,500)
Restricted cash	(3,707)	(516,809)
Financing costs	—	(17,739)
Principal payments on long-term debt	(259,635)	(363,145)

Net cash provided by (used in) financing activities	145,736	(516,050)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	697,129	(12,321,911)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,679,915	16,160,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,377,044	$3,838,573

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

     Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit is comprised of Zila Nutraceuticals, Inc., a manufacturer and marketer of Ester-C® and Ester-E®, patented, branded, advanced protection forms of vitamin C and vitamin E for enhanced body defense. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the Zilactin® family of over-the counter oral care products, and the plastic molded products of Zila Swab Technologies, Inc., which does business under the name Innovative Swab Technologies (“IST”). The Zila Biotechnology Unit includes Zila Biotechnology Inc., Zila Technical, Inc., Zila Technologies, Inc. and Zila Limited, and is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and the manager of the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials.

     On January 1, 2005, Oxycal Laboratories, Inc. (“Oxycal”) was renamed Zila Nutraceuticals, Inc. after the merger with its wholly-owned subsidiary, Zila Nutraceuticals, Inc.

     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. We believe that the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full fiscal year.

     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila International, Inc., Zila, Limited, Zila Biotechnology, Inc., Bio-Dental Technologies Corporation (“Bio-Dental”), which did business under the name Zila Dental Supply (“ZDS”), Zila Technical, Inc., Zila Technologies, Inc., Zila Swab Technologies, Inc. and Zila Nutraceuticals, Inc. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

     We reclassified certain prior period amounts to conform to the current period presentation. Auction rate securities in the amount of $8 million have been reclassified from cash and cash equivalents to short-term investments in the July 31, 2004 consolidated balance sheet to conform to the fiscal 2005 financial statement presentation. Accordingly, the statements of cash flows for the nine months ended April 30, 2005 and 2004, respectively, reflect this presentation.

2. STOCK-BASED COMPENSATION

     We have stock option incentive plans for our employees and directors. As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), we apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for compensation expense for grants of equity instruments under these plans. Accordingly, no compensation cost is recognized for the stock options, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss attributable to common shareholders and on loss per share if we had applied the fair value based recognition method of SFAS No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

	Three months ended		Nine months ended
	April 30		April 30
	2005	2004	2005	2004
Net loss attributable to common shareholders, as reported	$(2,161)	$(1,577)	$(7,548)	$(4,126)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	2,980	158	3,756	763

Pro forma net loss attributable to common shareholders	$(5,141)	$(1,735)	$(11,304)	$(4,889)

Net loss attributable to common shareholders per share — basic and diluted:
As reported	$(0.05)	$(0.03)	$(0.17)	$(0.09)
Pro forma	$(0.11)	$(0.04)	$(0.25)	$(0.11)

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

     On March 3, 2005 our Board of Directors approved the immediate vesting of all outstanding and unvested stock options previously granted under our Stock Award Plan to officers and employees, for which the option exercise price was above the closing price for our common stock on April 29, 2005. On such date, the closing price was $3.09. Options held by non-employee directors were excluded from this acceleration. The immediate vesting of these options will avoid the compensation expense in future periods on these options. In light of the new accounting regulation, our Board of Directors took this action with the belief that it will reduce the Company’s reported compensation expense in future periods.

     As a result of this action, approximately 1.1 million options with varying remaining vesting schedules were subject to the acceleration provision and became immediately exercisable. The total pro-forma stock-based employee compensation expense for the three and nine month periods ended April 30, 2005 includes compensation expense of approximately $2.6 million resulting from this acceleration provision.

     The pro forma amounts reflected above may not be reflective of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The fair value of employee stock options plans was estimated on the date of the grant using the Black-Scholes option-pricing model and forfeitures are recognized as they occur. The option valuation model requires the input of subjective assumptions including the expected volatility and expected lives. We used the following assumptions to value grants for the three month periods ended April 30, 2005 and 2004, respectively: dividend yield of 0.0%, respectively; expected volatility of 74% and 75%, respectively; risk-free interest rates of 4.2% and 3.7%, respectively; and expected lives of 7 and 6 years, respectively.

3. NET LOSS PER COMMON SHARE

     Since a loss from continuing operations was incurred for the three-month and nine-month periods ended April 30, 2005 and 2004, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month and nine-month period periods ended April 30, 2005 were 483,000 and 509,000, respectively, and for the three month and nine-month period periods ended April 30, 2004 were 848,000 and 818,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.

4. INVENTORIES

     Inventories consist of the following (in thousands):

	April 30,	July 31,
	2005	2004
Finished goods	$2,347	$2,188
Work in process	668	339
Raw materials	4,055	4,440
Inventory reserves	(110)	(197)

	$6,960	$6,770

5. INTANGIBLE ASSETS

     A summary of intangible assets is presented below (in thousands):

	April 30, 2005			July 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:

Purchased technology rights	$7,419	$4,268	$3,151	$7,419	$3,909	$3,510

Trademarks and other intangible assets:
Trademarks	11,683	3,486	8,197	11,627	3,119	8,508
Patents	3,697	1,036	2,661	3,586	1,128	2,458
Licensing costs	3,250	1,095	2,155	3,100	826	2,274

Total trademarks and other intangible assets	18,630	5,617	13,013	18,313	5,073	13,240

Total amortizable intangible assets	26,049	9,885	16,164	25,732	8,982	16,750

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,450	$15,356	$23,094	$38,133	$14,453	$23,680

     There were no changes in the carrying amount of goodwill for the three and nine months ended April 30, 2005.

     Intangible asset amortization expense for the three-month and nine-month periods ended April 30, 2005 was $363,000 and $1,071,000, respectively. For fiscal years 2006 through 2010, the amortization of intangibles is estimated to be $1.5 million each year.

     During the quarter ended April 30, 2005, we changed the date of our annual goodwill impairment test from April 30 to May 1, the first day of our fourth fiscal quarter. The results of our impairment testing will be reported in our Annual Report on Form 10-K. We selected this date to perform our annual goodwill impairment test because we believe that such date better aligns with our annual planning and budgeting process, providing efficiencies and savings in professional fees. We believe that the change will not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative date which is preferable.

6. DEBT AND LEASE OBLIGATIONS

     Debt consisted of the following (in thousands):

	April 30,	July 31,
	2005	2004
Short-term borrowings:
Installment notes payable	$255	$—

Current portion of long-term debt:
IDA bond payable, Series A	$245	$245
Capital lease obligations	49	47
Note payable for equipment	43	51

Total current portion of long-term debt	$337	$343

Long-term debt:
IDA bond payable, Series A	$3,028	$3,212
PharmaBio	500	500
Capital lease obligations	169	201
Note payable for equipment	43	80

Total long-term debt	3,740	3,993
Less current portion	337	343

Long-term portion	$3,403	$3,650

     On April 30, 2005, we had short-term borrowings of $255,000 for installments due on certain insurance policies with interest rates ranging from 6.0% to 7.6%.

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $9.7 million at April 30, 2005. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.0 million in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At April 30, 2005, our net worth, as defined, was $43.0 million compared to the required amount of $38.0 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on January 25, 2005 to increase the capital expenditures limit and to reduce the required net worth amount to the amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

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

     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The

Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.2% at April 30, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

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

     The note payable for equipment matures in 2006 and bears interest at 13.4%.

     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2005	$75	$12	$87
2006	274	49	323
2007	245	52	297
2008	245	43	288
2009	746	13	759
2010 and thereafter	1,986	—	1,986

Total	3,571	169	3,740
Less current portion	288	49	337

Long-term portion	$3,283	$120	$3,403

7. SUPPLEMENTAL CASHFLOW INFORMATION

     Supplemental cash flow information follows (in thousands):

	Nine months ended
	April 30
	2005	2004
Cash paid for interest	$127	$118
Cash paid for income taxes	—	192
Capital lease obligations for new equipment	6	205
Liability satisfied through the issuance of warrants	—	28

8. INCOME TAXES

     At the end of each fiscal quarter, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis.

     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes. In the three and nine months ended April 30, 2005 and 2004, we recorded a tax benefit based on the effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. At April 30, 2005, we recorded total net deferred tax assets of approximately $8.8 million. The total deferred tax assets were offset with a valuation allowance due to our lack of an earnings history.

     At April 30, 2005, the Company had income tax net operating loss carry forwards of approximately $18.9 million that expire in fiscal years 2009 through 2025.

9. SEGMENT INFORMATION

     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: the Nutraceuticals Business Unit, which includes Zila Nutraceuticals, Inc.; the Pharmaceuticals Business Unit, which includes Zila Pharmaceuticals, Inc. and the Zilactin® family of over-the-counter products, Peridex® prescription mouth rinse, the ViziLite® chemiluminescent disposable light product for the illumination of oral mucosal abnormalities, and the plastic molded products of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative Swab Technologies (IST); and the Zila Biotechnology Business Unit, which includes Zila Biotechnology Inc., Zila Technical, Inc., Zila Technologies, Inc. and Zila Limited, and is a research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and the manager of the OraTest® product, an oral cancer diagnostic system, which is currently in Food and Drug Administration (“FDA”) phase III clinical trials. We evaluate performance and allocate resources to segments based on operating results.

     The table below presents information about reported segments for the three months ended April 30, 2005 and 2004 (in thousands):

				Reconciling
	Segments			Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues:
Three months ended April 30:
2005	$10,432	$3,636	$—	$—	$14,068
2004	8,471	4,179	—	—	12,650

Income (loss) before income taxes:
Three months ended April 30:
2005	2,619	(915)	(2,094)	(1,761)	(2,151)
2004	1,756	93	(2,270)	(1,146)	(1,567)

Depreciation and amortization:
Three months ended April 30:
2005	282	167	213	51	713
2004	259	266	162	20	707

     The table below presents information about reported segments for the nine months ended April 30, 2005 and 2004 and segment total assets as of April 30, 2005 and July 31, 2004 (in thousands):

				Reconciling
	Segments			Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues:
Nine months ended April 30:
2005	$28,953	$10,227	$—	$—	$39,180
2004	24,073	14,232	2	—	38,307

Income (loss) before income taxes:
Nine months ended April 30:
2005	5,492	(1,735)	(6,397)	(4,877)	(7,517)
2004	4,197	285	(5,212)	(3,366)	(4,096)

Depreciation and amortization:
Nine months ended April 30:
2005	846	505	559	155	2,065
2004	768	733	511	77	2,089

				Reconciling
	Segments			Item
	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Total assets as of:
April 30, 2005	33,785	11,126	10,269	2,622	57,802
July 31, 2004	31,469	11,499	15,583	3,558	62,109

10. COMMITMENTS AND CONTINGENCIES

FDA approval of the OraTest® product

     We are pursuing FDA approval of a New Drug Application (“NDA”) for our OraTest® product. Factors that will affect the cost and timing of completion of the clinical trials include, but are not limited to: (i) patient enrollment rates; (ii) cancer and pre-cancer rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) FDA acceptance of our program modifications.

     At April 30, 2005, we had approximately $494,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. The drug substance currently has shelf lives with varying expiration dates. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond their current expiration dates if our plans are delayed. However, no assurance can be given in this regard.

ViziLite®

     We had $237,000 of ViziLite® product in inventory and approximately $1.9 million of associated net long-lived assets as of April 30, 2005. In fiscal 2004, we adjusted our product-to-market strategy for ViziLite® based on our experiences in promoting awareness, education, trial and repeat purchases of this unique product within the dental profession. The redirected product rollout strategy is currently in the implementation stage and thus the acceptance of ViziLite® cannot be determined at this time. If sales do not ultimately reach certain minimum levels, we may have to reduce the carrying value of the assets related to ViziLite®.

Litigation

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits that arise in the ordinary course of business. Management believes these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Opening briefs have been filed by both parties with the Ninth Circuit Court of Appeals.

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

     On January 25, 2005, Ronald Fugate, a former employee, filed a law suit in the Superior Court of the State of Arizona alleging wrongful termination in the case captioned Ronald Fugate v. Zila, Inc., et al CV2005-001218. The claims made are without merit and we will vigorously defend against them.

11. RECENT ACCOUNTING PRONOUNCEMENTS

     On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We anticipate that we will adopt SFAS No. 154 on August 1, 2005, the beginning of our next fiscal year.

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for public companies for annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. SFAS No. 123R will become effective for us beginning August 1, 2005, the beginning of our next fiscal year. We have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact our earnings. As more fully described in Note 2 of Notes to the Consolidated Financial Statements (unaudited), on March 3, 2005 our Board of Directors approved the immediate vesting of all outstanding and unvested stock options previously granted under our Stock Award Plan to officers and employees, for which the option exercise price was above the closing price for our common stock on April 29, 2005. On such date, the closing price was $3.09. Options held by non-employee directors were excluded from this acceleration. The immediate vesting of these options will avoid the compensation expense in future periods on these options which were granted prior to the implementation of SFAS No. 123R.

     On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on August 1, 2005, the beginning of our next fiscal year. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

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

     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® product clinical trials. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater profitability and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our Earnings before Interest, Taxes (income), Depreciation and Amortization (“EBITDA”) and our management of working capital would provide an acceptable level of cash availability to fund the completion of the OraTest® regulatory program. We plan to continue to pursue this goal while we seek to obtain the requisite clearances from the FDA to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as ViziLite® and our new Ester-E® product, and other variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we accelerate our efforts to advance our clinical program. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during fiscal 2005 and during such future period. We believe that our current cash balances, cash generated from our operations, net proceeds from our investing activities and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continuation of the launch of Ester-E® and anticipated capital expenditures for this period.

     In connection with our dialogue with the FDA, we have proposed modifications to the current OraTest® clinical program aimed at reducing its overall duration and total cost. We received comments from the FDA on the proposed amendments to the clinical program. It is our goal to include the evaluation of OraTest® in the accurate identification of severe dysplasia (pre-cancer) in addition to carcinoma in-situ and invasive carcinoma (cancer) as acceptable clinical endpoints in the modified program. It is also our objective to collect data in an incremental population of individuals at high risk of oral cancer (primary cancer screening) while still reducing the cost and duration of the current clinical program. If this program modification is allowed by the FDA and the clinical objectives are achieved, it may also permit enlargement of the post-approval target population and the marketable claims for OraTest®.

     The primary modification incorporated into the proposed clinical program is the inclusion of severe dysplasia as a primary endpoint of the trial. Additionally, certain elements of the amended program would allow for a substantial reduction in patient visits and the cost and duration of the program. As a result of receiving comments from the FDA, we have decided to proceed with certain of the preliminary processes necessary to conduct the amended clinical program, such as submission of the clinical protocols to the independent review boards at our investigative sites and the completion of necessary contractual arrangements. We will continue our communications with FDA aimed at addressing their comments. No assurances can be made that the FDA will not have further comment on the clinical program or that the clinical objectives of the program will be achieved.

NON-GAAP MEASURES

     The following discussion includes a presentation of EBITDA, which is utilized by management as one measure of the performance of our business units. We consider EBITDA to be a meaningful measure of our ongoing operations that assists us in assessing our ability to fund our clinical program and debt service and to finance the growth of our core businesses.

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

     A reconciliation of EBITDA to net loss for the periods set forth below follows (in thousands):

	Three months ended		Nine months ended
	April 30		April 30
	2005	2004	2005	2004
EBITDA	$(1,429)	$(785)	$(5,437)	$(1,830)
Interest Income	35	25	129	77
Interest Expense	(44)	(100)	(144)	(254)
Depreciation and Amortization	(713)	(707)	(2,065)	(2,089)
Income Tax Expense	—	—	(2)	—

Net loss	$(2,151)	$(1,567)	$(7,519)	$(4,096)

RESULTS OF OPERATIONS

     The following tables summarize our results of operations and related statistical information for the three-month and nine-month periods ended April 30, 2005 and 2004 (dollars in thousands):

	Three months ended April 30, 2005 and 2004
		Percent of		Percent of
		Net		Net	%
	2005	Revenues	2004	Revenues	Change
Net revenues	$14,068	100%	$12,650	100%	11
Cost of products sold	4,590	33	4,725	37	(3)

Gross profit	9,478	67	7,925	63	20
Operating Expenses:
Marketing & selling	5,468	39	3,646	29	50
General & administrative	3,475	25	2,935	23	18
Other operating costs	298	2	—	—	—
Research & development	1,636	11	2,064	16	(21)
Depreciation & amortization	713	5	707	6	1

	11,590	82	9,352	74	24

Loss from operations	(2,112)	(15)	(1,427)	(11)	48
Other income (expense), net	(39)	—	(140)	(1)	(72)

Loss before income taxes	(2,151)	(15)	(1,567)	(12)	37
Income tax expense	—	—	—	—	—

Net loss	$(2,151)	(15)	$(1,567)	(12)	37

	Nine months ended April 30, 2005 and 2004
		Percent of		Percent of
		Net		Net	%
	2005	Revenues	2004	Revenues	Change
Net revenues	$39,180	100%	$38,307	100%	2
Cost of products sold	13,185	34	15,310	40	(14)

Gross profit	25,995	66	22,997	60	13

Operating Expenses:
Marketing & selling	16,323	42	10,897	28	50
General & administrative	9,528	24	9,959	26	(4)
Other operating costs	298	1	—	—	—
Research & development	5,220	13	4,332	11	21
Depreciation & amortization	2,065	5	2,089	6	(1)

	33,434	85	27,277	71	23

Loss from operations	(7,439)	(19)	(4,280)	(11)	74
Other income (expense), net	(78)	—	184	—	(142)

Loss before income taxes	(7,517)	(19)	(4,096)	(11)	84
Income tax expense	(2)	—	—	—	—

Net loss	$(7,519)	(19)	$(4,096)	(11)	84

Comparison of the three month and nine month periods ended April 30, 2005 and April 30, 2004

Consolidated

     Net revenues increased 11% to $14.1 million for the three months ended April 30, 2005, compared to revenues of $12.7 million for the three months ended April 30, 2004. Net revenues increased 2% to $39.2 million for the nine months ended April 30, 2005, compared to revenues of $38.3 million for the nine months ended April 30, 2004. We achieved growth in net revenues during the current fiscal quarter in both our nutraceutical and core pharmaceutical product lines over the prior year quarter. For the three and nine month periods ended April 30, 2005, net revenues of the Nutraceuticals Business Unit increased 23% and 20%, respectively, compared to the prior year periods. Net revenues for the core Pharmaceuticals Business Unit, without the effect of IST (see the Pharmaceuticals Business Unit section below) increased 18% compared to the prior year quarter and were relatively flat for the comparable year to date period. Without the effect of IST, total company net revenues increased 22% and 15%, respectively, for the three and nine month periods ended April 30, 2005 compared to the prior year periods.

     Gross profit as a percentage of net revenues increased to 67% and 66% for the three month and nine month periods ended April 30, 2005, respectively, compared to 63% and 60%, respectively, for the comparable prior year periods. The primary factor contributing to this improvement was the reduced cost of ascorbic acid, the major raw material in our Ester-C® products.

     Marketing and selling expenses as a percentage of net revenues increased to 39% and 42%, respectively, for the three and nine month periods ended April 30, 2005 compared to 29% and 28%, respectively, for the comparable prior year periods. Increased spending for brand and media advertising support for Ester-C®, the launch of Ester-E® and increased marketing and selling expenditures for Zilactin® and ViziLite® were the primary reasons for these increases.

     General and administrative expenses were $3.5 million, or 25% of net revenues, for the three months ended April 30, 2005, and $9.5 million, or 24% of net revenues, for the nine month ended April 30, 2005 compared to $2.9 million, or 23% of net revenue, and $10.0 million or 26% of net revenue, respectively for the comparable prior year periods. For the three months ended April 30, 2005, the increased G&A expenses are driven primarily by professional fees incurred at the corporate level in connection with our Sarbanes-Oxley Section 404 internal control compliance efforts. We incurred $419,000 and $537,000 for the three and nine months ended April 30, 2005 related to Sarbanes-Oxley 404 compliance. Our compliance efforts will continue over the balance of our fiscal year resulting in increased expense levels over the prior year period. For the nine months ended April 30, 2005, general and administrative expenses as a percent of net revenues decreased 4% from the prior year. Offsetting the increase described above were reductions in expenses resulting from IST’s downsizing of its operations after the loss of its major customer and from overall cost reduction measures throughout all of our business units.

     Other operating costs were $298,000 for both the three and nine month periods ended April 30, 2005, or 2% and 1% of net revenues. These costs were incurred at IST and represent engineering and consulting costs to upgrade IST’s manufacturing and quality control procedures.

     Research and development expenses decreased $428,000, or 21%, to $1.6 million for the three months ended April 30, 2005 and increased $888,000, or 21%, to $5.2 million for the nine months ended April 30, 2005. The decrease in research and development expenses for the three months ended April 30, 2005 reflects the fact that we have not yet begun to enroll patients under the newly modified clinical protocols for the conduct of the OraTest® Phase III clinical trials. The protocols are being submitted to independent review boards for their approval and we currently anticipate the first patient enrollments to begin late in the summer of 2005.

     Depreciation and amortization expense increased $6,000, or 1%, to $713,000 for the three months ended April 30, 2005 and was relatively flat for the nine months ended April 30, 2005. The year to date decreases in depreciation and amortization expense result from the impairment charge for long-lived assets recorded at IST at July 31, 2004. For the current quarter, the decrease in IST depreciation was offset by increased depreciation and amortization attributable to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units and at the corporate level for computer software.

     Other expense for the three month and nine months ended April 30, 2005 was $39,000 and $78,000, respectively, compared to other expense of $140,000 and other income of $184,000, respectively, in the prior year periods. For both the current year three and nine month periods, a reduction in short-term borrowing over the prior year period resulted in decreased interest expense. The prior year nine-month period includes a $470,000 of gain on the sale and leaseback of our Corporate Headquarters facility on January 30, 2004.

Nutraceuticals Business Unit

     Selected financial information for the Nutraceuticals Business Unit follows for the three-month and nine-month periods ended April 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Nine months ended
	April 30			April 30
	2005	2004	% Change	2005	2004	% Change
Net revenues	$10,432	$8,471	23	$28,953	$24,073	20
Gross profit	7,332	5,494	33	19,976	14,792	35
Gross profit %	70%	65%		69%	61%
Income before income taxes	2,619	1,756	49	5,492	4,197	31

     Net revenues for the Nutraceuticals Business Unit for the three and nine months ended April 30, 2005 increased 23% and 20%, respectively, over the prior year periods. This growth was primarily in domestic sales for Ester-C® and was driven principally by increased radio and television advertising support for our Ester-C® and Ester-E® products in our continuing strategy of brand development. Ester-E® also contributed marginally to the growth in net revenue. Gross profit as a percentage of net revenues increased to 70% and 69% for the three month and nine month periods ended April 30, 2005, respectively, compared to 65% and 61%, respectively, for the comparable prior year periods. The primary factor contributing to this improvement was the reduced cost of ascorbic acid, the major raw material in our Ester-C® products. Due to the completion in the fourth quarter of fiscal 2004 of certain supply agreements for the purchase of ascorbic acid, the rate of improvement in the gross margin should not be expected to extend beyond the third quarter of fiscal 2005 but rather gross profit should be expected to stabilize and be sustained in the high 60’s as a percent of net revenues.

     Net income before taxes for the Nutraceuticals Business Unit for the three and nine months ended April 30, 2005, was $2.6 million, and $5.5 million, respectively, increasing by 49% and 31%, respectively, over the prior year periods. The primary factors in these increases were gross margin improvements in the current year as a result of reductions in the cost of ascorbic acid under our lower cost extended supply agreements and cost reduction measures in general and administrative expenses. Offsetting these improvements, spending for brand and media advertising support for Ester-C® and for the launch of Ester-E® for the three and nine months ended April 30, 2005 increased 37% and 51%, respectively, over the prior year periods.

Pharmaceuticals Business Unit

     Selected financial information for the Pharmaceuticals Business Unit follows for the three-month and nine-month periods ended April 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Nine months ended
	April 30			April 30
	2005	2004	% Change	2005	2004	% Change
Net revenues	$3,636	$4,179	(13)	$10,227	$14,232	(28)
IST net revenues, net of eliminations	222	1,284	(83)	531	4,567	(88)

Net revenues without IST	3,414	2,895	18	9,696	9,665	—

Gross profit	2,150	2,417	(11)	6,027	8,192	(26)
Gross margin %	59%	58%		59%	58%

IST gross profit, net of eliminations	(135)	544	(125)	(277)	2081	(113)
Gross margin %	(61)%	42%		(52)%	46%

Gross profit without IST	2,285	1,873	22	6,304	6,111	3
Gross margin %	67%	65%		65%	63%

Income (loss) before income taxes	(915)	93	(1084)	(1,735)	285	(709)
IST income (loss) before income taxes	(723)	164	(541)	(1,449)	302	(580)

Loss before income taxes without IST	(192)	(71)	170	(286)	(17)	1582

     Net revenues for the Pharmaceuticals Business Unit for the three and nine months ended April 30, 2005 decreased 13% and 28%, respectively, from the comparable prior year periods. The decreases in net revenues from the prior year periods were caused by IST’s loss of the contract with its major customer in March 2004. Without the effect of IST, net revenues for the Pharmaceuticals Business unit increased 18% from prior quarter and were flat for the nine month period compared to the prior year. The increase in net revenues for the current quarter, without the effect of IST, arose primarily from gains in net revenues in our ViziLite® and Zilactin® brands driven largely by increased marketing efforts. Net revenues for ViziLite® for the third fiscal quarter and fiscal year-to-date were $390,000 and $688,000, respectively, reflecting increases of more than 500% and 900% compared to the prior year periods. Net revenues for ViziLite® for the third fiscal quarter increased more than 100% compared to the second fiscal quarter. The growth in ViziLite® net revenues continues through our strategy of educating the dental professional and broadening distribution channels. Furthermore, net revenues for the Zilactin® line of products increased 12% for the three month period ended April 30, 2005 and decreased 2% for the nine-month period ended April 30, 2005 compared to the prior year periods.

     Gross profit as a percentage of net revenues increased to 59% for both the three month and nine month periods ended April 30, 2005, respectively, compared to 58% for the comparable prior year periods. Improvements in the core Pharmaceuticals Business Unit gross margins were offset by excess capacity costs at IST resulting from the loss of their major customer. Without the effect of IST, gross profit as a percentage of net revenues increased to 67% and 65% for both the three month and nine month periods ended April 30, 2005, respectively, compared to 65% and 63%, respectively, for the comparable prior year periods. The improvements in gross profit occurred in both ViziLite® and Zilactin®. In the prior year periods, higher cost of product was experienced as a result of the ViziLite® product launch, Zilactin® promotional events, and the transition to a third party manufacturer for certain Zilactin® product production.

     Net loss before income taxes for the Pharmaceuticals Business Unit for the three and nine months ended April 30, 2005 was $915,000 and $1.7 million, respectively. The increased net loss from the prior year periods resulted primarily from the net loss at IST and increased selling and marketing expenses for the core product lines in the Pharmaceuticals Business Unit.

Biotechnology Business Unit

     Selected financial information for the Biotechnology Business Unit follows for the three-month and nine-month periods ended April 30, 2005 and 2004 (dollars in thousands):

	Three months ended			Nine months ended
	April 30			April 30
	2005	2004	% Change	2005	2004	% Change
Net revenues	$—	$—	—	$—	$2	(100)
Research and development	1,473	1,874	(21)	4,893	3,926	25
Loss before income taxes	(2,094)	(2,270)	(8)	(6,397)	(5,212)	23

     There were no international sales of the OraTest® product during the three and nine months ended April 30, 2005 as we continued our focus on obtaining FDA approval in the United States.

     Net loss before income taxes for the Biotechnology Business Unit for the third fiscal quarter decreased 8% over the prior year period while year-to date our net loss increased 23% compared to the prior year period. We received preliminary comments from the FDA on the proposed amendments to the clinical program and we are proceeding with certain of the preliminary processes necessary to conduct the amended clinical program, such as submission of the clinical protocols to the independent review boards at our investigative sites and the completion of necessary contractual arrangements. Expenditures for these activities have been at a reduced level during the current quarter compared to prior periods. We will continue our communications with FDA aimed at addressing their preliminary comments. No assurances can be made that the FDA will not have further comment on the clinical program or that the clinical objectives of the program will be achieved.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2005, our primary sources of liquidity included cash and cash equivalents of $4.4 million, short-term investments of $1.0 million and the line of credit discussed below. Net working capital decreased to $14.0 million at April 30, 2005 from $21.2 million at July 31, 2004. The decrease in net working capital is due to the funding of the operating loss and the capital expenditures for property and equipment and intangibles.

     Net cash used in operating activities was $4.8 million during the nine months ended April 30, 2005 and was primarily attributable to the net loss from continuing operations of $7.5 million, an increase of $2.6 million in receivables, inventories and other current assets, primarily at our Nutraceuticals Business Unit. Offsetting these uses of cash were: (i) $2.1 million of depreciation and amortization and other non-cash items; and (ii) an increase in accounts payable and other liabilities of $3.2 million.

     Net cash provided by investing activities was $5.4 million resulting from the sale of $7.0 million of short-term investments offset by expenditures of $1.6 million used for equipment purchases and patent and trademark filings.

     Net cash provided by financing activities during the nine months ended April 30, 2005 was $146,000, primarily related to proceeds from the exercise of stock options. Short-term debt borrowings during the period offset cash utilized for debt repayments and preferred stock dividend payments.

     We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® clinical program, the continued launch of Ester-E® and ViziLite®, and anticipated capital expenditures through the next 12 months.

Bank Financing

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc. entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective on August 17, 2004. Borrowings bear interest equal to the prime rate. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $9.7 million at April 30, 2005. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. The parent company, Zila, Inc., guarantees the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.0 in fiscal 2005. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At April 30, 2005, our net worth, as defined, was $43.0 million compared to the required net worth amount of $38.0 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on January 25, 2005 to increase the capital expenditures limit and to reduce the required net worth amount to the amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.

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

Long-Term Debt Financing

     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.2% at April 30, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. Zila, Inc. guarantees the letter of credit. Wells Fargo provides this new letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement. This Replacement Letter of Credit replaced an earlier letter of credit provided by Bank One, which expired in March 2004.

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

     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $258,000 at April 30, 2005 and $299,000 at July 31, 2004. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:

     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of April 30, 2005 of $5.5 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® product are dependent upon our ability to properly market the product to a sufficient number of dentists so it becomes integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the product’s attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® product as of April 30, 2005 of $1.9 million have been capitalized.

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

     In accordance with SFAS No. 142 — “Goodwill and Other Intangibles,” our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During the quarter ended April 30, 2005, we changed the date of our annual goodwill impairment test from April 30 to May 1, the first day of our fourth fiscal quarter. The results of our impairment testing will be reported in our Annual Report on Form 10-K. We selected this date to perform our annual goodwill impairment test because we believe that such date better aligns with our annual planning and budgeting process, providing efficiencies and savings in professional fees. We believe that the change will not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative date which is preferable.

     The following is a summary of the significant components of our goodwill and intangible assets and our impairment methodology for each.

     Zila Pharmaceuticals Goodwill — Goodwill of $4.0 million at April 30, 2005 is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. As part of the implementation for SFAS No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002, the Company retained an independent financial advisor who compared the fair values and corresponding carrying values of the Peridex® and IST assets as of the adoption date for SFAS No. 142. Based upon the financial advisor’s findings, we determined that approximately $3.0 million of the Peridex® goodwill and the entire $1.1 million of IST goodwill acquired in February 2001 was impaired thus reducing goodwill to approximately $4.0 million. This transitional impairment charge of $4.1 million was recorded as a change in accounting principle and retroactively restated to August 1, 2002, the beginning of our fiscal year. We review the carrying value of Zila Pharmaceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $11.0 million (net of accumulated amortization of $4.4 million) are related primarily to the Ester-C® group of products. The goodwill and the majority of the trademarks were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $3.2 million net purchased technology rights at April 30, 2005 is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $815,000 (primarily related to our manufacturing facility); (ii) patents and patents pending of $1.6 million; and (iii) $494,000 of OraTest® rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability- weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining phase III clinical trials, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We are currently reviewing the impact that our new ZTC™ marker product may have on our analysis. We do not anticipate that it will negatively affect the recoverability of any of our assets at April 30, 2005.

     Income Taxes — We regularly review our deferred tax assets and related valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires us to assess all available evidence, both positive and negative, to determine whether a valuation allowance is needed based on the weight of that evidence. As of April 30, 2005, all of our deferred tax assets were offset by a valuation allowance.

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

     Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be affected adversely include, but are not limited to: (i) our failure to maintain compliance with the covenants of our outstanding debt instruments; (ii) industry trends, including a downturn or slowing of the growth of specific dietary supplements or the dietary supplement industry and the consumer oral care, OTC medical device and prescription industries; (iii) increased competition from current competitors and new market entrants; (iv) our reliance on single source manufacturing locations for several of our products; (v) adverse publicity regarding the industries in which we market our products; (vi) our dependence upon our ability to develop new products; (vii) our ability to gain, expand, or in certain cases, regain distribution within new or existing channels of trade for our products; (viii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, co-op advertising, or rebates; (ix) adverse changes in or interpretations of government regulations, especially those related to dietary supplements and ingredients in dietary supplements and those related to OTC products; (x) our suppliers and our ability to comply with current and proposed GMP’s and other applicable regulatory requirements; (xi) exposure to product liability claims; (xii) dependence on significant customers and our customers’ ability to repay obligations due to us; (xiii) our ability to attract and retain key employees; (xiv) our ability to manage growth and execute our business plan; (xv) sales and earnings volatility; (xvi) volatility of the stock market; (xvii) our reliance on independent brokers to sell many of our products; (xviii) our ability to protect our intellectual property; (xix) charges resulting from an impairment of our goodwill, intangible assets and other long-lived assets; (xx) future decreases in the cost of ascorbic acid that may result in purchases under our supply arrangements at prices above market; (xxi) our ability to gain market acceptance of our ViziLite® and Ester-E® products; (xxii) adverse publicity regarding nutraceutical products, such as vitamins C and E; (xxiii) our ability to replace the loss of IST’s principal customer with new business; and (xxiv) a general downturn in the national economy as a whole.

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

Recent Accounting Pronouncements

     On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We anticipate that we will adopt SFAS No. 154 on August 1, 2005, the beginning of our next fiscal year.

     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for public companies for annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. SFAS No. 123R will become effective for us beginning August 1, 2005, the beginning of our next fiscal year. We have not completed an analysis of all of the differences between Statement No. 123R and SFAS No. 123, including the specific transition method to be utilized upon adoption. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our consolidated financial position, results of operations and cash flows; however, SFAS No. 123R will negatively impact our earnings. As more fully described in Note 2 of Notes to the Consolidated Financial Statements (unaudited), on March 3, 2005 our Board of Directors approved the immediate vesting of all outstanding and unvested stock options previously granted under our Stock Award Plan to officers and employees, for which the option exercise price was above the closing price for our common stock on April 29, 2005. On such date, the closing price was $3.09. Options held by non-employee directors were excluded from this acceleration. The immediate vesting of these options will avoid the compensation expense in future periods on these options which were granted prior to the implementation of SFAS No. 123R.

     On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on August 1, 2005, the beginning of our next fiscal year. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to certain market risks arising from transactions in the normal course of our business, primarily from interest rate fluctuations.

     We have a revolving line of credit with Wells Fargo Business Credit with a variable interest rate equal to the prime rate announced by Wells Fargo Bank, N.A. (5.75% at April 30, 2005). At April 30, 2005, we had no borrowings outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect on us since average outstanding balances on the line are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds that carry a variable interest rate. The rates are set weekly by JP Morgan Chase Bank and fluctuate based on market conditions and our rate was 3.2% at April 30, 2005. A 10% proportional increase in the average interest rate on the credit line would not be expected to have a material effect.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed: (i) to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(d) and 15d-15(e) are effective.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

     There were no changes in our internal control of financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     Except as described below, we are not a party to any pending legal proceedings other than claims and lawsuits that arise in the ordinary course of business. Management believes these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations.

     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit in the Federal District Court requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Opening briefs have been filed by both parties with the Ninth Circuit Court of Appeals.

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

     On January 25, 2005, Ronald Fugate, a former employee, filed a law suit in the Superior Court of the State of Arizona alleging wrongful termination in the case captioned Ronald Fugate v. Zila, Inc., et al CV2005-001218. The claims made are without merit and we will vigorously defend against them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Not Applicable

Item 3. Defaults upon Senior Securities.

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Letter of Preferability Regarding Change in Goodwill Impairment Test Date Change from BDO Seidman, LLP

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2005	By:/s/Douglas D. Burkett, Ph.D.

Douglas D. Burkett, Ph.D.
President, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:/s/Andrew A. Stevens

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Letter of Preferability Regarding Change in Goodwill Impairment Test Date Change from BDO Seidman, LLP