Form 10-Q
period 2005-10-31
ZILA INC
filed 2005-12-08
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Quarter Ended October 31, 2005	Commission File Number 0-17521
ZILA, INC .
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0619668 (I.R.S. Employer Identification No.)
5227 North 7th Street, Phoenix, Arizona 85014-2800
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (602) 266-6700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for at least the past 90 days.
          Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
          Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐      No ☑
     As of November 30, 2005, 45,896,550 shares of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2005	2005
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$10,305,073	$12,937,517
Restricted cash collateral	532,558	527,783
Trade receivables — net of allowances of $154,000 and $150,000	9,125,499	11,422,743
Inventories — net	7,191,828	6,024,266
Prepaid expenses and other current assets	2,225,381	1,726,778

Total current assets	29,380,339	32,639,087

Property and equipment — net	9,969,348	9,691,686
Purchased technology — net	2,911,944	3,031,613
Goodwill — net	6,930,192	6,930,192
Trademarks and other intangible assets — net	12,552,125	12,652,564
Other assets	460,159	473,095

Total Assets	$62,204,107	$65,418,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,905,659	$5,397,213
Accrued liabilities	3,838,668	3,717,630
Short-term borrowings	319,503	154,335
Deferred revenue	221,726	221,726
Current portion of long-term debt and capital lease obligations	309,735	323,758

Total current liabilities	11,595,291	9,814,662

Deferred revenue and deferred gain on sale leaseback	498,054	553,486
Long-term debt and capital lease obligations — net of current portion	3,254,410	3,328,139

Total liabilities	15,347,755	13,696,287

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value - 65,000,000 shares authorized, 45,896,550 shares and 45,864,050 shares issued and outstanding	45,897	45,864
Capital in excess of par value	84,518,380	84,372,257
Accumulated other comprehensive loss	(63,755)	(63,924)
Accumulated deficit	(37,555,599)	(32,543,676)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	46,856,352	51,721,950

Total Liabilities and Shareholders’ Equity	$62,204,107	$65,418,237

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended October 31,
	2005	2004

Net revenues	$9,681,448	$9,875,812
Cost of products sold	4,024,419	3,470,101

Gross profit	5,657,029	6,405,711

Operating costs and expenses:
Marketing and selling	4,780,857	4,279,106
General and administrative	3,363,115	2,717,385
Research and development	1,817,799	1,930,055
Depreciation and amortization	708,854	658,042

	10,670,625	9,584,588

Loss from operations	(5,013,596)	(3,178,877)

Other income (expense):
Interest income	83,983	52,694
Interest expense	(52,064)	(47,798)
Gain (loss) on sale of assets	185	(1,444)
Other expense	(13,938)	(25,504)

	18,166	(22,052)

Loss from continuing operations before income taxes	(4,995,430)	(3,200,929)
Income tax expense	(3,600)	(1,955)

Loss from continuing operations	(4,999,030)	(3,202,884)

Income (loss) from operations of discontinued Zilactin product line	(3,143)	490,992

Net loss	(5,002,173)	(2,711,892)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(5,011,923)	$(2,721,642)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.07)
Income (loss) from operations of discontinued Zilactin product line	—	0.01

Net loss	$(0.11)	$(0.06)

Weighted average shares outstanding	45,659,928	45,500,890

Net loss	$(5,002,173)	$(2,711,892)
Foreign currency translation adjustments	169	(1,625)

Comprehensive loss	$(5,002,004)	$(2,713,517)

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended October 31,
	2005	2004

Operating activities:
Net loss	$(5,002,173)	$(2,711,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization continuing operations	708,854	658,042
Depreciation and amortization discontinued operations	—	18,324
Amortization of deferred financing costs	10,331	12,977
Noncash stock based compensation expense	81,222	5,683
Options issued for services	6,064	—
Deferred revenue and other	83,578	(49,882)
Change in assets and liabilities:
Receivables — net	2,297,244	(531,638)
Inventories	(1,167,562)	(196,672)
Prepaid expenses and other assets	(510,200)	(81,734)
Accounts payable and accrued liabilities	1,518,621	1,301,253

Net cash used in operating activities	(1,974,021)	(1,575,539)

Investing activities:
Additions to property and equipment, net	(628,466)	(277,615)
Additions to intangible assets, net	(151,718)	(310,868)
Restricted cash deposited to collaterize letter of credit	(4,775)	(1,486)

Net cash used in investing activities	(784,959)	(589,969)

Financing activitites:
Net proceeds from short-term borrowings	165,168	301,004
Proceeds from issuance of common stock	58,870	15,469
Dividends paid to preferred stockholders	(9,750)	(39,000)
Principal payments on long-term debt	(87,752)	(85,666)

Net cash provided by financing activities	126,536	191,807

Net decrease in cash and cash equivalents	(2,632,444)	(1,973,701)
Cash and cash equivalents at beginning of period	12,937,517	3,679,915

Cash and cash equivalents at end of period	$10,305,073	$1,706,214

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Zila, Inc. and subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states.
     Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit includes Zila Nutraceuticals, Inc., a manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamin C and vitamin E. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc., a manufacturer and marketer of products to promote oral health and prevent oral disease, including ViziLite® Plus oral lesion identification kits and Peridex® prescription periodontal rinse, and Zila Swab Technologies, Inc., dba Innovative® Swab Technologies (“IST”), a manufacturer of plastic molded products. The Zila Biotechnology Business Unit includes Zila Biotechnology Inc., Zila Technical, Inc., and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies.
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
     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Technical, Inc., Zila, Ltd., and Zila Swab Technologies, Inc. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation.
     For comparative purposes, certain prior year amounts were reclassified to conform to current year presentation. See Note 3 for further discussion of reclassification of the results of operations for the Zilactin® brand, sold in June, 2005, reported as discontinued operations.
2. STOCK-BASED COMPENSATION
     We have one active share-based stock award plan that provides for the grant of stock option and stock awards to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. We typically grant stock option awards at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, ranging from one to three years of continuous service, and generally have maximum terms ranging from five to ten years. Certain options provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).
     Prior to August 1, 2005, we applied the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for our plans and, accordingly, did not recognize compensation expense for these plans because we issue options at exercise prices equal to the market value of our stock on the date of grant.
     Effective August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees (including share-based payments granted to non-employee members of a company’s board of directors) to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of August 1, 2005, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

     SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impact the amount of unamortized compensation expense to be recognized in future periods.
     Prior to the adoption of SFAS No. 123R, we recognized share-based employee compensation expense for restricted stock awards and for stock issuances under our employee stock purchase plan. No share-based employee compensation cost for our stock option awards has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income from continuing operations before income tax expense for the three months ended October 31, 2005 by approximately $81,000 and had no tax effect since our deferred tax assets are fully offset by a valuation allowance due to our lack of earnings history. Basic and diluted net income per common share for the three months ended October 31, 2005 would have been $0.108 if we had not adopted SFAS No. 123R, compared to reported basic and diluted net income per common share of $0.110. As of October 31, 2005, total unrecognized compensation cost related to stock option awards was approximately $1.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.
     Prior to the adoption of SFAS No. 123R, the Company presented no tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the three months ended October 31, 2005.
     A summary of stock options activity within our share-based compensation plans and changes for the three months ended October 31, 2005 follow (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Balance outstanding at July 31, 2005	2,345	$3.58

Granted	577	3.62
Exercised.	(33)	1.81
Terminated/expired	(53)	3.96

Balance outstanding at October 31, 2005	2,836	$3.60	7.3	$(1,394)

Options exercisable at October 31, 2005	2,214	$3.63	6.9	$(1,145)

     The weighted-average grant-date fair value of options granted to our employees and directors during the three months ended October 31, 2005 was $2.07. The total intrinsic value of options exercised during the three months ended October 31, 2005 was $54,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,
	2005	2004
Expected stock price volatility	63% to 68%	75%
Expected life of options	3 to 5 Years	7 Years
Risk-free interest rate	3.6% to 3.7%	3.8%
Dividend yield	0.0%	0.0%
     We determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected lives of options are based on our historical data.

The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Our credit facility with Wells Fargo Bank restricts the payment of dividends and therefore we have assumed no dividend yield.
     The following table illustrates the effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to our adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

Three Months Ended
October 31, 2004
Net loss attributable to common shareholders:
As reported	$(2,722)
Add: Compensation expense for equity awards recorded at fair value included in the determination of net loss as reported	6
Less: Compensation expense determined under fair value based method for all awards, net of related tax effects	(384)

Pro-forma net loss	$(3,100)

Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.06)
Pro forma	$(0.07)
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
     The results of the Zilactin® discontinued operation are as follows (in thousands):

	Three Months Ended October 31,
	2005	2004
Net revenues	$—	$1,692
Income (loss) from operations	$(3)	$491
4. NET LOSS PER COMMON SHARE
     Since a loss from continuing operations was incurred for the three month periods ended October 31, 2005 and 2004, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month periods ended October 31, 2005 and 2004 were 442,000 and 455,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.
5. INVENTORIES
     Inventories consist of the following (in thousands):

	October 31,	July 31,
	2005	2005
Finished goods	$1,094	$732
Work in process	874	579
Raw materials	5,377	4,853
Inventory reserves	(153)	(140)

Total inventories	$7,192	$6,024

6. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):

	October 31, 2005			July 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangibles:
Purchased technology rights	$7,419	$4,507	$2,912	$7,419	$4,387	$3,032

Trademarks and other intangible assets:
Trademarks	11,691	3,720	7,971	11,657	3,602	8,055
Patents	3,271	705	2,566	3,168	624	2,544
Licensing costs	3,162	1,147	2,015	3,162	1,108	2,054

Total trademarks and other intangible assets	18,124	5,572	12,552	17,987	5,334	12,653

Total amortizable intangible assets	25,543	10,079	15,464	25,406	9,721	15,685

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$37,944	$15,550	$22,394	$37,807	$15,192	$22,615

     There was no change in the carrying amount of goodwill for the three months ended October 31, 2005.
     Amortization of intangible assets for the three months ended October 31, 2005 and 2004 for continuing operations was $358,000 and $348,000, respectively. Amortization of intangibles for discontinued operations was $4,000 for the three months ended October 31, 2004. For fiscal years 2007 through 2011, the amortization of intangibles is estimated to be approximately $1,500,000 each year.
7. DEBT AND LEASE OBLIGATIONS
     Debt consisted of the following (in thousands):

	October 31,	July 31,
	2005	2005

Short-term borrowings:
Installment note payable on insurance policies	$320	$154

Current portion of long-term debt:
IDA bond payable, Series A, current portion	$245	$245
Capital lease obligations, current portion	50	50
Note payable for equipment	15	29

Total current portion of long-term debt	$310	$324

Long-term debt:
IDA bond payable, Series A	$2,905	$2,967
PharmaBio	500	500
Capital lease obligations	144	156
Note payable for equipment	15	29

Total long-term debt	3,564	3,652
Less current portion	310	324

Long-term portion	$3,254	$3,328

     We had short-term borrowings for installments due on certain insurance policies with interest rates from 6.0% to 7.6% of $320,000 and $154,000, respectively.

     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective August 17, 2004. Borrowings bear interest equal to the prime rate which was 6.8% (Wells Fargo Bank, N.A.) at October 31, 2005. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $8.3 million at October 31, 2005. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. We, as the parent company, guarantee the obligations under the Wells Fargo Agreement.
     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.5 million in fiscal 2006. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At October 31, 2005, our net worth, as defined, was $46.9 million compared to the required amount of $44.0 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on October 27, 2005 to the capital expenditures and net worth amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” (as defined in the agreement) has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty payments cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 2.8% at October 31, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We, as the parent company, guarantee the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement.
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
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2006	$199	$37	$236
2007	245	52	297
2008	245	43	288
2009	745	12	757
2010	246	—	246
2011 and thereafter	1,740	—	1,740

Total	3,420	144	3,564
Less current portion	260	50	310

Long-term portion	$3,160	$$94	$3,254

8. INCOME TAXES
     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the three months ended October 31, 2005 and 2004, we recorded a tax benefit based on our effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. We determined that it was more likely than not that certain future tax benefits would not be realized. At October 31, 2005, we have recorded a valuation allowance for our net deferred tax assets of $7.5 million, due to a lack of earnings history.
     At October 31, 2005, we had federal net operating loss carry forwards of approximately $16.8 million which expire in years 2009 through 2026.
9. ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	October 31,	July 31,
	2005	2005
Accrued professional and consulting fees	$1,420	$1,248
Accrued advertising	993	433
Accrued employee compensation and related taxes	824	712
Accrued royalties	209	815
Other	393	510

Total accrued liabilities	$3,839	$3,718

10. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information for the three months ended October 31 follows (in thousands):

	Three Months Ended October 31,
	2005	2004
Interest paid	$41	$30
Income taxes paid	$102	$—
11. SEGMENT INFORMATION
     Our business is organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”: The Nutraceuticals Business Unit, the manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E; The Pharmaceuticals Business Unit, a manufacturer and marketer of products to promote oral health and prevent oral disease, including ViziLite® Plus oral lesion identification kits and Peridex® prescription periodontal rinse, and a manufacturer of IST’s plastic molded products; and The Zila Biotechnology Business Unit, the research, development and licensing business specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride and OraTest® technologies.
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three months ended October 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2005	$7,414	$2,266	$1	$—	$9,681
2004	8,721	1,155	—	—	9,876

Income (loss) from continuing operations before income taxes:
2005	96	(978)	(2,136)	(1,977)	(4,995)
2004	1,347	(701)	(2,316)	(1,531)	(3,201)

Identifiable assets from continuing operations:
October 31, 2005	32,796	10,588	14,034	4,786	62,204
July 31, 2005	34,083	10,867	19,076	1,392	65,418

Depreciation and amortization:
2005	302	170	185	52	709
2004	281	150	173	54	658

12. COMMITMENTS AND CONTINGENCIES
 FDA approval of the OraTest® product
     We are pursuing FDA approval of a New Drug Application (“NDA”) for our OraTest® product. Factors that will affect the cost and timing of completion of the clinical trials include, but are not limited to: (i) patient enrollment rates and ultimate sample size; (ii) cancer and pre-cancer rates within the study population; (iii) compliance with the study protocol and related monitoring; and (iv) level of funding throughout the study.
     At October 31, 2005, we had approximately $440,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. The drug substance currently has shelf lives with varying expiration dates. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond their current expiration dates if our plans are delayed. However, no assurance can be given in this regard.
     At October 31, 2005, we have (i) $2.9 million net purchased technology rights, (ii) patents and pending patent applications of $1.7 million, and (iii) fixed assets of approximately $1.6 million (primarily related to our manufacturing facility). Should we be unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest® products, we may have to reduce the carrying value of these assets.
 ViziLite®
     We had $304,000 of ViziLite® product in inventory and approximately $1.8 million of associated net long-lived assets as of October 31, 2005. In fiscal 2004, we adjusted our product-to-market strategy for ViziLite® based on our experiences in promoting awareness, education, trial and repeat purchases of this unique product within the dental profession. Implementation of the redirected product rollout strategy is in process and thus the acceptance of ViziLite® cannot be determined at this time. If sales do not ultimately reach certain minimum levels, we may have to reduce the carrying value of the assets related to ViziLite®.
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
     In early December 2004, we became aware of a purported class action lawsuit filed in the Superior Court of the State of Arizona for Maricopa County against Matrixx Initiatives, Inc. and a number of other defendants, including Zila, Inc. and IST. The lawsuit alleges that the Zicam Cold Remedy Product manufactured by Matrixx Initiatives, Inc., a former customer of IST, caused damage to the sense of smell and/or taste of the plaintiffs. Other defendants in the lawsuit include manufacturers and retailers. IST had produced swabs and containers for the Zicam Cold Remedy Product for a limited period that ended in March 2004. Zila, Inc. and IST have not yet been served with this lawsuit; however, if Zila, Inc. and IST are made parties to the lawsuit, we will contest it vigorously. We believe that the plaintiffs’ claims with respect to Zila, Inc. and IST are without merit.

13. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS No. 123R. This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon its adoption of SFAS No. 123R.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS No. 123R. The guidance in this FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in this FSP, the entity should follow the transition method described in Paragraph 81 of SFAS No. 123R. Statement 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”), assuming the company been following the recognition provisions prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. We are currently evaluating the effect of this FSP. Because of our lack of earnings history, we do not anticipate that our accounting for the tax effects of share-based payment awards to employees will have a significant effect on financial position or our results of operation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ZILA, INC. AND SUBSIDIARIES
COMPANY OVERVIEW
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
     The Nutraceuticals Business Unit (“Nutraceuticals”) manufactures and markets Ester-C®, a patented, branded, highly effective form of vitamin C sold by us into 20 countries around the world, and Ester-E®, a proprietary, branded, enhanced form of vitamin E.
     The Pharmaceuticals Business Unit (“Pharmaceuticals”) manufactures and markets the ViziLite® chemiluminescent disposable light product, and the adjunct product ViziLite® Plus with T-Blue630™, for the illumination and marking of oral mucosal abnormalities, and Peridex® prescription mouth rinse, and manufactures the plastic molded products of IST.
     The Biotechnology Business Unit is our research, development and licensing division specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies.
     Our strategic approach to the management of our business units is driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® regulatory program. To that end, we are investing more aggressively in our core nutraceutical and pharmaceutical products to drive greater growth and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit as well as our Ester-E® and ViziLite® Plus product launches. In doing so, our corporate goal is to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and our management of working capital would provide an acceptable level of cash availability to fund the completion of the OraTest® regulatory program. We plan to continue with this goal while we seek to obtain the requisite clearances from the United States Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of new products such as ViziLite® Plus and Ester-E®, and other such variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we accelerate our efforts to advance our OraTest® regulatory program, although our research and development costs declined temporarily in the current quarter compared to the first quarter of fiscal 2005. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during this period.

     During the quarter ended October 31, 2005, we made progress in the furtherance of our OraTest® regulatory program. We believe that our on-going dialog with the FDA is progressing and continues to be productive. We have successfully reached agreement on the design and size of the new phase III clinical trial. The program is designed to reduce the duration and cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in selecting and staining cancerous and pre-cancerous oral lesions in a broad population of tobacco users and alcohol drinkers.
     We anticipate that patient enrollment in the new Phase III regulatory program will begin in our second fiscal quarter. We further believe that we can complete the study as early as twelve months from the enrollment of the first patients, although no assurances can be given in either regard. The trial is expected to require less than 4,000 patients who generally undergo a single visit. Upon completion of the clinical trial and assuming that the clinical endpoints have been achieved, we estimate that it will require approximately three to six months to prepare the new drug application supplement for submission to the FDA.
     We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association with sales anticipated to commence in our second fiscal quarter. ViziLite® Plus is a combination product that includes the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and a TBlue630™ marking device containing ZTC™ to mark the identified lesions for further evaluation. A nearly five fold increase in ViziLite® sales led a 96% growth in net revenues in the Pharmaceuticals Business Unit across all product lines for the quarter.
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
     The decline in vitamin E retail sales that was produced by this negative publicity continued throughout our first quarter. Furthermore, the impact of the publicity, coupled with the economic impact on consumers from increases in the cost of gasoline, may have contributed to a challenging retail environment for the sale of all single supplement vitamin forms. In this environment, factory sales of our Ester-C product declined by 15% compared to sales generated in the comparable fiscal 2005 quarter. In an effort to address this challenging environment, we offered discounts from our standard pricing structure for purchases at certain volume levels and we increased our commitments to both cooperative and direct-to-consumer advertising. These efforts served to both reduce the gross profit that we generated through Ester-C sales and increased our marketing and selling expenses during the first quarter.
RESULTS OF OPERATIONS
     The following table summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended October 31, 2005 and 2004 (dollars in thousands):

	Three months ended October 31, 2005 and 2004
		Percent of		Percent of
		Net		Net
	2005	Revenues	2004	Revenues	Change
Net revenues	$9,681	100%	$9,876	100%	(2)%
Cost of products sold	4,024	42	3,470	35	(16)

Gross profit	5,657	58	6,406	65	(12)

Operating Costs and Expenses:
Marketing & selling	4,781	49	4,279	43	(12)
General & administrative	3,363	35	2,718	28	(24)
Research & development	1,817	19	1,930	19	6
Depreciation & amortization	709	7	658	7	(8)

	10,670	110	9,585	97	(11)

Loss from operations	(5,013)	(52)	(3,179)	(32)	(58)
Other income (expense), net	18	—	(22)	—	182

Loss before income taxes	(4,995)	(52)	(3,201)	(32)	(56)
Income tax expense	(4)	—	(2)	—	(100)

Net loss from continuing operations	$(4,999)	(52)	$(3,203)	(32)	(56)

     Net revenues decreased 2% to $9.7 million for the three months ended October 31, 2005, compared to revenues of $9.9 million for the three months ended October 31, 2004. For this period, an increase of 96% in net revenues in the Pharmaceuticals Business Unit was reduced by a 15% decrease in the Nutraceuticals Business Unit. The growth in net revenues in the Pharmaceuticals Business Unit was driven by increases in all product lines, led by a nearly five fold increase in ViziLite® sales. The decrease in net revenues in the Nutraceuticals Business Unit resulted primarily from a significant decrease in sales to our largest customer. We believe that the single supplement domestic retail market may have been significantly affected by negative sales trends for vitamin E, the economic impact of higher gasoline prices on the consumer, and a re-allocation of shelf space away from supplements by some participants in the food, drug and mass trade channels. Despite these domestic challenges, our international sales of Ester-C® increased approximately 20% over the prior year quarter and we recently entered into an agreement with Asahi Godo, our trading partner for entry into the Japanese market.
     Gross profit as a percentage of net revenues decreased to 58% from 65% for the three months ended October 31, 2005 compared to the same period in fiscal 2005. During this period, our Nutraceuticals Business Unit offered additional sales incentives and incurred start-up production costs for a new and potentially large customer’s Ester-C® product. The decrease at our Nutraceuticals Business Unit offset improvements in our Pharmaceuticals Business Unit gross profit percentage.
     Marketing and selling expenses for the three months ended October 31, 2005 as a percentage of net revenues increased to 49% from 43% in the prior year. Expenditures in the Pharmaceuticals Business Unit for ViziLite® were the primary reason for this increase as we continue our campaign to establish ViziLite® as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $3.4 million, or 35% of net revenues, for the three months ended October 31, 2005, compared to $2.7 million, or 28% of net revenue, for the three months ended October 31, 2004. The increase for this period is related primarily to (i) additional professional and consulting fees, (ii) the addition of senior leadership personnel, (iii) growth in support functions for our ViziLite® product line, and (iv) stock compensation expense recognized under SFAS No. 123R.
     Research and development expenses decreased $113,000, or 6%, to $1.8 million for the three months ended October 31, 2005 from $1.9 million in the three months ended October 31, 2004. Research and development expenditures were reduced this period pending the commencement of our modified OraTest® clinical program.
     Depreciation and amortization expenses increased $51,000, or 8%, to $709,000 for the three months ended October 31, 2005 from $658,000 for the three months ended October 31, 2004. The increase was attributable primarily to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units.
Nutraceuticals Business Unit
     Selected financial information for the Nutraceuticals Business Unit follows (dollars in thousands):

	Three months ended October 31,
	2005	2004	Change
Net revenues	$7,414	$8,721	(15)%
Gross profit	4,598	5,955	(23)
Gross profit %	62%	68%
Income from operations before income taxes	96	1,347	(93)
     Net revenues for the Nutraceuticals Business Unit for the first three months of fiscal 2006 decreased 15% over the prior year which resulted primarily from a significant decrease in sales to our largest customer. Two of our largest nutraceuticals customers have recently reported financial results that show flat to negative revenue growth. Their public comments reflect a domestic retail sales environment that is still pressured by negative sales trends for vitamin E and may be further influenced by high gasoline prices and a re-allocation of shelf space way from supplements by some participants in the food, drug and mass merchandiser trade channels. The impact of these issues on domestic Ester-C® sales was significant. In this period, we offered increased discounts to stimulate sales of our Ester-C® products. Additionally, we continued our efforts to attract new customers and expand internationally. Despite these domestic challenges, our international sales of Ester-C® increased approximately 20% over the prior year quarter. In November, we entered into an agreement with Asahi Godo to distribute our Ester-C® advanced vitamin C ingredient in Japan. As part of this agreement, we will work together with Asahi Godo to attain Japanese regulatory approval in order to allow the sale of Ester-C®, considered a food additive in Japan, in vitamin and dietary supplement products as well as foods and beverages. According to the Global Nutrition Group, a Tokyo-based research consulting firm, sales in the Japanese nutrition market reached nearly 30 billion US dollars in 2004, making it the world’s second largest market behind the United States for nutrition products.
     New product introductions and expansion of our customer base are fundamental to our future growth. The introduction of new products can span several years and require substantial investment in product development and marketing resources. Within the U.S. market in this quarter, we attracted new and potentially large customers for our Ester-C® and introduced Ester-C® into the multi-vitamin market.
     Gross profit as a percentage of net revenues decreased to 62% for fiscal 2006 compared to 68% for the prior year. The reduction in our gross profit percentage in this period resulted from increased sales discounts offered to our customers and start-up production costs for a new Ester-C® customer’s product. Assuming that present economic conditions do not persist, we expect our gross profit percentage to return to the high 60’s.
     Income from operations before taxes for the Nutraceuticals Business Unit for the three months ended October 31, 2005, was $96,000, decreasing by 93% over the prior year. The sales decrease and the gross profit factors described above are the primary reasons for this decrease.
Pharmaceuticals Business Unit
     Selected financial information for the Pharmaceuticals Business Unit follows (dollars in thousands):

	Three months ended October 31,
	2005	2004	Change
Net revenues	$2,266	$1,155	96%
Gross profit	1,060	455	133
Gross profit %	47%	39%
Loss from continuing operations before income taxes.	(978)	(701)	(40)
     Net revenues for the Pharmaceuticals Business Unit increased 96% to $2.3 million for the three months ended October 31, 2005 compared to net revenues of $1.2 million for the prior year period. The increase in net revenues in the Pharmaceuticals Business Unit was driven by increases in all product lines, led by a nearly five fold increase in ViziLite® sales. We continue to aggressively pursue our strategy to establish ViziLite® as the standard of care for oral abnormality screening through education of the dental professional and through widened distribution. Additionally, IST’s net revenues were $568,000, an increase of 191% from the prior year level of $195,000 as we continue to revitalize this business after the loss of IST’s major customer in March 2004.
     Gross profit as a percent of net revenues increased to 47% for the three months ended October 31, 2005 from 39% from the prior year period. The gross profit percentage in the prior year was negatively affected by the recording of reserves for inventory obsolescence and by excess capacity costs at IST. Our gross profit percentage has returned to a more normal level in the current period. In addition, we anticipate that IST’s gross profit percentage will continue to increase as we expand capacity utilization at that operation.
     Net loss before income taxes for the Pharmaceuticals Business Unit for the three months ended October 31, 2005 was $978,000 compared to net loss of $701,000 in the prior year period, a decline of 40%. The increased net loss is attributable to ViziLite®. As we execute our strategy for ViziLite® and for our launch of ViziLite® Plus with T-Blue630™, we have increased our selling and marketing expenditures and general and administrative expenses to support these activities.
Biotechnology Business Unit
     Selected financial information for the Biotechnology Business Unit follows (dollars in thousands):

	Three months ended October 31,
	2005	2004	Change
Net revenues	$1	$—
Research and development	1,680	1,854	(9)%
Loss from operations before income taxes	(2,136)	(2,316)	8

     Revenues from sales of the OraTest® product were nominal during the first quarter of fiscal 2006 and 2005, as we focused on obtaining FDA approval in the United States.
     Research and development expenses were $1.7 million in the three months ended October 31, 2005 compared to $1.9 million in the prior year, a decrease of 9%. Current quarter expenses principally reflect our efforts to re-commission our manufacturing facility.
     The loss from operations before income taxes for the Biotechnology Business Unit was $2.2 million versus $2.3 million for fiscal 2005 as a result of reduced research and development costs.
Inflation and Seasonality
     Inflation has had no material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, ViziLite®, ViziLite® Plus and Ester-E®, and debt service. We have met these cash requirements through our cash and cash equivalents, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. We also have a $10.0 million revolving credit facility through a Credit and Security Agreement with Wells Fargo, with borrowing base eligibility of $8.3 million at October 31, 2005.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Three months ended October 31,
	2005	2004
Net cash used in operating activities	$(1,974)	$(1,576)
Net used in investing activities	(785)	(590)
Net cash provided by financing activities	127	192

	October 31, 2005	July 31, 2005
Cash and cash equivalents	$10,305	$12,938
Working capital	17,785	22,824
Current ratio.	2.53	3.33
     At October 31, 2005, our primary sources of liquidity included cash, cash equivalents and short-term investments of $10.3 million and our line of credit (discussed below) compared to $12.9 million at July 31, 2005. Our working capital was $17.8 million at October 31, 2005 compared to $22.8 million at July 31, 2005.
     We believe that our current cash balances, cash generated from our operations and the availability of cash under our line of credit are sufficient to finance our level of operations, the OraTest® regulatory program, the continued launch of ViziLite®, ViziLite® Plus, and Ester-E® and anticipated capital expenditures through the next twelve months.
     Nearly all of our revenues are derived from sales of Ester-C®, Peridex®, and ViziLite®. In generating these revenues we are dependent on a few key customers. A loss of any of our key customers, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation, and the availability of cash under our line of credit. Additionally, the development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. In the future, we may need to raise additional funds for purposes that cannot be quantified and we may seek such additional funding through collaborative arrangements. If we are unable to obtain financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs, (ii) to limit the marketing of our products or (iii) to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
 Operating Activities
     Net cash used in operating activities was $2.0 million during the three months ended October 31, 2005 compared to $1.6 million during the same period last year. The increase in net cash used in operating activities during this quarter resulted primarily the funding of our operating loss and the increase in inventory at our Nutraceuticals Business Unit arising from lower than anticipated sales levels. These uses were offset by (i) non-cash items related primarily to depreciation and amortization, (ii) a decrease in accounts receivable of $2.3 million and (iii) an increase in accounts payable and accrued liabilities of $1.5 million.
 Investing Activities
     Net cash used in investing activities during the three months ended October 31, 2005 was $785,000 compared to net cash used in investing activities of $590,000 during the comparable period of fiscal 2005. Cash was used for capital asset purchases and expenditures for patents and trademarks. Capital expenditures for property and equipment were $628,000 in the quarter ended October 31, 2005 compared to $278,000 in the three months ended October 31, 2004. Our capital expenditures were directed toward investments in (i) a new Ester-C® production line at the Nutraceuticals Business Unit and (ii) re-commissioning of the ZTC™ facility in the Biotechnology Business Unit.
 Financing Activities
     Net cash provided by financing activities for the three months ended October 31, 2005 was $127,000 compared to net cash used in financing activities of $192,000 for the same period ended October 31, 2004. Short-term borrowings, primarily from insurance premium financing, offset principal payments on long-term debt and dividends paid on our outstanding preferred stock.
 Bank Financing
     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective August 17, 2004. Borrowings bear interest equal to the prime rate which was 6.8% (Wells Fargo Bank, N.A.) at October 31, 2005. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and inventory and was $8.3 million at October 31, 2005. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. We, as the parent company, guarantee the obligations under the Wells Fargo Agreement.
     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $3.5 million in fiscal 2006. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At October 31, 2005, our net worth, as defined, was $46.9 million compared to the required amount of $44.0 million. Additionally, payment of dividends on our common stock is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line upon its sole determination that a “material adverse change” (as defined in the agreement) has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. There have been no borrowings under the Wells Fargo Agreement.
 PharmaBio Investment
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty payments cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
 Long-Term Debt Financing
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 2.8% at October 31, 2005. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We, as the parent company, guarantee the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement.

     Under the terms of the Replacement Letter of Credit, on February 6, 2004, we placed $517,000 in an interest bearing collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS
     Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending July 31, 2005.
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
     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $154,000 at October 31, 2005 and $150,000 at July 31, 2005. We evaluate these estimates on a quarterly basis and revise them as necessary.
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
     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:
     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of October 31, 2005 of $6.2 million have been capitalized.

     The cash flows used to measure long-lived assets related to the ViziLite® products are dependent upon our ability to properly market the products to a sufficient number of dentists so they become integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the products’ attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® products as of October 31, 2005 of $1.8 million have been capitalized.
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
     OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $2.9 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $1.6 million (primarily related to our manufacturing facility); (ii) patents and pending patent applications of $1.7 million; and (iii) $440,000 of OraTest® clinical rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining regulatory program, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may be impaired.
     Income Taxes — At October 31, 2005, we had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $16.8 million that expire in years 2009 through 2026. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses. Valuation allowances were provided for the entire amount of net deferred tax assets.

FORWARD-LOOKING INFORMATION
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are subject to the safe harbors created under the Securities Act and the Exchange Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements are set forth below. Our business, financial condition or results of operations could also be adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.
•	Obtaining regulatory approvals for our products is costly and full of uncertainty.

•	We may be unable to obtain FDA approval, or to establish a market, for OraTest® in the United States.

•	We are dependent on a few key products and our growth is dependent on the development of new products.

•	We are dependent on a few key customers.

•	We are dependent on our senior management and other key personnel.

•	We and our products are subject to regulatory oversight that could substantially interfere with our ability to do business.

•	We are at risk with respect to product liability claims.

•	We face significant competition that could adversely affect our results of operation and financial condition.

•	If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

•	We require certain raw materials for our manufacturing processes that may only be acquired through limited sources.

•	If we are unable to obtain adequate funds, we may not be able to develop and market our present and potential products.

•	In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.

•	Our Board of Directors may unilaterally issue Preferred Stock which could dilute our ownership and prevent or delay a change in our control.

•	If we use environmentally hazardous materials in a manner that causes injury, we may be liable for damages.

•	We have, in the past, received minor deficiencies from regulatory agencies related to our manufacturing facilities.
     You are advised to review any future disclosures contained in the reports that we file with the Securities and Exchange Commission. Our Annual Report on Form 10-K for the fiscal year ended July, 31, 2005 contains a more detailed discussion of various risks relating to our business that could cause actual results to differ materially from expected and historical results. As of October 31, 2005, we do not believe there are any material updates to the risk factors included in our most recent Form 10-K.

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
Reconciliation of GAAP Measures to Non-GAAP Measures
Unaudited
(in thousands)

	Three months ended October 31,
	2005	2004

EBITDA	$(4,321)	$(2,038)
Interest income	84	52
Interest expense	(52)	(48)
Depreciation and amortization	(709)	(676)
Income tax expense	(4)	(2)

Net loss	$(5,002)	$(2,712)

RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS No. 123R. This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon its adoption of SFAS No. 123R.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS No. 123R. The guidance in this FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FASP to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in this FSP, the entity should follow the transition method described in Paragraph 81 of SFAS No. 123R. Statement 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. We are currently evaluating the effect of this FSP. Because of our lack of earnings history, we do not anticipate that our accounting for the tax effects of share-based payment awards to employees will have a significant effect on financial position or our results of operation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
     At October 31, 2005, we had a revolving line of credit with Wells Fargo Business Credit with a variable interest rate equal to the prime rate announced by Wells Fargo Bank, NA (6.8% at October 31, 2005). At October 31, 2005, no borrowings were outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect since average outstanding balances under our revolving credit facility are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds (“Bonds”) that carries a variable interest rate. The rate is set weekly by JP Morgan Chase Bank and fluctuates based on market conditions and was 2.8% per annum at October 31, 2005. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed: (i) to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
     Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) are effective.
Changes in Internal Control over Financial Reporting.
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings.
     Except as described in Part I. Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for our fiscal year ended July 31, 2005, we are not a party to any pending legal proceedings other than claims that arise in the conduct of our business. As of October 31, 2005, we do not believe there are any material updates to the legal proceedings included in our most recent Form 10-K. While we currently believe that the ultimate outcome of these proceedings will not have a materiel adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which, a ruling occurs. Our estimate of the potential impact of these legal proceedings on our financial position and our results of operation could change in the future.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not Applicable
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable

Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.

Exhibit Number	Description
10.1(A)	Third Amendment to Credit and Security Agreement dated October 27, 2005 between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc. and Wells Fargo Business Credit

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed herewith

**	Furnished herewith

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 2, 2005
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2005	By:	/s/Andrew A. Stevens
Andrew A. Stevens
Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(A)	Third Amendment to Credit and Security Agreement dated October 27, 2005 between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc. and Wells Fargo Business Credit

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 0f 2002

*	Filed herewith

**	Furnished herewith

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 2, 2005