Form 10-Q
period 2006-01-31
ZILA INC
filed 2006-03-13
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Quarter Ended	Commission File Number
January 31, 2006	0-17521
ZILA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0619668
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
5227 North 7th Street, Phoenix, Arizona 85014-2800
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code    (602) 266-6700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for at least the past 90 days.
          Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
            Large Accelerated Filer ☐                     Accelerated Filer ☑                      Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐    No ☑
     As of February 28, 2006, 45,937,662 shares of our common stock, $0.001 par value, were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2006

PART I. FINANCIAL INFORMATION (UNAUDITED)
  Item 1. Financial Statements.
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,172,022	$12,937,517
Restricted cash collateral	537,491	527,783
Trade receivables — net of allowances of $200,000 and $150,000	9,448,347	11,422,743
Inventories — net	7,704,171	6,024,266
Prepaid expenses and other current assets	2,107,323	1,726,778

Total current assets	24,969,354	32,639,087

Property and equipment — net	9,880,349	9,691,686
Purchased technology — net	2,792,275	3,031,613
Goodwill — net	6,930,192	6,930,192
Trademarks and other intangible assets — net	12,408,740	12,652,564
Other assets	452,577	473,095

Total Assets	$57,433,487	$65,418,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,749,718	$5,397,213
Accrued liabilities	4,405,578	3,717,630
Short-term borrowings	180,274	154,335
Deferred revenue and deferred gain on sale leaseback	221,726	221,726
Current portion of long-term debt and capital lease obligations	314,341	323,758

Total current liabilities	13,871,637	9,814,662

Deferred revenue and deferred gain on sale leaseback	442,623	553,486
Long-term debt and capital lease obligations — net of current portion	3,221,235	3,328,139

Total liabilities	17,535,495	13,696,287

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value - 65,000,000 shares authorized, 45,937,662 shares and 45,864,050 shares issued and outstanding	45,938	45,864
Capital in excess of par value	84,814,647	84,372,257
Accumulated other comprehensive loss	(62,875)	(63,924)
Accumulated deficit	(44,811,147)	(32,543,676)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	39,897,992	51,721,950

Total Liabilities and Shareholders’ Equity	$57,433,487	$65,418,237

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net revenues	$9,619,898	$10,930,730	$19,301,345	$20,806,542
Cost of products sold	4,044,586	3,680,162	8,069,005	7,150,263

Gross profit	5,575,312	7,250,568	11,232,340	13,656,279

Operating costs and expenses:
Marketing and selling	6,924,809	4,883,401	11,705,666	9,162,507
General and administrative	3,376,135	2,792,521	6,739,250	5,509,906
Research and development	1,739,292	1,630,668	3,557,091	3,560,723
Depreciation and amortization	739,233	656,719	1,448,087	1,314,761

	12,779,469	9,963,309	23,450,094	19,547,897

Loss from operations	(7,204,157)	(2,712,741)	(12,217,754)	(5,891,618)

Other income (expense):
Interest income	63,621	41,023	147,604	93,717
Interest expense	(57,804)	(52,080)	(109,868)	(99,878)
Gain (loss) on sale of assets	(25,078)	192	(24,893)	(1,252)
Other expense	(20,598)	(20,681)	(34,536)	(46,185)

	(39,859)	(31,546)	(21,693)	(53,598)

Loss from continuing operations before income taxes	(7,244,016)	(2,744,287)	(12,239,447)	(5,945,216)
Income tax expense	—	—	(3,600)	(1,955)

Loss from continuing operations	(7,244,016)	(2,744,287)	(12,243,047)	(5,947,171)

Income (loss) from discontinued operations	(1,781)	88,213	(4,924)	579,205

Net loss	(7,245,797)	(2,656,074)	(12,247,971)	(5,367,966)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(7,255,547)	$(2,665,824)	$(12,267,471)	$(5,387,466)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.16)	$(0.06)	$(0.27)	$(0.13)
Income (loss) from discontinued operations	—	—	—	0.01

Net loss	$(0.16)	$(0.06)	$(0.27)	$(0.12)

Weighted average shares outstanding	45,683,014	45,557,785	45,668,127	45,529,493

Net loss	$(7,245,797)	$(2,656,074)	$(12,247,971)	$(5,367,966)
Foreign currency translation adjustments	880	(2,782)	1,049	(4,407)

Comprehensive loss	$(7,244,917)	$(2,658,856)	$(12,246,922)	$(5,372,373)

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended January 31,
	2006	2005
Operating activities:
Net loss	$(12,247,971)	$(5,367,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization continuing operations	1,448,087	1,314,761
Depreciation and amortization discontinued operations	—	37,040
Amortization of deferred financing costs	15,183	25,955
Loss on sale of assets	24,893	1,252
Noncash stock based compensation expense	240,789	22,801
Options issued for services	31,226	—
Noncash research and development expense	—	49,000
Deferred revenue and other	21,244	(102,172)
Change in assets and liabilities:
Receivables — net	1,974,396	(1,724,070)
Inventories	(1,679,905)	513,569
Prepaid expenses and other assets	(453,765)	134,488
Accounts payable and accrued liabilities	4,040,452	1,366,202

Net cash used in operating activities	(6,585,371)	(3,729,140)

Investing activities:
Additions to property and equipment, net	(898,757)	(424,514)
Additions to intangible assets, net	(277,924)	(403,587)
Proceeds from disposition of assets	8,413	—
Proceeds from sale of short-term investments	—	4,000,000
Restricted cash deposited to collaterize letter of credit	(9,708)	(2,283)

Net cash (used in) provided by investing activities	(1,177,976)	3,169,616

Financing activities:
Net proceeds from short-term borrowings	25,939	202,162
Proceeds from issuance of common stock	170,449	206,397
Dividends paid to preferred stockholders	(19,500)	(39,000)
Principal payments on long-term debt	(179,036)	(172,262)

Net cash (used in) provided by financing activities	(2,148)	197,297

Net decrease in cash and cash equivalents	(7,765,495)	(362,227)
Cash and cash equivalents at beginning of period	12,937,517	3,679,915

Cash and cash equivalents at end of period	$5,172,022	$3,317,688

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
     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Technical, Inc., Zila, Ltd., and Zila Swab Technologies, Inc. This information should be read in conjunction with the audited annual financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications
     For comparative purposes, certain prior year amounts were reclassified to conform to current year presentation. See Note 3 for further discussion of reclassification of the results of operations for the Zilactin® brand, sold in June 2005, reported as a discontinued operation.
     Business Concentration
     We extend credit on a non-collateralized basis primarily to manufacturing companies and wholesale distributors who are located in the United States, Canada and 18 other foreign countries. We perform periodic credit evaluations of our customer’s financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses. For three and six month periods ended January 31, 2006 and 2005, there were sales to two significant customers of our Nutraceuticals Business Unit. These two customers individually represented more than 10% of consolidated net accounts receivable at January 31, 2006 and more than 10% of consolidated net revenues for the three and six month periods ended January 31, 2006. The accounts receivable from these two significant customers as a percent of consolidated net accounts receivable were 49% at January 31, 2006 and 42% at July 31, 2005. Sales to these two significant customers as a percent of net revenues for the three and six month periods ended January 31, 2006 were 44% and 35%, respectively, compared to 51% and 55%, respectively, for the comparable prior year periods.
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

     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS No. 123R. The guidance in this FSP is effective on November 11, 2005. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless an entity elects the transition method described in this FSP, the entity should follow the transition method described in Paragraph 81 of SFAS No. 123R. Statement 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”), assuming the company has been following the recognition provisions prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. We are currently evaluating the effect of this FSP. Because of our lack of earnings history, we do not anticipate that our accounting for the tax effects of share-based payment awards to employees will have a significant effect on financial position or our results of operation.
2. STOCK-BASED COMPENSATION
     We have one active share-based stock award plan that provides for the grant of stock option and stock awards to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. We typically grant stock option awards at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, generally ranging from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain options provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).
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
     SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.
     Prior to the adoption of SFAS No. 123R, we recognized share-based employee compensation expense for restricted stock awards and for stock issuances under our employee stock purchase plan. No share-based employee compensation cost for our stock option awards has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income from continuing operations before income tax expense for the three-month and six-month periods ended January 31, 2006 by approximately $149,000 and $231,000, respectively, and had no tax effect since our deferred tax assets are fully offset by a valuation allowance due to our lack of earnings history. Basic and diluted net loss per common share for the three-month and six-month periods ended January 31, 2006 would have been $0.16 and $0.26, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted net loss per common share of $0.16 and $0.27 for these periods. As of January 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $1.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.
     Prior to the adoption of SFAS No. 123R, the Company presented no tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the six months ended January 31, 2006.
     A summary of stock options activity within our share-based compensation plans and changes for the six months ended January 31, 2006 follow (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2005	2,345	$3.58

Granted	859	3.64
Exercised	(55)	2.29
Terminated/expired	(237)	4.26

Balance outstanding at January 31, 2006	2,912	$3.57	7.0	$(228)

Options exercisable at January 31, 2006	2,099	$3.56	6.5	$(153)

     The weighted-average grant-date fair value of options granted to our employees and directors during the six months ended January 31, 2006 was $3.64. The total intrinsic value of options exercised during the six months ended January 31, 2006 was $68,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended January 31,
	2006	2005
Expected stock price volatility	63% to 68%	75%
Expected life of options	3 to 5 Years	7 Years
Risk-free interest rate	3.6% to 3.7%	3.8%
Dividend yield	0.0%	0.0%
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
     The following table illustrates the effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to our adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	Three	Six
	Months	Months
	Ended	Ended
	January 31,	January 31,
	2005	2005
Net loss attributable to common shareholders:
As reported	$(2,666)	$(5,387)
Add: Employee compensation expense for equity awards recorded at fair value included in the determination of net loss as reported	17	23
Less: Employee compensation expense determined under fair value based method for all awards, net of related tax effects	432	796

Pro-forma net loss	$(3,081)	$(6,160)

Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.06)	$(0.12)
Pro forma	$(0.07)	$(0.14)

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
The results of the Zilactin® discontinued operation are as follows (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Net revenues	$—	$1,884	$—	$3,576

Income (loss) from operations	$(2)	$88	$(5)	$579
4. NET LOSS PER COMMON SHARE
     Since a loss from continuing operations was incurred for the three-month and six-month periods ended January 31, 2006 and 2005, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for both the three-month and six-month periods ended January 31, 2006 were 436,000 and 440,000, respectively, and for the three-month and six-month periods ended January 31, 2005 were 536,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.
5. INVENTORIES
     Inventories consist of the following (in thousands):

	January 31,	July 31,
	2006	2005
Finished goods	$2,483	$732
Work in process	476	579
Raw materials	4,827	4,853
Inventory reserves	(82)	(140)

	$7,704	$6,024

6. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):

	January 31, 2006			July 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:

Purchased technology rights	$7,419	$4,627	$2,792	$7,419	$4,387	$3,032

Trademarks and other intangible assets:
Trademarks	11,701	3,832	7,869	11,657	3,602	8,055
Patents	3,404	734	2,670	3,168	624	2,544
Licensing costs	3,109	1,239	1,870	3,162	1,108	2,054

	January 31, 2006			July 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Total trademarks and other intangible assets	18,214	5,805	12,409	17,987	5,334	12,653

Total amortizable intangible assets	25,633	10,432	15,201	25,406	9,721	15,685

Unamortizable intangible asset:

Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,034	$15,903	$22,131	$37,807	$15,192	$22,615

     There was no change in the carrying amount of goodwill for the six months ended January 31, 2006.
     Intangible asset amortization expense for continuing operations for the three-month and six-month periods ended January 31, 2006 was $358,000 and $716,000, respectively, and for the three-month and six-month periods ended January 31, 2005 was $353,000 and $701,000, respectively. For fiscal years 2007 through 2011, the amortization of intangibles is estimated to be $1.5 million each year.
7. DEBT AND LEASE OBLIGATIONS
     Debt consisted of the following (in thousands):

	January 31,	July 31,
	2006	2005
Short-term borrowings:
Installment note payable on insurance policies	$180	$154

Current portion of long-term debt:
IDA bond payable, Series A, current portion	$245	$245
Capital lease obligations, current portion	69	50
Note payable for equipment	—	29

Total current portion of long-term debt	$314	$324

Long-term debt:
IDA bond payable, Series A	$2,844	$2,967
PharmaBio	500	500
Capital lease obligations	191	156
Note payable for equipment	—	29

Total long-term debt	3,535	3,652
Less current portion	314	324

Long-term portion	$3,221	$3,328

     We had short-term borrowings at January 31, 2006 and July 31, 2005 of $180,000 and $154,000, respectively, for installments due on certain insurance policies with interest rates from 6.0% to 7.6%.
     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective August 17, 2004. On January 27, 2006, we entered into the fourth amendment to the Wells Fargo Agreement (the Fourth Amendment”) which, among other things, changed: (i) the interest rate and fee structure of the Wells Fargo Agreement; and (ii) the net worth covenants and capital expenditure limits for fiscal year ending July 31, 2006.
     Borrowings on the Wells Fargo agreement bear interest equal to the prime rate plus three percent which was 7.5% (Wells Fargo Bank, N.A.) at January 31, 2006. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and was $5.0 million at January 31, 2006. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. We, as the parent company, guarantee the obligations under the Wells Fargo Agreement.

     Under the Wells Fargo Agreement, as amended, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to an aggregate of $1.5 million in fiscal 2006. Our minimum net worth requirement under the Wells Fargo Agreement varies each quarter in relation to our planned operating results. At January 31, 2006, our net worth, as defined, was approximately $40.0 million compared to the required amount of $37.2 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line of credit upon its sole determination that a “material adverse change” (as defined in the agreement) has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. As of January 31, 2006, there have been no borrowings under the Wells Fargo Agreement.
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
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.1% at January 31, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We, as the parent company, guarantee the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement.
     Under the terms of the Replacement Letter of Credit, amended by the Fourth Amendment, we placed $517,000 in an interest bearing collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined. We are required to place an additional $500,000 in the collateral account on March 31, 2006 if we have not completed the sale and leaseback of the manufacturing and laboratory facility in Prescott, Arizona by that date.
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
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2006	$123	$46	$169
2007	245	67	312
2008	245	61	306
2009	745	17	762
2010	246	—	246
2011 and thereafter	1,740	—	1,740

Total	3,344	191	3,535
Less current portion	245	69	314

Long-term portion	$3,099	$122	$3,221

8. INCOME TAXES
     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the six months ended January 31, 2006 and 2005, we recorded a tax benefit based on our effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. We determined that it was more likely than not that certain future tax benefits would not be realized. At January 31, 2006, we have recorded a valuation allowance for our net deferred tax assets of $10.2 million, due to a lack of earnings history.
     At January 31, 2006, we had federal net operating loss carry forwards of approximately $23.8 million which expire in years 2009 through 2026.

9. ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	January 31,	July 31,
	2006	2005
Accrued professional and consulting fees	$1,533	$1,248
Accrued advertising	1,542	433
Accrued employee compensation and related taxes	599	712
Accrued royalties	171	815
Other	561	510

Total accrued liabilities	$4,406	$3,718

10. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information for the six months ended January 31 follows (in thousands):

	Six Months Ended January 31,
	2006	2005
Interest paid	$86	$84
Income taxes paid	$102	$—
Capital lease obligations for new equipment	63	6
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
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three months ended January 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2006	$7,240	$2,380	$—	$—	$9,620
2005	9,801	1,130	—	—	10,931

Income (loss) from continuing operations before income taxes:
2006	(1,998)	(1,430)	(2,127)	(1,689)	(7,244)
2005	1,526	(730)	(1,955)	(1,585)	(2,744)

Depreciation and amortization:
2006	305	176	207	51	739
2005	284	151	173	49	657
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the six months ended January 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2006	$14,654	$4,647	$—	$—	$19,301
2005	18,522	2,285	—	—	20,807

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Income (loss) from continuing operations before income taxes:
2006	(1,902)	(2,448)	(4,224)	(3,665)	(12,239)
2005	2,872	(1,462)	(4,239)	(3,116)	(5,945)

Depreciation and amortization:
2006	608	345	392	103	1,448
2005	564	301	346	104	1,315

Identifiable assets from continuing operations:
January 31, 2006	33,904	10,407	9,354	3,768	57,433
July 31, 2005	34,083	10,950	18,993	1,392	65,418
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
     At January 31, 2006, we had approximately $448,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. The drug substance currently has shelf lives with varying expiration dates. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond their current expiration dates if our plans are delayed. However, no assurance can be given in this regard.
     At January 31, 2006, we have (i) $2.8 million net purchased technology rights, (ii) patents and pending patent applications of $1.7 million, and (iii) fixed assets of approximately $1.5 million (primarily related to our manufacturing facility). Should we be unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest® products, we may have to reduce the carrying value of these assets.
ViziLite®
     We had $331,000 of ViziLite® product in inventory and approximately $1.8 million of associated net long-lived assets as of January 31, 2006. Should we be unable to generate sufficient revenues from future sales of ViziLite®, we may have to reduce the carrying value of these assets.
Supply Arrangements
     In fiscal 2004, our wholly-owned subsidiary, Zila Nutraceuticals, Inc., during the ordinary course of business entered into three-year supply agreements with two major suppliers for the purchase of $26.7 million of ascorbic acid of which $15.6 million remains to be purchased in future periods. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under one of these agreements commenced in July 2004 and with the other starting in January 2005. The agreements provide a substantial portion of our anticipated annual requirements for ascorbic acid and will provide important cost predictability during the terms of the agreements. Should prices fall sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. If our sales should decline significantly, we could be obligated to purchase supplies in excess of our needs.
     Subsequent to January 31, 2006, and in response to the sales that have been generated year-to-date by Zila Nutraceuticals, Inc., we have sought and obtained delivery concessions from our ascorbic acid providers. The concessions generally allow us to defer our required purchases by three to six months with the terms of the agreement extended such that the agreed upon volume levels are purchased in full over the remaining terms of the arrangements and to reduce our commitments by $1.4 million.
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
13. SUBSEQUENT EVENT
     On March 10, 2006, we obtained a commitment from a financial institution that provides for a secured credit facility of up to $40 million. The facility calls for $20 million to be funded no later than March 31, 2006, and the balance to be made available thereafter for specific future corporate needs. The facility remains subject to the completion of financial documentation and certain conditions to closing. The initial $20.0 million funding calls for interest to accrue at a 14% annual rate and for the Company to provide warrants equivalent to 2.5% of the fully-diluted outstanding equity of the Company. The term of the facility is 24 months.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ZILA, INC. AND SUBSIDIARIES
COMPANY OVERVIEW
     Zila, Inc. is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries. Zila, Inc. is a holding company that conducts its business operations through three Business Units: Nutaceuticals, Pharmaceuticals and Biotechnology.
     The Nutraceuticals Business Unit (“Nutraceuticals”) manufactures and markets Ester-C®, a patented, branded, highly effective form of vitamin C sold by us into 20 countries around the world, and Ester-E®, a proprietary, branded, enhanced form of vitamin E.
     The Pharmaceuticals Business Unit (“Pharmaceuticals”) manufactures and markets the chemiluminescent disposable light product, ViziLite® Plus with T-Blue 630™, for the illumination and marking of oral mucosal abnormalities, Peridex® prescription mouth rinse, and the plastic molded products of IST.
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
     During the quarter ended January 31, 2006, we made progress in the furtherance of our OraTest® regulatory program. We successfully reached agreement with the FDA on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process. The program is designed to reduce the duration and cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in selecting and staining cancerous and pre-cancerous oral lesions in a broad population of tobacco users and alcohol drinkers.
     We conducted our investigators meeting and training session and patient enrollment began in the new Phase III regulatory program in this second fiscal quarter. We believe that we can complete the study in approximately twelve months from the enrollment of the first patients, although no assurances can be given in this regard. The trial is expected to require less than 4,000 patients who generally undergo a single visit and will include an interim analysis to determine the total number of patients required. Upon completion of the clinical trial and assuming that the clinical endpoints have been achieved, we estimate that it will require approximately three to six months to prepare the new drug application supplement for submission to the FDA.

     We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales in our second fiscal quarter. ViziLite® Plus is a combination product that includes the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and a TBlue 630™ marking device containing ZTC™ to mark the identified lesions for further evaluation. A nearly three fold increase in ViziLite® sales led a 111% growth in net revenues in the Pharmaceuticals Business Unit across all product lines for this quarter.
     We have completed a human clinical trial and a second trial protocol is being developed in support of our Ester-E® product. The United States market for single supplement forms of vitamin E was negatively impacted by research work that was published during fiscal 2005 that, in some cases, questioned the benefit of vitamin E supplementation and, in other cases, actually suggested that vitamin E supplementation might be harmful beyond certain dosage levels. We do not believe that the conclusions of these studies are valid as they relate to vitamin E supplementation by healthy individuals or to Ester-E® specifically. The launch of our Ester-E® product was made more difficult by these publications. The clinical work that we are doing in support of Ester-E® is directed to differentiating Ester-E® from other forms of vitamin E that are currently available, as well as seeking to demonstrate the safety and other healthful properties of the product.
     The decline in vitamin E retail sales that was produced by this negative publicity continued throughout the second quarter. Furthermore, although the retail environment for the sale of single supplement vitamin forms improved during the quarter, factory sales of our nutraceutical products declined by 26% compared to sales generated in our second quarter of fiscal 2005. In an effort to address this challenging environment, we offered discounts from our standard pricing structure for purchases at certain volume levels and we increased our commitments to both cooperative and direct-to-consumer advertising. These efforts served to both reduce the gross profit that we generated through nutraceutical sales and increased our marketing and selling expenses but did provide an increase in retail sales of our product and an increase in our market share during the second quarter.
RESULTS OF OPERATIONS
     The following table summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended January 31, 2006 and 2005 (dollars in thousands):

	Three months ended January 31, 2006 and 2005
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
Net revenues	$9,620	100%	$10,931	100%	(12)%
Cost of products sold	4,045	42	3,680	34	10

Gross profit	5,575	58	7,251	66	(23)

Operating Costs and Expenses:
Marketing & selling	6,925	72	4,883	45	42
General & administrative	3,376	35	2,793	25	21
Research & development	1,739	18	1,631	15	7
Depreciation & amortization	739	8	657	6	12

	12,779	133	9,964	91	28

Loss from operations	(7,204)	(75)	(2,713)	(25)	(166)
Other income (expense), net	(40)	—	(31)	—	29

Loss before income taxes	(7,244)	(75)	(2,744)	(25)	(164)
Income tax expense	—	—	—	—	—

Net loss from continuing operations	$(7,244)	(75)	$(2,744)	(25)	(164)

     The following table summarizes our results of consolidated continuing operations and related statistical information for the six month periods ended January 31, 2006 and 2005 (dollars in thousands):

	Six months ended January 31, 2006 and 2005
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
Net revenues	$19,301	100%	$20,807	100%	(7)%
Cost of products sold	8,069	42	7,150	34	13

Gross profit	11,232	58	13,657	66	(18)

Operating Costs and Expenses:
Marketing & selling	11,706	60	9,163	45	28

	Six months ended January 31, 2006 and 2005
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
General & administrative	6,739	35	5,510	26	22
Research & development	3,557	18	3,561	17	—
Depreciation & amortization	1,448	8	1,315	6	10

	23,450	121	19,549	94	20

Loss from operations	(12,218)	(63)	(5,892)	(28)	(107)
Other income (expense), net	(21)	—	(53)	—	(60)

Loss before income taxes	(12,239)	(63)	(5,945)	(28)	(106)
Income tax expense	(4)	—	(2)	—	100

Net loss from continuing operations	$(12,243)	(63)	$(5,947)	(28)	(106)

     Net revenues decreased 12% to $9.6 million for the three months ended January 31, 2006 compared to revenues of $10.9 million for the three months ended January 31, 2005. Net revenues decreased 7% to $19.3 million for the six months ended January 31, 2006 compared to revenues of $20.8 million for the six months ended January 31, 2005. For the three and six month periods ended January 31, 2006, increases of 111% and 103%, respectively, in net revenues in the Pharmaceuticals Business Unit were reduced by decreases of 26% and 21% in the Nutraceuticals Business Unit. The growth in net revenues in the Pharmaceuticals Business Unit for these periods was driven by increases in all product lines, led by increases of nearly three fold in ViziLite® sales for the current fiscal quarter and nearly four fold for the six-month period. The decreases for these periods in net revenues in the Nutraceuticals Business Unit resulted primarily from a significant decrease in sales to a large customer. We are dependent upon a few key customers and a reduction in sales to these customers for any reason poses the risk of significant adverse impact on our business, financial condition and results of operation. To address this situation and the challenging vitamin supplement market, we expanded our promotional activities to stimulate sales. During the quarter, at the retail level, sales of single supplement vitamin forms improved as did sales of Ester-C®.
     Gross profit as a percentage of net revenues was 58% for the three month and six month periods ended January 31, 2006, respectively, compared to 66% for the comparable prior year periods. Gross profit percentages declined in both the Nutraceuticals and Pharmaceuticals Business Units largely due to promotional discounts offered in an effort to stimulate sales.
     Marketing and selling expenses as a percentage of net revenues increased to 72% and 60%, respectively, for the three and six month periods ended January 31, 2006 compared to 45% for the comparable prior year periods. Expenditures in the Nutraceuticals Business Unit were the primary reason for the increase in the current quarter. Additionally, expenditures increased in the Pharmaceuticals Business Unit in both the current quarter and year-to-date as we continue our campaign to establish ViziLite® as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $3.4 million, or 35% of net revenues, for the three months ended January 31, 2006, and $6.7 million, or 35% of net revenues, for the six months ended January 31, 2006 compared to $2.8 million, or 25% of net revenue, and $5.5 million or 26% of net revenue, respectively for the comparable prior year periods. General and administrative expenses increased 21% and 22%, respectively, over the three and six month periods of the prior year. These increases are related primarily to (i) additional professional and consulting fees, (ii) the addition of senior leadership personnel, (iii) growth in support functions for our ViziLite® product line, and (iv) stock compensation expense recognized under SFAS No. 123R.
     Research and development expenses increased 7% to $1.7 million for the three months ended January 31, 2006 compared to $1.6 million for the three months ended January 31, 2005. Research and development expenses of $3.6 million for the six months ended January 31, 2006 were flat with the comparable prior year period. Research and development expenditures increased in the current quarter as a result of the commencement of our OraTest® clinical program.
     Depreciation and amortization expenses increased 12%, to $739,000 for the three months ended January 31, 2006, from $657,000 for the three months ended January 31, 2005. Depreciation and amortization expenses increased 10%, to $1.4 million for the six months ended January 31, 2006, from $1.3 million for the six months ended January 31, 2005. These increases were attributable primarily to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units.
Nutraceuticals Business Unit
     Selected financial information for the Nutraceuticals Business Unit follows for the three-month and six-month periods ended January 31, 2006 and 2005 (dollars in thousands):

		Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	Change	2006	2005	Change
Net revenues	$7,240	$9,801	(26)%	$14,654	$18,522	(21)%
Gross profit	4,577	6,690	(32)	9,175	12,645	(27)
Gross profit %	63%	68%		63%	68%
Income from operations before income taxes	(1,998)	1,526	(231)	(1,902)	2,872	(166)
     Net revenues for the Nutraceuticals Business Unit for the three months ended January 31, 2006 were $7.2 million, decreasing 26% from the comparable prior year period. Net revenues for the six months ended January 31, 2006 were $14.7 million, decreasing 21% from the prior year. These decreases resulted primarily from a significant decrease in sales to one of our larger customers. Although the retail environment for single supplement vitamin sales improved generally during the second quarter, vitamin E sales are still well below the prior levels that existed before the publication of the negative study mentioned above. Also, although Ester-C® continues to gain market share at retail, as evidenced by recent A.C. Nielsen data, our factory sales of Ester-C® remained under pressure during the second quarter. The impact of these issues on domestic Ester-C® sales was significant. In the three and six-month periods, we offered increased discounts to stimulate sales of our Ester-C® products. Additionally, we continued our efforts to attract new customers and expand internationally.
     New product introductions and expansion of our customer base are fundamental to our future growth. The introduction of new products can span several years and require substantial investment in product development and marketing resources. Within the U.S. market in this quarter, we continued our efforts to develop or identify new technologies to expand the line of Ester products. We also sustained our efforts to obtain the approval of the Japanese Ministry of Health so that we may offer Ester-C® to Japanese consumers.
     Gross profit as a percentage of net revenues decreased to 63% for both the three-month and six-month periods ended January 31, 2006 compared to 68% for these periods in the prior year. Our gross profit percentage for the current year was affected by increased sales discounts offered to our customers.
     Loss from operations before taxes for the Nutraceuticals Business Unit for the three months ended January 31, 2006, was $2.0 million, decreasing 231% from the comparable prior year period’s income from operations of $1.5 million. Loss from operations before taxes for the Nutraceuticals Business Unit for the six months ended January 31, 2006, was $1.9 million, decreasing by 166% over the comparable prior year period’s income from operations of $2.9 million. The sales decrease, the gross profit factors described above, and increased marketing and selling expenses that we believe served to grow our sales of our products at retail are the primary reasons for these decreases.
Pharmaceuticals Business Unit
     Selected financial information for the Pharmaceuticals Business Unit follows for the three-month and six-month periods ended January 31, 2006 and 2005 (dollars in thousands):

		Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	Change	2006	2005	Change
Net revenues	$2,380	$1,130	111%	$4,647	$2,285	103%
Gross profit	1,002	561	79	2,061	1,012	104
Gross profit %	42%	50%		44%	44%
Income from operations before income taxes	(1,430)	(730)	(96)	(2,448)	(1,462)	(67)
     Net revenues for the Pharmaceuticals Business Unit increased 111% to $2.4 million for the three months ended January 31, 2006 compared to net revenues of $1.1 million for the comparable prior year period. Net revenues increased 103% to $4.6 million for the six months ended January 31, 2006 compared to net revenues of $2.3 million for the comparable prior year period. The increase in net revenues in the Pharmaceuticals Business Unit was driven by increases in all product lines, led by a nearly three fold increase in ViziLite® sales for the quarter and a four fold increase in the fiscal year to date net revenues. We continue to aggressively pursue our strategy to establish ViziLite® as the standard of care for oral abnormality screening through education of the dental professional and through widened distribution. Additionally, IST’s net revenues for the three months ended January 31, 2006 were $739,000, an increase of 545% from the prior year period of $115,000. IST’s net revenues for the six months ended January 31, 2006 were $1.3 million, an increase of 322% from the comparable prior year period of $309,000. The increases in net revenues resulted from our efforts to revitalize this business after the loss of IST’s major customer in March 2004.
     Gross profit as a percent of net revenues decreased to 42% for the three months ended January 31, 2006 compared to 50% for the comparable prior year period. The decrease in the gross profit between these periods resulted from increased discounts and incentives offered as we depleted ViziLite® inventories as we introduced ViziLite® Plus into new market areas. Gross profit as a percent of net revenues was 44% for the six-month periods ended January 31, 2006 and 2005, respectively. Improvements in the gross profit percent for this six-month period for the Peridex® and IST product lines was offset by increased ViziLite® sales incentives. We anticipate that IST’s gross profit percentage will continue to increase as we increase capacity utilization at that operation.

     Net loss before income taxes for the Pharmaceuticals Business Unit for the three months ended January 31, 2006 was $1.4 million compared to net loss of $730,000 in the comparable prior year period, a decline of 96%. Net loss before income taxes for the Pharmaceuticals Business Unit for the six months ended January 31, 2006 was $2.4 million compared to net loss of $1.5 million in the comparable prior year period, a decline of 67%. The increased net loss for the three and six-month periods is attributable to ViziLite®. As we execute our strategy for ViziLite® and for our launch of ViziLite® Plus with T-Blue 630™, we have increased our selling and marketing expenditures and general and administrative expenses to support these activities.
Biotechnology Business Unit
     Selected financial information for the Biotechnology Business Unit follows for the three-month and six-month periods ended January 31, 2006 and 2005 (dollars in thousands):

		Three months ended			Six months ended
	January 31,			January 31,
	2006	2005	Change	2006	2005	Change
Research and development	$1,607	$1,566	3%	$3,287	$3,420	(4%)
Income from operations before income taxes	(2,127)	(1,955)	(9)	(4,224)	(4,239)	—
     Research and development expenses were $1.6 million in the three months ended January 31, 2006, an increase of 3% over the prior year. Research and development expenses were $3.3 million in the six months ended January 31, 2006, a decrease of 4% over the prior year. Current quarter expenses principally reflect our efforts to prepare for and launch the new clinical trial. Year-to-date expenses principally reflect the commencement of our Oratest® clinical program and our efforts to re-commission our manufacturing facility.
     Net loss before income taxes for the Biotechnology Business Unit for the three months ended January 31, 2006 was $2.1 million, an increase of 9% over the comparable prior year period resulting from increased research and development expenses as described above. Net loss before income taxes for the six months ended January 31, 2006 was $4.2 million, approximately the same level as the comparable prior year period.
Inflation and Seasonality
     Inflation has had no material effect that is unique or particular to the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, ViziLite® Plus and Ester-E®, and debt service. We have met these cash requirements through our cash and cash equivalents, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. We also have a $10.0 million revolving credit facility through a Credit and Security Agreement with Wells Fargo, with borrowing base eligibility, based upon a percentage of the value of eligible receivables, of $5.0 million at January 31, 2006. At January 31, 2006, we had no borrowings outstanding under this facility.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Six months ended January 31,
	2006	2005
Net cash used in operating activities	$(6,585)	$(3,729)
Net provided by (used in) investing activities	(1,178)	3,170
Net cash provided by financing activities	(2)	197

	January 31, 2006	July 31, 2005
Cash and cash equivalents	$5,172	$12,938
Working capital	11,098	22,824
Current ratio	1.80	3.33
     At January 31, 2006, our primary sources of liquidity included cash and cash equivalents of approximately $5.1 million and our line of credit (discussed below) compared to approximately $12.9 million at July 31, 2005. Our working capital was approximately $11.1 million at January 31, 2006 compared to approximately $22.8 million at July 31, 2005.

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
     In an effort to infuse additional liquidity into the company, we have commenced a process to sell and leaseback our manufacturing and laboratory facility in Prescott, Arizona, which we now own. We believe that we can sell the building, retire the outstanding debt that is associated with it, pay commissions and other selling related costs and net approximately $4.0 million of pre-tax cash proceeds as a result. Further, we believe that market conditions are such that we can successfully negotiate a multi-year lease of the facility with acceptable terms. Finally, we believe that these transactions can be consummated within our current fiscal year, although no assurances can be given with respect to this matter. In the event that we do not complete the sale and leaseback by March 31, 2006, we will be required to place an additional $500,000 in the collateral account of the Replacement Letter of Credit discussed in Note 7 of our consolidated financial statements.
     Further, on March 10, 2006, we obtained a commitment from a financial institution that provides for a secured credit facility of up to $40 million. The facility calls for $20 million to be funded no later than March 31, 2006, and the balance to be made available thereafter for specific future corporate needs. The facility remains subject to the completion of final documentation and certain conditions to closing. The initial $20.0 million funding calls for interest to accrue at a 14% annual rate and for the Company to provide warrants equivalent to 2.5% of the fully-diluted outstanding equity of the Company. The term of the facility is 24 months.
Operating Activities
     Net cash used in operating activities was $6.6 million during the six months ended January 31, 2006 compared to $3.7 million during the same period last year. The increase in net cash used in operating activities during this period resulted primarily from the funding of our operating loss and the increase in inventory at our Nutraceuticals Business Unit arising from lower than anticipated sales levels. These uses were offset by (i) non-cash items related primarily to depreciation and amortization and stock based compensation expense, (ii) a decrease in accounts receivable of $2.0 million and (iii) an increase in accounts payable and accrued liabilities of $4.0 million.
Investing Activities
     Net cash used in investing activities during the six months ended January 31, 2006 was $1.2 million compared to net cash provided by investing activities of $3.2 million during the comparable period of fiscal 2005. Cash was used for capital asset purchases and expenditures for patents and trademarks. Capital expenditures for property and equipment were $899,000 for the six months ended January 31, 2006 compared to $425,000 for the six months ended January 31, 2005. Our capital expenditures were directed toward investments in (i) an improved Ester-C® production and development capability at the Nutraceuticals Business Unit, and (ii) re-commissioning of the ZTC™ facility in the Biotechnology Business Unit.
Financing Activities
     Net cash used in financing activities for the six months ended January 31, 2006 was $2,000 compared to cash provided by financing activities of $197,000 during the comparable period of fiscal 2005. Proceeds from the issuance of common stock under our employee stock purchase plan and exercised stock options are the primary source of the cash provided in both years. Short-term borrowings, primarily from insurance premium financing, offset principal payments on long-term debt and dividends paid on our outstanding preferred stock.
Bank Financing
     On February 6, 2004, our subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., and Zila Swab Technologies, Inc., entered into a Credit and Security Agreement (the “Wells Fargo Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) that provides a $10 million revolving line of credit, effective August 17, 2004. Borrowings bear interest equal to the prime rate plus three percent which was 7.5% (Wells Fargo Bank, N.A.) at January 31, 2006. The amount of funds available under the Wells Fargo Agreement is based upon a percentage of the value of eligible receivables and was $5.0 million at January 31, 2006. Obligations under the Wells Fargo Agreement are collateralized by various assets, including, but not limited to trade accounts receivable, inventories, equipment and intangible assets. We, as the parent company, guarantee the obligations under the Wells Fargo Agreement.
     Under the Wells Fargo Agreement, we are required to maintain defined minimum levels of net worth at the end of each fiscal quarter and to limit capital expenditures to $1.5 million in fiscal 2006. Our minimum net worth requirement under the Wells Fargo

Agreement varies each quarter in relation to our planned operating results. At January 31, 2006, our net worth, as defined, was $40.0 million compared to the required amount of $37.2 million. Additionally, payment of common stock dividends is restricted. The net worth and capital expenditures covenants are established annually as of August 1 and were amended on January 27, 2006, by the fourth amendment to the Wells Fargo Agreement, to the capital expenditures, interest rates, borrowing base eligibility and net worth amounts described above. The Wells Fargo Agreement contains a provision whereby Wells Fargo can call for immediate repayment of all amounts due under the line of credit upon its sole determination that a “material adverse change” (as defined in the agreement) has occurred. As a result of this provision, any borrowings under the Wells Fargo Agreement will be classified as short-term debt. As of January 31, 2006, there have been no borrowings under the Wells Fargo Agreement.
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
Long-Term Debt Financing
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.1% at January 31, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. We, as the parent company, guarantee the letter of credit. Wells Fargo provides such letter of credit (“Replacement Letter of Credit”) in conjunction with the Wells Fargo Agreement.
     Under the terms of the Replacement Letter of Credit, on February 6, 2004, and as amended on January 27, 2006 in connection with the fourth amendment to the Wells Fargo Agreement, we placed $517,000 in an interest bearing collateral account representing the difference between the Replacement Letter of Credit amount and the maximum commitment amount, as defined. We are required to place an additional $500,000 in the collateral account on March 31, 2006 if we have not completed the sale and leaseback of the manufacturing and laboratory facility in Prescott, Arizona by that date.
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
     Revenue Recognition — Revenue from sales of products is recognized when earned. That is, when the risks and rewards of ownership have transferred to the customer, which is considered to have occurred when delivery to the designated location or carrier has occurred, then revenue is recognized. Cash discounts, sales incentives, and returns are estimated and recognized as a reduction of revenue at the time of sale based upon historical activity and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.
     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $200,000 at January 31, 2006 and $150,000 at July 31, 2005. We evaluate these estimates on a quarterly basis and revise them as necessary.
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
     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:
     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of January 31, 2006 of $6.0 million have been capitalized.
     The cash flows used to measure long-lived assets related to the ViziLite® products are dependent upon our ability to properly market the products to a sufficient number of dentists so they become integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the products’ attributes to the dental professionals. As a result of organizational and sales strategy changes in 2003 and 2004, we have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® products as of January 31, 2006 of $1.8 million have been capitalized.
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
Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $10.3 million (net of accumulated amortization of $4.6 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually as of May 1 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired.
OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $2.8 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $1.5 million (primarily related to our manufacturing facility); (ii) patents and pending patent applications of $1.7 million; and (iii) $448,000 of OraTest® clinical rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining regulatory program, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may be impaired.
     Income Taxes — At January 31, 2006, we had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $23.8 million that expire in years 2009 through 2026. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses. Valuation allowances were provided for the entire amount of net deferred tax assets.
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
EBITDA
     The following discussion includes a presentation of EBITDA, which is utilized by management as one measure of the performance of our business units. We define “EBITDA” as earnings (loss) before interest, taxes (income), depreciation and amortization. Other companies may define such term differently. We consider EBITDA to be a meaningful measure of our ongoing operations that assists us in assessing our ability to fund our regulatory program and debt service and to finance the growth of our core businesses. We also believe that this non-GAAP financial measure is useful to provide stockholders and potential investors transparency with respect to supplemental information used by management in its financial and operational decision making.
     Although we use EBITDA as a financial measure to assess the performance of our business, we do not use EBITDA alone because it does not consider certain material costs, expenses and other items necessary to operate our business. These items include debt service costs and non-cash depreciation and amortization expense associated with long-lived assets. Because EBITDA does not consider these items, a stockholder, potential investor or other user of our financial information should also consider net income as an important measure of our financial performance in that it provides a more complete measure of our performance.
Reconciliation of GAAP Measures to Non-GAAP Measures
Unaudited
(in thousands)

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
EBITDA	$(6,513)	$(1,969)	$(10,834)	$(4,008)
Interest Income	64	41	148	94
Interest Expense	(58)	(52)	(110)	(100)
Depreciation and Amortization	(739)	(676)	(1,448)	(1,352)
Income Tax Expense	—	—	(4)	(2)

Net loss	$(7,246)	$(2,656)	$(12,248)	$(5,368)

RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R, to provide guidance on determining the grant date for an award as defined in SFAS No. 123R. This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon adoption of SFAS No. 123R.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risks primarily from interest rates and from changes in foreign currency exchange rates, as well as changes in our credit standing, all from market sensitive instruments entered into for other than trading purposes. In addition, a market risk exists associated with the cost of ascorbic acid, a raw material used in our Nutraceuticals Business Unit. In fiscal 2004 we executed extended-term supply contracts to mitigate the risk of increased cost of ascorbic acid. However, if ascorbic acid prices decline sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. Additionally, if our sales were to significantly decline, we would be obligated to purchase ascorbic acid in excess of our needs.
     At January 31, 2006, we had a revolving line of credit with Wells Fargo Business Credit with a variable interest rate equal to the prime rate announced by Wells Fargo Bank, NA. Such rate was at 7.5% on January 31, 2006. At January 31, 2006, no borrowings were outstanding under this line of credit. The impact of a 10% proportional increase in average interest rates would not be expected to have a material effect since average outstanding balances under our revolving credit facility are not expected to be significant. We also have long-term debt associated with the Industrial Development Revenue Bonds (“Bonds”) that carries a variable interest rate. The rate is set weekly by JP Morgan Chase Bank and fluctuates based on market conditions and was 3.1% per annum at January 31, 2006. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $10,000.
     We have certain minor exposures to foreign currency risk through our subsidiaries that conduct business in Canada and Europe and through a subsidiary that uses the British pound as its functional currency. Additionally, under one of our ascorbic acid supply agreements, we are subject to defined pricing adjustments based on fluctuations in a foreign currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts denominated in foreign currency.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed: (i) to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
     Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective.
Changes in Internal Control over Financial Reporting.
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings.
     Except as described in Part I. Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for our fiscal year ended July 31, 2005, as of January 31, 2006, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. As of January 31, 2006, we do not believe there are any material updates to the legal proceedings included in our most recent Form 10-K. While we currently believe that the ultimate outcome of these proceedings will not have a materiel adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which, a ruling occurs. Our estimate of the potential impact of these legal proceedings on our financial position and our results of operation could change in the future.
Item 1A. Risk Factors.
     As of January 31, 2006, we do not believe there are any material updates to the risk factors included in our most recent form 10-K.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not Applicable
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders in Phoenix, Arizona on December 15, 2005. A total of 43,267,984 shares of common stock, or 94% of the outstanding shares, were represented in person or by proxy. The results of the matters voted upon at the Annual Meeting are:
(1) Election of Directors:

	Number of Shares
Name	For	Withheld
David R. Bethune	42,731,852	536,132
Douglas D. Burkett, Ph.D.	41,285,149	1,982,835
Leslie H. Green	38,444,032	4,823,952
Christopher D. Johnson	41,279,615	1,988,369
Kurt R. Krauss	42,726,647	541,337
Michael S. Lesser	41,340,495	1,927,489
S. Timothy Rose, D.D.S.	41,278,057	1,989,927
     The Board of Directors is comprised of seven directors who are elected to serve until the next annual meeting of shareholders and until their successors are elected or qualified.
     (2) Ratification of the appointment of BDO Seidman, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending July 31, 2006:

For	Against	Abstain	Not Voted
42,990,923	167,807	109,254	2,626,066
     The foregoing matters are described in more detail in our Definitive Proxy Statement dated November 7, 2005.
Item 5. Other Information.
     Not Applicable

Item 6. Exhibits.

Exhibit Number	Description

10.1(A)
Fourth Amendment to Credit and Security Agreement and Amendment to Reimbursement Agreement dated January 27, 2006 between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., and Wells Fargo Bank, National Association

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

32.2**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed herewith

**	Furnished herewith

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 2, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZILA, INC.
(Registrant)
Date:	March 13, 2006	By:	/s/ Andrew A. Stevens

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1(A)
Fourth Amendment to Credit and Security Agreement and Amendment to Reimbursement Agreement dated January 27, 2006 between Zila Nutraceuticals, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Swab Technologies, Inc., and Wells Fargo Bank, National Association

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 2, 2006