Form 10-Q
period 2006-04-30
ZILA INC
filed 2006-06-08
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Quarter Ended April 30, 2006	Commission File Number 0-17521
ZILA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0619668 (I.R.S. Employer Identification No.)
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
          Yes ☐ No ☑
     As of May 31, 2006, 45,965,002 shares of our common stock, $0.001 par value, were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2006

PART I. FINANCIAL INFORMATION (UNAUDITED)
     Item 1. Financial Statements.
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$9,173,927	$12,937,517
Restricted cash collateral	3,599,806	527,783
Trade receivables — net of allowances of $95,000 and $150,000	7,559,041	11,422,743
Inventories — net	7,868,817	6,024,266
Prepaid expenses and other current assets	2,161,015	1,726,778

Total current assets	30,362,606	32,639,087

Property and equipment — net	9,531,679	9,691,686
Purchased technology — net	2,672,606	3,031,613
Goodwill — net	6,930,192	6,930,192
Trademarks and other intangible assets — net	12,812,985	12,652,564
Other assets	2,501,555	473,095

Total Assets	$64,811,623	$65,418,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,236,816	$5,397,213
Accrued liabilities	5,349,428	3,717,630
Warrant liability	2,330,770	—
Short-term borrowings	91,475	154,335
Deferred revenue and deferred gain on sale leaseback	152,976	221,726
Current portion of long-term debt and capital lease obligations	315,319	323,758

Total current liabilities	11,476,784	9,814,662

Deferred revenue and deferred gain on sale leaseback	266,879	553,486
Long-term debt and capital lease obligations — net of discount and current portion	21,100,294	3,328,139

Total liabilities	32,843,957	13,696,287

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value - 65,000,000 shares authorized, 45,965,002 shares and 45,864,050 shares issued and outstanding	45,965	45,864
Capital in excess of par value	84,980,740	84,372,257
Accumulated other comprehensive loss	(74,713)	(63,924)
Accumulated deficit	(52,895,755)	(32,543,676)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	31,967,666	51,721,950

Total Liabilities and Shareholders’ Equity	$64,811,623	$65,418,237

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
Net revenues	$6,750,369	$12,019,926	$26,051,715	$32,826,468
Cost of products sold	2,968,796	3,909,493	11,037,802	11,059,756

Gross profit	3,781,573	8,110,433	15,013,913	21,766,712

Operating costs and expenses:
Marketing and selling	4,028,805	4,578,858	15,734,471	13,741,365
General and administrative	3,376,455	3,383,552	10,115,705	8,893,458
Research and development	2,654,219	1,635,960	6,211,310	5,196,683
Depreciation and amortization	768,688	701,237	2,216,775	2,015,998

	10,828,167	10,299,607	34,278,261	29,847,504

Loss from operations	(7,046,594)	(2,189,174)	(19,264,348)	(8,080,792)

Other income (expense):
Interest income	82,913	35,212	230,517	128,929
Interest expense	(787,634)	(43,675)	(897,502)	(143,553)
Loss on sale of assets	(1,625)	(3,395)	(26,518)	(4,647)
Other expense	(244,216)	(27,737)	(278,752)	(73,922)

	(950,562)	(39,595)	(972,255)	(93,193)

Loss from continuing operations before income taxes	(7,997,156)	(2,228,769)	(20,236,603)	(8,173,985)
Income tax expense	—	—	(3,600)	(1,955)

Loss from continuing operations	(7,997,156)	(2,228,769)	(20,240,203)	(8,175,940)

Income (loss) from discontinued operations	(77,702)	78,011	(82,626)	657,216

Net loss	(8,074,858)	(2,150,758)	(20,322,829)	(7,518,724)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(8,084,608)	$(2,160,508)	$(20,352,079)	$(7,547,974)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.45)	$(0.18)
Income (loss) from discontinued operations	—	—	—	0.01

Net loss	$(0.18)	$(0.05)	$(0.45)	$(0.17)

Weighted average shares outstanding	45,734,371	45,600,364	45,683,925	45,550,966

Net loss	$(8,074,858)	$(2,150,758)	$(20,322,829)	$(7,518,724)
Foreign currency translation adjustments	(11,838)	(1,872)	(10,789)	(6,279)

Comprehensive loss	$(8,086,696)	$(2,152,630)	$(20,333,618)	$(7,525,003)

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended April 30,
	2006	2005
Operating activities:
Net loss	$(20,322,829)	$(7,518,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization continuing operations	2,216,775	2,015,998
Depreciation and amortization discontinued operations	—	49,261
Amortization of deferred financing costs	203,604	27,123
Amortization of term loan discount	114,064	—
Non cash interest expense on term loan	76,759	—
Increase in fair value of warrant liability	97,526	—
Loss on sale of assets	26,518	4,647
Noncash stock based compensation expense	329,041	24,201
Options issued for services	63,064	—
Noncash research and development expense	—	49,000
Deferred revenue and deferred gain on sale leaseback	(362,038)	(166,860)
Other	53,264	141,604
Change in assets and liabilities:
Receivables — net	3,863,702	(2,196,649)
Inventories	(1,844,551)	(190,128)
Prepaid expenses and other assets	(386,452)	(210,801)
Accounts payable and accrued liabilities	(521,919)	3,162,774

Net cash used by operating activities	(16,393,472)	(4,808,554)

Investing activities:
Additions to property and equipment, net	(942,982)	(1,134,754)
Additions to intangible assets, net	(956,387)	(505,799)
Proceeds from disposition of assets	8,463	500
Proceeds from sale of short-term investments	—	7,000,000
Restricted cash deposited to collaterize letter of credit	(3,072,023)	(3,707)

Net cash provided (used) by investing activities	(4,962,929)	5,356,240

Financing activities:
Net proceeds (repayments) from short-term borrowing	3,417,932	255,444
Repayment of short-term borrowing from term loan proceeds	(3,480,792)	—
Proceeds from issuance of common stock	216,479	212,134
Dividends paid to preferred stockholders	(29,250)	(58,500)
Proceeds from long-term borrowings	20,000,000	—
Financing costs paid for term loan	(2,273,192)	—
Principal payments on long-term debt	(258,366)	(259,635)

Net cash provided by financing activities	17,592,811	149,443

Net change in cash and cash equivalents	(3,763,590)	697,129
Cash and cash equivalents at beginning of period	12,937,517	3,679,915

Cash and cash equivalents at end of period	$9,173,927	$4,377,044

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Zila, Inc. and its subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states.
     Our business is organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit includes Zila Nutraceuticals, Inc., a manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamin C and vitamin E. The Zila Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc., a manufacturer and marketer of products to promote oral health and prevent oral disease, including ViziLite® Plus oral lesion identification kits and Peridex® prescription periodontal rinse, Zila Swab Technologies, Inc., dba Innovative® Swab Technologies (“IST”), a manufacturer of plastic molded products, and Zila Limited. The Zila Biotechnology Business Unit includes Zila Biotechnology Inc. and Zila Technical, Inc. and is the research, development and licensing business specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies.
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
     Reclassifications
     For comparative purposes, certain prior year amounts were reclassified to conform to current year presentation. See Note 4 for further discussion of reclassification of the results of operations for the Zilactin® brand, sold in June 2005 and reported as a discontinued operation.
     Business Concentration
     We maintain our cash, cash equivalents and restricted cash at commercial financial and investment institutions of high quality. Our account balances with financial institutions may exceed federally insured limits. We believe that we are not exposed to any significant risk of loss on our cash, cash equivalents and restricted cash balances.
     We extend credit on a non-collateralized basis primarily to manufacturing companies and wholesale distributors who are located in the United States, Canada and 23 other foreign countries. We perform periodic credit evaluations of our customer’s financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses, although no assurances can be given that we will continue to experience the same low level of credit losses in the future. A failure of a significant customer to fulfill its financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation.
     Sales to major customers, which comprised 10% or more of net revenues for the three and nine month periods ended April 30, 2006 and 2005 were as follows:

	Three months ended			Nine months ended
	April 30,			April 30,
	2006		2005	2006	2005
Customer A	*	%	45.7%	15.6%	45.7%
Customer B	*		10.0	12.1	10.2

*	Less than 10%

     The following customers accounted for 10% or more of our net accounts receivable as follows:

	April 30,	July 31,
	2006	2005
Customer A	10.0%	24.5%
Customer B	13.7	17.7
Customer C	*	10.6

*	Less than 10%
     Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Hybrid Instruments (“SFAS No. 155”). The statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that SFAS No. 155 will have a material impact on our financial position or results of operations.
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
2. STOCK BASED COMPENSATION
     Effective August 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Prior to August 1, 2005, we applied the disclosure-only provisions of SFAS 123. In accordance with the provisions of SFAS 123, we applied APB 25 and related interpretations in accounting for our plans and, accordingly, did not recognize compensation expense for these plans because we issue options at exercise prices equal to the market value of our stock on the date of grant.
     SFAS 123R requires all share-based payments to employees (including share-based payments granted to non-employee members of a company’s board of directors) to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of August 1, 2005, compensation expense previously measured under SFAS 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.
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
     Prior to the adoption of SFAS 123R, we recognized share-based employee compensation expense for restricted stock awards and for stock issuances under our employee stock purchase plan. No share-based employee compensation cost for our stock option awards has been reflected in net income prior to the adoption of SFAS123R. Results for prior periods have not been restated.
     The adoption of SFAS 123R reduced income from continuing operations before income tax expense for the three-month and nine-month periods ended April 30, 2006 by approximately $88,000 and $329,000, respectively, and had no tax effect since our deferred tax assets are fully offset by a valuation allowance due to our lack of earnings history. Basic and diluted net loss per common share for the three-month and nine-month periods ended April 30, 2006 would have been $0.17 and $0.44, respectively, if we had not adopted SFAS 123R, compared to reported basic and diluted net loss per common share of $0.18 and $0.45 for these periods. As of April 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.
     Prior to the adoption of SFAS 123R, the Company presented no tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the nine months ended April 30, 2006.
     The following table illustrates the effect on net loss and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards for periods presented prior to our adoption of SFAS 123R (amounts in thousands, except per share amounts):

	Three	Nine
	Months	Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
Net loss attributable to common shareholders:
As reported	$(2,161)	$(7,548)
Add: Employee compensation expense for equity awards recorded at fair value included in the determination of net loss as reported	1	24
Less: Employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,980	3,780

Pro-forma net loss	$(5,140)	$(11,304)

Net loss attributable to common shareholders per basic and diluted share outstanding:
As reported	$(0.05)	$(0.17)
Pro forma	$(0.11)	$(0.25)
3. STOCK OPTIONS AND WARRANTS
Stock Options - We have one active share-based stock award plan that provides for the grant of stock options and stock awards to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, generally ranging from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain options granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).

     Stock options granted to non-employee consultants in connection with services provided are at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, generally ranging from one to three years of service, with a maximum term of five. These options are valued using a Black Scholes model and are typically recognized as an expense over the vesting period as services are provided.
     A summary of stock options activity within our stock award plan and changes for the nine months ended April 30, 2006 follow (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2005	2,345	$3.58
Granted	871	3.64
Exercised	(82)	2.09
Terminated/expired	(319)	4.22

Balance outstanding at April 30, 2006	2,815	$3.57	6.75	$850

Ending vested and expected to vest	2,638	$3.57	6.62	$845

Options exercisable at April 30, 2006	2,051	$3.55	6.21	$832

     The weighted-average grant-date fair value of options granted to our employees and directors during the nine months ended April 30, 2006 was $2.05. The total intrinsic value of options exercised during the nine months ended April 30, 2006 was $123,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended April 30,
	2006	2005
Expected stock price volatility	63% to 68%	75%
Expected life of options	3 to 5 Years	7 Years
Risk-free interest rate	3.6% to 3.7%	3.8%
Dividend yield	0.0%	0.0%
     We determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected lives of options are based on our historical data. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Our credit facility restricts the payment of dividends and therefore we have assumed no dividend yield.
     Common Stock Warrants - As of April 30, 2006, we have warrants outstanding for 1.3 million shares of our common stock. We issued these warrants to financial and medical advisors in connection with services provided. These warrants were valued using a Black Scholes model, and the value of these warrants issued for services was charged to expense.
     On March 24, 2006, in connection with the Credit Facility described and defined in Note 8, we issued a warrant to purchase 1.2 million shares of our common stock at $3.79 per share. In connection with the First Amendment to Credit Agreement, described and defined in Note 8, the exercise price of such warrant was reduced to $3.14 per share. The warrant has a term of five years and expires March 24, 2011. Proceeds from the Credit Facility were allocated between the debt and warrant based on the fair value of the warrant. The fair value of the warrant of approximately $2.2 million was determined using a Black Scholes model and was recorded as debt discount amortizable as interest expense over the two year life of the debt using the effective interest method. Pursuant to a registration rights agreement entered into in connection with the Credit Facility, we are required to register with the Securities and Exchange Commission the common stock underlying the warrant. In accordance with Emerging Issues Task Forces Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), we recorded a warrant liability at March 24, 2006, of $2.2 million representing the fair value of the warrant shares. Any subsequent gains or losses resulting from changes in the fair value of the warrant liability are recorded as interest expense. At April 30, 2006, the fair value of the warrant liability increased $98,000 which was recorded as interest expense. The warrant can be exercised at any time during its five year contract term and is included in current liabilities in our balance sheet.
     Activity related to such warrants, which expire at various dates through March 2013, is summarized as follows (shares in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term
Balance outstanding at July 31, 2005	133	$1.50
Granted	1,200	$3.14

Balance outstanding at April 30, 2006	1,333	$2.98	4.68

Warrants exercisable at April 30, 2006	1,331	$2.98	4.68

4. DISCONTINUED OPERATION
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
     As described in Note 13, we received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, we will arbitrate this dispute. Both of the events that are complained of occurred after the sale closed on June 27, 2005 and are not covered by any representations or warranties that were given to Blairex by the Company. We will vigorously defend our position and expect to favorably resolve this matter without material financial impact. Arbitration has been set for December 2006.
     The Zilactin® product line meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for Zilactin® have been classified as discontinued operations in all periods presented.
     The results of the Zilactin® discontinued operation are as follows (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Net revenues	$—	$1,785	$—	$5,361

Income (loss) from operations	$(78)	$78	$(83)	$657
5. NET LOSS PER COMMON SHARE
     Since a loss from continuing operations was incurred for the three-month and nine-month periods ended April 30, 2006 and 2005, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for both the three-month and nine-month periods ended April 30, 2006 were 454,000 and 439,000, respectively, and for the three-month and nine-month periods ended April 30, 2005 were 483,000 and 509,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to result in the issuance of common stock.
6. INVENTORIES
     Inventories consist of the following (in thousands):

	April 30,	July 31,
	2006	2005
Finished goods	$4,080	$732
Work in process	279	579
Raw materials	3,527	4,853
Inventory reserves	(17)	(140)

	$7,869	$6,024

7. INTANGIBLE ASSETS
     Intangible assets consist of the following (in thousands):

	April 30, 2006			July 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:

Purchased technology rights	$7,419	$4,746	$2,673	$7,419	$4,387	$3,032

Trademarks and other intangible assets:
Trademarks	11,754	3,950	7,804	11,657	3,602	8,055
Patents	4,006	777	3,229	3,168	624	2,544
Licensing costs	3,111	1,331	1,780	3,162	1,108	2,054

Total trademarks and other intangible assets	18,871	6,058	12,813	17,987	5,334	12,653

Total amortizable intangible assets	26,290	10,804	15,486	25,406	9,721	15,685

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,691	$16,275	$22,416	$37,807	$15,192	$22,615

     There was no change in the carrying amount of goodwill for the nine months ended April 30, 2006.
     Intangible asset amortization expense for continuing operations for the three-month and nine-month periods ended April 30, 2006 was $373,000 and $1,089,000, respectively, and for the three-month and nine-month periods ended April 30, 2005 was $359,000 and $1,059,000, respectively. For fiscal years 2007 through 2011, the amortization of intangibles is estimated to be $1.4 million each year.
8. DEBT AND LEASE OBLIGATIONS
     Debt consisted of the following (in thousands):

	April 30,	July 31,
	2006	2005
Short-term borrowings:
Installment note payable on insurance policies	$91	$154

Current portion of long-term debt:
IDA bond payable, Series A, current portion	$245	$245
Capital lease obligations, current portion	70	50
Note payable for equipment	—	29

Total current portion of long-term debt	$315	$324

Long-term debt:
Secured term loan	$20,076	$—
Less — unamortized discount on term loan	(2,119)	—

	17,957	—

	April 30,	July 31,
	2006	2005
IDA bond payable, Series A	2,783	2,967
PharmaBio	500	500
Capital lease obligations	175	156
Note payable for equipment	—	29

Total long-term debt	21,415	3,652
Less current portion	315	324

Long-term portion	$21,100	$3,328

     We had short-term borrowings at April 30, 2006 and July 31, 2005 of $91,000 and $154,000, respectively, for installments due on certain insurance policies with interest rates from 6.0% to 7.5%.
     On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”) consisting of a $20 million term loan credit facility, available immediately, (the “Term Loan Facility”) and a $20 million incremental term loan facility (the “Tack-On Facility”), available upon the occurrence of certain events.
     Balances under the Term Loan Facility currently accrue interest at a rate per annum of 14.00%, of which 10% per annum is payable monthly in arrears and the remainder is added to the principal balance outstanding under the Term Loan Facility. The Credit Facility matures on March 24, 2008. The Credit Facility contains affirmative and negative covenants, and events of default, including, but not limited to, certain restrictions related to the use of proceeds, payment of dividends, the redemption of preferred stock, capital expenditures, and the entering into of guarantees, acquisitions, mergers or consolidations, maintaining certain financial covenants relating to earnings and cash levels, restrictions on incurring or canceling indebtedness, restrictions on incurring liens, restrictions on disposing of assets, making investments, making payments on debt instruments, entering into affiliate transactions, entering into sale/leaseback transactions, and amending existing contracts. In addition, we have covenanted to utilize 50% of the net proceeds from any sale and leaseback of our manufacturing and laboratory facility in Prescott, Arizona (the “Prescott Facility”) to repay outstanding balances under the Credit Facility. The Credit Facility is secured (i) with certain exceptions, by a first priority interest in substantially all of our assets, and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries. The Credit Facility contains minor prepayment penalties associated with repaying or refinancing the outstanding balances within six months of March 24, 2006. At April 30, 2006, $20.1 million was outstanding.
     In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs which are amortized to interest expense over the two year term of the loan using the effective interest method. Interest expense related to these costs was $121,000 for the three months ended April 30, 2006. In the event, we repay the Term Loan Facility early we would be required to expense the debt discount and deferred financing costs in the period in which the payment occurs.
     On March 24, 2006, in connection with entering into the Credit Facility, we terminated and repaid $3.5 million outstanding under our Credit and Security Agreement (the “Wells Fargo Facility”) dated as of February 6, 2004 between Zila, Inc. and certain of its subsidiaries and Wells Fargo Business Credit, Inc and paid terminations fees of $205,000 which were recorded in Other Expense.
     In connection with entering into the Credit Facility and terminating the Wells Fargo Facility, the Company terminated a guarantee and deed of trust associated with the replacement letter of credit for the benefit of the holders of Industrial Development Revenue Bonds, the proceeds of which were used for the construction of the Prescott Facility. In place of the guarantees and deed of trust, the Company increased the balance of the related interest bearing collateral account to approximately $3.6 million.
     On June 6, 2006 we entered into the First Amendment to the Credit Facility. The amendment waived the requirement to comply with certain financial covenants for specified periods, required the re-pricing of the warrant that was issued in connection with the Credit Facility, amended the restricted payment provisions to allow for the payment for the dividends under our Series B convertible preferred stock, amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and required the payment of $200,000 in fees.
     As consideration for entering into the Credit Facility and as described in Note 3, we issued a warrant to BDCF to purchase 1.2 million shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, namely BDC Finance, L.L.C. (“BDC”). The warrant initially had an exercise price of $3.79 per share and expires March 24, 2011. As consideration and inducement to enter into the First Amendment to Credit Agreement, the exercise price of the warrant was reduced to $3.14 per share, which was the average closing price of Zila, Inc. common stock for the five days following March 24, 2006. We recorded debt discount of $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant. Such registration rights agreement provides for the payment of specified liquidated damages in the event that the Securities and Exchange Commission has not declared the applicable registration statement effective by specified deadlines. The registration rights agreement also provides indemnification and contribution remedies to BDC in connection with the resale of shares pursuant to such registration statement. BDC has granted us a waiver that allows us to delay the filing of the registration statement until June 9, 2006 and its effectiveness date until the later of July 31, 2006 and the date upon which at least 25% of the warrant shares have been acquired upon exercise.

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
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.95% at April 30, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. As noted above, we have placed approximately $3.6 million in an interest bearing restricted collateral account to support this letter of credit. We, as the parent company, guarantee the letter of credit.
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
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2006	$61	$16	$77
2007	245	72	317
2008	18,203	66	18,269
2009	745	21	766
2010	246	—	246
2011	245	—	245
2012 and thereafter	1,495	—	1,495

Total	21,240	175	21,415
Less current portion	245	70	315

Long-term portion	$20,995	$105	$21,100

9. INCOME TAXES
     Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. In the nine months ended April 30, 2006 and 2005, we recorded a tax benefit based on our effective tax rate and offset the tax benefit with an increase in the deferred tax asset valuation reserve. We determined that it was more likely than not that certain future tax benefits would not be realized. At April 30, 2006, we recorded a valuation allowance for our net deferred tax assets of $13.1 million, due to a lack of earnings history.
     At April 30, 2006, we had federal net operating loss carry forwards of approximately $30.9 million which expire in years 2009 through 2026.
10. ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	April 30,	July 31,
	2006	2005
Accrued professional and consulting fees	$2,168	$1,248
Accrued advertising	1,606	433
Accrued employee compensation and related taxes	602	712
Accrued royalties	263	815
Other	710	510

Total accrued liabilities	$5,349	$3,718

11. SUPPLEMENTAL CASHFLOW DISCLOSURES
     Supplemental cashflow disclosures for the nine months ended April 30 follows (in thousands):

	Nine Months Ended April 30,
	2006	2005
Supplemental cashflow information:
Interest paid	$393	$127
Income taxes paid	$102	$—

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations for new equipment	$65	$6
Value of warrant issued with debt — liability	$2,331	$—
12. SEGMENT INFORMATION
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
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three months ended April 30 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2006	$3,612	$3,139	$—	$—	$6,751
2005	10,432	1,588	—	—	12,020

Income (loss) from continuing operations before income taxes:
2006	(774)	(1,332)	(3,074)	(2,818)	(7,997)
2005	2,619	(1,031)	(2,057)	(1,760)	(2,229)

Depreciation and amortization:
2006	312	183	222	52	769
2005	282	155	213	51	701
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the nine months ended April 30 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2006	$18,266	$7,786	$—	$—	$26,052
2005	28,953	3,873	—	—	32,826

Income (loss) from continuing operations before income taxes:
2006	(2,676)	(3,780)	(7,298)	(6,483)	(20,237)
2005	5,492	(2,493)	(6,296)	(4,877)	(8,174)

Depreciation and amortization:
2006	920	529	614	154	2,217
2005	846	456	559	155	2,016

Identifiable assets from continuing operations:
April 30, 2006	34,114	12,254	13,730	4,714	64,812
July 31, 2005	34,083	10,950	18,993	1,392	65,418

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
     At April 30, 2006, we had approximately $444,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. However, no assurance can be given in this regard.
     At April 30, 2006, we had (i) $2.7 million net purchased technology rights, (ii) patents and pending patent applications of $1.8 million, and (iii) fixed assets of approximately $1.4 million (primarily related to our manufacturing facility). In the event that we are unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest® products, we may have to reduce the carrying value of these assets.
ViziLite®
     We had $823,000 of ViziLite® product in inventory and approximately $2.2 million of associated net long-lived assets as of April 30, 2006. Should we be unable to generate sufficient revenues from future sales of ViziLite®, we may have to reduce the carrying value of these assets.
Supply Arrangements
     In fiscal 2004, our wholly-owned subsidiary, Zila Nutraceuticals, Inc., in the ordinary course of business entered into three-year supply agreements with two major suppliers for the purchase of $26.7 million of ascorbic acid of which $15.6 million remains to be purchased in future periods. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under one of these agreements commenced in July 2004 and with the other starting in January 2005. The agreements provide a substantial portion of our anticipated annual requirements for ascorbic acid and will provide important cost predictability during the terms of the agreements. Should prices fall sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. If our sales should decline significantly, we could be obligated to purchase supplies in excess of our needs.
     In March 2006, and in response to the sales that have been generated year-to-date by Zila Nutraceuticals, Inc., we sought and obtained delivery concessions from our ascorbic acid providers. The concessions generally allow us to defer our required purchases by three to six months with the terms of the agreement extended such that the agreed upon volume levels are purchased in full over the remaining terms of the arrangements and to reduce our commitments by $1.4 million.
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

     On June 27, 2005 we sold our Zilactin brand of products to Blairex Laboratories, Inc. (Blairex). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, we will arbitrate this dispute. Both of the events that are complained of occurred after the sale closed on June 27, 2005 and are not covered by any representations or warranties that were given to Blairex by the Company. At this time, a range of possible loss cannot be accurately estimated; however, we will vigorously defend our position and expect to favorably resolve this matter without material financial impact. Arbitration has been set for December 2006.
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
     The Nutraceuticals Business Unit (“Nutraceuticals”) manufactures and markets Ester-C®, a patented, branded, highly effective form of vitamin C sold by us into 24 countries around the world, and Ester-E®, a proprietary, branded, enhanced form of vitamin E.
     The Pharmaceuticals Business Unit (“Pharmaceuticals”) manufactures and markets the chemiluminescent disposable light product, ViziLite® Plus with T-Blue 630 ™, for the illumination and marking of oral mucosal abnormalities, Peridex® prescription mouth rinse, and the plastic molded products of IST.
     The Biotechnology Business Unit is our research, development and licensing division specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies.
     Our strategic approach to the management of our business units has historically been driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® regulatory program. To that end, we have invested more aggressively in our core nutraceutical and pharmaceutical products to drive greater growth and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit as well as our Ester-E® and ViziLite® Plus product launches. In doing so, our corporate goal has been to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and our management of working capital would provide an acceptable level of cash availability to fund the completion of the OraTest® regulatory program. We have pursued this goal while we seek to obtain the requisite clearances from the United States Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of our new products, ViziLite® Plus and Ester-E®, and other such variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we accelerate our efforts to advance our OraTest® regulatory program. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during this period.
      We believe that our future core operations and our products with the greatest potential lie within the Pharmaceutical and Biotechnology Business Units. Accordingly, we have engaged in a process to assess the feasibility of divesting the Nutraceuticals Business Unit and we may divest it in the near future. If we divest the Nutraceuticals Business Unit, the proceeds of the sale would first be applied to the retirement of the Credit Facility. Remaining proceeds may be used, among other things, to invest in improvements to our ability to market our products to dental professionals.
      Several of our customers, among others, were involved in the process we used to assess the feasibility of a Nutraceuticals divestiture. As a result, we believe that they may not have purchased product during the quarter in amounts consistent with prior experience because they were evaluating their strategic interest in the business. This had the effect of significantly decreasing our sales during the quarter. Net revenues in the third fiscal quarter for the Nutraceuticals Business Unit declined approximately 65% to $3.6 million. We received several competitive offers to acquire the Nutraceuticals Business Unit as a result of this process and we are currently negotiating with one party. It is our intent to either close a transaction with that party or continue with other interested bidders to determine whether we are able to close a transaction under acceptable terms. If we choose not to divest the business in the near term, we believe it will return to a positive EBITDA performance within the next several months although no assurances can be given in this regard.
     During fiscal 2006, we have made significant progress in the furtherance of our OraTest® regulatory program. In our second fiscal quarter, we successfully reached agreement with the FDA on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process and commenced patient enrollment. The program is designed to reduce the duration and cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in selecting and staining cancerous and pre-cancerous oral lesions in a broad population of tobacco users and alcohol drinkers.
     We believe that we can complete the study in less than twelve months from the enrollment of the first patients in December 2005, although no assurances can be given in this regard. The trial is expected to require less than 4,000 patients who generally undergo a single visit and will include an interim analysis to determine the total number of patients required. Upon completion of the clinical trial and assuming that the clinical endpoints have been achieved, we estimate that it will require approximately three to nine months to prepare the new drug application supplement for submission to the FDA. During this current quarter, we have made significant progress in enrolling patients in the study and we are approaching a point where we believe that an interim analysis of the test results may be required.
RESULTS OF OPERATIONS
     The following table summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended April 30, 2006 and 2005 (dollars in thousands):

	Three months ended April 30, 2006 and 2005
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
Net revenues	$6,751	100%	$12,020	100%	(44)%
Cost of products sold	2,969	44	3,910	33	(24)

Gross profit	3,782	56	8,110	67	(53)

Operating Costs and Expenses:
Marketing & selling	4,029	60	4,579	38	(12)
General & administrative	3,376	50	3,383	28	—
Research & development	2,654	39	1,636	14	62
Depreciation & amortization	769	11	701	6	10

	10,828	160	10,299	86	5

Loss from operations	(7,046)	(104)	(2,189)	(19)	(222)
Other income (expense), net	(951)	(14)	(40)	—	(2,278)

Loss before income taxes	(7,997)	(118)	(2,229)	(19)	(259)
Income tax expense	—	—	—	—	—

Net loss from continuing operations	$(7,997)	(118)	$(2,229)	(19)	(259)

     The following table summarizes our results of consolidated continuing operations and related statistical information for the nine month periods ended April 30, 2006 and 2005 (dollars in thousands):

	Nine months ended April 30, 2006 and 2005
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
Net revenues	$26,052	100%	$32,826	100%	(21)%
Cost of products sold	11,038	42	11,060	34	—

Gross profit	15,014	58	21,766	66	(31)

Operating Costs and Expenses:
Marketing & selling	15,734	60	13,741	42	15
General & administrative	10,116	39	8,893	27	14
Research & development	6,211	24	5,197	16	20
Depreciation & amortization	2,217	9	2,016	6	10

	34,278	132	29,847	91	15

Loss from operations	(19,264)	(74)	(8,081)	(25)	(138)
Other income (expense), net	(972)	(4)	(93)	—	(945)

Loss before income taxes	(20,236)	(78)	(8,174)	(25)	(148)
Income tax expense	(4)	—	(2)	—	(100)

Net loss from continuing operations	$(20,240)	(78)	$(8,176)	(25)	(148)

     Net revenues decreased 44% to $6.8 million for the three months ended April 30, 2006 compared to revenues of $12.0 million for the three months ended April 30, 2005. Net revenues decreased 21% to $26.1 million for the nine months ended April 30, 2006 compared to revenues of $32.8 million for the nine months ended April 30, 2005. For the three and nine month periods ended April 30, 2006, increases of 98% and 101%, respectively, in net revenues in the Pharmaceuticals Business Unit were more than offset by decreases of 65% and 37% in the Nutraceuticals Business Unit. The growth in net revenues in the Pharmaceuticals Business Unit for these periods was driven by increases in all product lines, led by increases of over 200% in ViziLite® sales for the current fiscal quarter and nearly 300% for the nine-month period. The decreases for these periods in net revenues in the Nutraceuticals Business Unit resulted primarily from a significant decrease in sales to several of our customers which we believe was due to our efforts to assess the feasibility of divesting the business. We are dependent upon a few key customers and a reduction in sales to these customers for any reason poses the risk of significant adverse impact on our business, financial condition and results of operation.
     Gross profit as a percentage of net revenues was 56% and 58% for the three month and nine month periods ended April 30, 2006, respectively, compared to 67% and 66% for the comparable prior year periods. Gross profit percentages declined in the Nutraceuticals Business Unit largely due to promotional discounts offered for new SKU introductions in an effort to stimulate sales.
     Marketing and selling expenses as a percentage of net revenues increased to 60% for the three and nine month periods ended April 30, 2006 compared to 38% and 42% for the comparable prior year periods. While we reduced expenditures in the Nutraceuticals Business Unit in response to the lower revenue levels, our expenditures as a percentage of net revenues increased and were the primary reason for the overall increase as a percentage of net revenues in the current quarter. Additionally, expenditures increased in the Pharmaceuticals Business Unit in both the current quarter and year-to-date as we continue our campaign to establish ViziLite® as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $3.4 million, or 50% of net revenues, for the three months ended April 30, 2006, and $10.1 million, or 39% of net revenues, for the nine months ended April 30, 2006 compared to $3.4 million, or 28% of net revenue, and $8.9 million or 27% of net revenue, respectively for the comparable prior year periods. General and administrative expenses were relatively flat for the three month period compared to the prior year and increased 14% over the nine month period of the prior year. Cost reduction measures undertaken during the year were offset by increased expenses related primarily to (i) additional professional, business development and consulting fees, (ii) the addition of senior leadership personnel, (iii) growth in support functions for our clinical program and for our ViziLite® product line, and (iv) stock compensation expense recognized under SFAS No. 123R.
     Research and development expenses increased 62% to $2.7 million for the three months ended April 30, 2006 compared to $1.6 million for the three months ended April 30, 2005. Research and development expenses of $6.2 million for the nine months ended April 30, 2006 increased 20% compared to $5.2 million for the comparable prior year period. Research and development expenditures increased as a result of the commencement and advancement of our OraTest® clinical program.
     Depreciation and amortization expenses increased 10%, to $769,000 for the three months ended April 30, 2006, from $701,000 for the three months ended April 30, 2005. Depreciation and amortization expenses increased 10%, to $2.2 million for the nine months ended April 30, 2006, from $2.0 million for the nine months ended April 30, 2005. These increases were attributable primarily to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units.
     Other expenses, net, were $951,000 and $972,000, respectively, for the three months and nine months ended April 30, 2006 compared to $40,000 and $93,000 for the comparable prior year periods. The significant increases over the prior year periods result from interest expense related to the Term Loan Facility and the Wells Fargo Facility and from termination and amendment fees related to these credit facilities more fully described in Note 8.
Nutraceuticals Business Unit
     Selected financial information for the Nutraceuticals Business Unit follows for the three-month and nine-month periods ended April 30, 2006 and 2005 (dollars in thousands):

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	Change	2006	2005	Change
Net revenues	$3,612	$10,432	(65)%	$18,266	$28,953	(37)%
Gross profit	2,274	7,332	(69)	11,449	19,976	(43)
Gross profit %	63%	70%		63%	69%
Income from operations before income taxes	(774)	2,619	(130)	(2,676)	5,492	(149)
     Net revenues for the Nutraceuticals Business Unit for the three months ended April 30, 2006 were $3.6 million, decreasing 65% from the comparable prior year period. Net revenues for the nine months ended April 30, 2006 were $18.2 million, decreasing 37% from the prior year. These decreases resulted primarily from a significant decrease in sales to several of our customers. As discussed above, we engaged in a process to assess the feasibility of divesting the Nutraceuticals Business Unit. Several of our customers were involved in the process. As a consequence, we believe they may not have purchased product from us during the quarter in amounts consistent with prior experience because they were evaluating their strategic interest, and others, in the business. This had the effect of significantly decreasing our sales during the quarter.
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
     Gross profit as a percentage of net revenues decreased to 63% for both the three-month and nine-month periods ended April 30, 2006 compared to 70% and 69%, respectively, for these periods in the prior year. Our gross profit percentage for the current year was affected by increased sales discounts offered to our customers.
     Loss from operations before taxes for the Nutraceuticals Business Unit for the three months ended April 30, 2006, was $774,000, decreasing 130% from the comparable prior year period’s income from operations of $2.6 million. Loss from operations before taxes for the Nutraceuticals Business Unit for the nine months ended April 30, 2006, was $2.7 million, decreasing by 149% over the comparable prior year period’s income from operations of $5.5 million. The sales decrease and the gross profit factors described above are the primary reasons for these decreases.
Pharmaceuticals Business Unit
     Selected financial information for the Pharmaceuticals Business Unit follows for the three-month and nine-month periods ended April 30, 2006 and 2005 (dollars in thousands):

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	Change	2006	2005	Change
Net revenues	$3,139	$1,588	98%	$7,786	$3,873	101%
Gross profit	1,511	778	94	3,571	1,791	99
Gross profit %	48%	49%		46%	46%
Income from operations before income taxes	(1,332)	(1,031)	(29)	(3,780)	(2,493)	(52)
     Net revenues for the Pharmaceuticals Business Unit increased 98% to $3.1 million for the three months ended April 30, 2006 compared to net revenues of $1.6 million for the comparable prior year period. Net revenues increased 101% to $7.8 million for the nine months ended April 30, 2006 compared to net revenues of $3.9 million for the comparable prior year period. The increase in net revenues in the Pharmaceuticals Business Unit was driven by increases in all product lines, led by an over 200% increase in ViziLite® sales for the quarter and a nearly 300% increase in the fiscal year to date net revenues. We continue to aggressively pursue our strategy to establish ViziLite® as the standard of care for oral abnormality screening through education of the dental professional and through widened distribution. Additionally, IST’s net revenues for the three months ended April 30, 2006 were $765,000, an increase of 244% from the prior year period of $222,000. IST’s net revenues for the nine months ended April 30, 2006 were $2.1 million, an increase of 290% from the comparable prior year period of $531,000. The increases in net revenues resulted from our efforts to revitalize this business after the loss of IST’s major customer in March 2004.
     Gross profit as a percent of net revenues was 48% and 46% for the three and nine months ended April 30, 2006 compared to the 49% and 46% for the respective prior year periods.
     Net loss before income taxes for the Pharmaceuticals Business Unit for the three months ended April 30, 2006 was $1.3 million compared to net loss of $1.0 million in the comparable prior year period, a decline of 29%. Net loss before income taxes for the Pharmaceuticals Business Unit for the nine months ended April 30, 2006 was $3.8 million compared to net loss of $2.5 million in the comparable prior year period, a decline of 52%. The increased net loss for the three and nine-month periods is attributable to continued investment in the ongoing launch of ViziLite®. As we execute our strategy for the upgraded ViziLite® Plus with T-Blue 630 ™, we have increased our selling and marketing expenditures and general and administrative expenses to support these activities.
Biotechnology Business Unit
     Selected financial information for the Biotechnology Business Unit follows for the three-month and nine-month periods ended April 30, 2006 and 2005 (dollars in thousands):

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005	Change	2006	2005	Change
Research and development	$2,452	$1,473	66%	$5,739	$4,893	17%
Income from operations before income taxes	(3,074)	(2,057)	(49)	(7,298)	(6,296)	(16)

     Research and development expenses were $2.4 million in the three months ended April 30, 2006, an increase of 66% over the prior year. Research and development expenses were $5.7 million in the nine months ended April 30, 2006, an increase of 17% over the prior year. Current quarter expenses principally reflect our efforts to prepare for and launch the new clinical trial. Year-to-date expenses principally reflect the commencement of our OraTest® clinical program and our efforts to re-commission our manufacturing facility as we prepare to commercialize OraTest®.
     Net loss before income taxes for the Biotechnology Business Unit for the three months ended April 30, 2006 was $3.1 million, an increase of 49% over the comparable prior year period resulting from increased research and development expenses as described above. Net loss before income taxes for the nine months ended April 30, 2006 was $7.3 million, an increase of 16%, compared to $6.3 for the prior year period.
Inflation and Seasonality
     Inflation has had no material effect that is unique or particular to the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, ViziLite® Plus and Ester-E®, and debt service. We have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Nine months ended April 30,
	2006	2005
Net cash used in operating activities	$(16,394)	$(4,808)
Net cash provided by (used in) investing activities	(4,963)	5,356
Net cash provided by financing activities	17,593	149

	April 30, 2006	July 31, 2005
Cash and cash equivalents	$9,174	$12,938
Working capital	18,886	22,824
Current ratio	2.65	3.33
     At April 30, 2006, our primary sources of liquidity included cash and cash equivalents of approximately $9.2 million compared to approximately $12.9 million at July 31, 2005. Our working capital was approximately $18.9 million at April 30, 2006 compared to approximately $22.8 million at July 31, 2005. The reduction in accounts receivable at our Nutraceuticals Business Unit resulting from its sales downturn was the primary cause of the working capital decrease.
     Nearly all of our revenues are derived from sales of Ester-C®, Peridex®, and ViziLite®. In generating these revenues we are dependent on a few key customers. A loss of any of our key customers, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation, and the availability of cash under our credit facility. Additionally, the development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.
     In an effort to infuse additional liquidity into the company, we entered into the new $40 million Credit Facility with Black Diamond Commercial Finance, L.L.C. which replaced our borrowing arrangement with Wells Fargo Bank. On March 24, 2006, we borrowed $20 million under this facility. From the loan proceeds we repaid $3.5 outstanding under the Wells Fargo line of credit and fully secured the letter of credit supporting the IDA bonds outstanding. The balance of the proceeds received from the Credit Facility provides working capital.
     We are currently evaluating the strategic direction of the company and believe that it is necessary and appropriate to alter our historic approach to the management of the three Business Units and the traditional strategic focus of the business. Management believes that our greatest potential lies within the products and potential products within the Pharmaceutical and Biotechnology Business Units. As a consequence, we have assessed the feasibility of divesting the Nutraceuticals Business Unit and we may divest it in the future. If we divest the Nutraceuticals Business Unit, we would initially apply the proceeds of the sale first to the retirement of the Credit Facility, and then to investments to improve our ability to market our products to dental professionals.
     Should we be unable to execute this shift in our strategic direction, we may need to raise additional funds. If we are unable to obtain financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs, (ii) limit the marketing of our products or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves. Furthermore, if we incur additional operating losses beyond certain levels, reduce our cash balances below certain levels, or incur additional debt, we may become out of compliance with certain covenants of the Credit Facility and thus have a reduced ability to borrow under the Credit Facility or be subject to acceleration of payment of amounts previously borrowed.
Operating Activities
     Net cash used in operating activities was $16.4 million during the nine months ended April 30, 2006 compared to $4.8 million during the same period last year. The increase in net cash used in operating activities during this period resulted primarily from the funding of our operating loss, the increase in inventory at our Nutraceuticals Business Unit arising from lower than anticipated sales levels, and a decrease in our account payable and accrued liabilities. These uses were offset primarily by (i) non-cash items related primarily to depreciation and amortization, stock based compensation, and financing costs and discounts related to our credit facility; and (ii) a decrease in accounts receivable of $3.9 million.
Investing Activities
     Net cash used in investing activities during the nine months ended April 30, 2006 was $5.0 million compared to net cash provided by investing activities of $5.4 million during the comparable period of fiscal 2005. Cash was used to increase the restricted cash collateral for the letter of credit supporting the IDA bonds and for capital asset purchases and expenditures for patents and trademarks. Capital expenditures for property and equipment were $943,000 for the nine months ended April 30, 2006 compared to $1.1 million for the nine months ended April 30, 2005. Our capital expenditures were directed toward investments in (i) an improved Ester-C® production and development capability at the Nutraceuticals Business Unit, and (ii) preparations for commercialization of T-Blue 630 ™ and OraTest® in the Biotechnology Business Unit.
Financing Activities
     Net cash provided by financing activities for the nine months ended April 30, 2006 was $17.6 million compared to $149,000 during the comparable period of fiscal 2005. Proceeds from the term loan under our new Credit Facility was the primary source of funds in the current year while issuance of common stock under our employee stock purchase plan and exercised stock options provided funds in both years. Short-term borrowings under our previous line of credit with Wells Fargo Bank provided funding during the period. On March 24, 2006, $3.5 million outstanding under the Wells Fargo line of credit was repaid with proceeds from the new term loan.
Black Diamond Commercial Finance Credit Facility
     On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40 million Credit Facility consisting of a $20 million term loan credit facility, available immediately, (the “Term Loan Facility”) and a $20 million incremental term loan facility (the “Tack-On Facility”), available upon the occurrence of certain events.
     Balances under the Term Loan Facility currently accrue interest at a rate per annum of 14.00%, of which 10% per annum is payable monthly in arrears and the remainder is added to the principal balance outstanding under the Term Loan Facility. The Credit Facility matures on March 24, 2008. The Credit Facility contains affirmative and negative covenants, and events of default, including, but not limited to, certain restrictions related to the use of proceeds, payment of dividends, the redemption of preferred stock, capital expenditures, and the entering into of guarantees, acquisitions, mergers or consolidations, maintaining certain financial covenants relating to earnings and cash levels, restrictions on incurring or canceling indebtedness, restrictions on incurring liens, restrictions on disposing of assets, making investments, making payments on debt instruments, entering into affiliate transactions, entering into sale/leaseback transactions, and amending existing contracts. In addition, we have covenanted to utilize 50% of the net proceeds from any sale and leaseback of our manufacturing and laboratory facility in Prescott, Arizona (the “Prescott Facility”) to repay outstanding balances under the Credit Facility. The Credit Facility is secured (i) with certain exceptions, by a first priority interest in substantially all of our assets, and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries. The Credit Facility contains minor prepayment penalties associated with repaying or refinancing the outstanding balances within six months of March 24, 2006. At April 30, 2006, $20.1 million was outstanding.

     In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs which are amortized to interest expense over the two year term of the loan using the effective interest method. Interest expense related to these costs was $121,000 for the three months ended April 30, 2006. In the event, we repay the Term Loan Facility early we would be required to expense the debt discount and deferred financing costs in the period in which the payment occurs.
     On March 24, 2006, in connection with entering into the Credit Facility, we terminated and repaid $3.5 million outstanding under our Credit and Security Agreement (the “Wells Fargo Facility”) dated as of February 6, 2004 between Zila, Inc. and certain of its subsidiaries and Wells Fargo Business Credit, Inc and paid terminations fees of $205,000 which were recorded in Other Expense.
     In connection with entering into the Credit Facility and terminating the Wells Fargo Facility, we terminated a guarantee and deed of trust associated with the replacement letter of credit for the benefit of the holders of Industrial Development Revenue Bonds, the proceeds of which were used for the construction of the Prescott Facility. In place of the guarantees and deed of trust, we increased the balance of the related interest bearing collateral account to approximately $3.6 million.
     On June 6, 2006 we entered into the First Amendment to the Credit Facility. The amendment waived the requirement to comply with certain financial covenants for specified periods, required the re-pricing of the warrant that was issued in connection with the Credit Facility, amended the restricted payment provisions to allow for the payment for the dividends under our Series B convertible preferred stock, amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and required the payment of $200,000 in fees.
     On March 24, 2006, in connection with the Credit Facility and as described in Note 3, we issued a warrant to purchase 1.2 million shares of our common stock at 3.79 per share. In connection with the First Amendment to Credit Agreement the exercise price of the warrant was reduced to $3.14 per share. The warrant has a term of five years and expires March 24, 2011. Proceeds from the Credit Facility were allocated between the debt and warrant based on the fair value of the warrant. We recorded debt discount of $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant. Such registration rights agreement provides for the payment of specified liquidated damages in the event that the Securities and Exchange Commission has not declared the applicable registration statement effective by specified deadlines. The registration rights agreement also provides indemnification and contribution remedies to BDC in connection with the resale of shares pursuant to such registration statement. BDC has granted us a waiver that allows us to delay the filing of the registration statement until June 9, 2006 and its effectiveness date until the later of July 31, 2006 and the date upon which at least 25% of the warrant shares have been acquired upon exercise.
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
Industrial Development Revenue Bonds
     In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.95% at April 30, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. As noted above, we have placed approximately $3.6 million in an interest bearing restricted collateral account to support this letter of credit. We, as the parent company, guarantee the letter of credit.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS
     The table below summarizes our estimates as to future cash contractual obligations at April 30, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal year periods ending July 31 (in thousands).

		Remaining	2007, 2008	2010 &
	Total	2006	& 2009	2011	Thereafter
Long-term debt	$21,240	$61	$19,193	$491	$1,495
Capital lease obligations	175	16	159	—	—
Operating lease obligations	1,685	120	1,168	397	—
Purchase obligations	15,559	2,205	13,354	—	—

Total	$38,659	$2,402	$33,874	$888	$1,495

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
     We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $95,000 at April 30, 2006 and $150,000 at July 31, 2005. We evaluate these estimates on a quarterly basis and revise them as necessary.
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
     Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:
     The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of April 30, 2006 of $5.8 million have been capitalized.
     The cash flows used to measure long-lived assets related to the ViziLite® products are dependent upon our ability to properly market the products to a sufficient number of dentists so they become integrated within their practice. ViziLite® is a chemiluminescent light technology used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the products’ attributes to the dental professionals. We have revised our business model with current sales and costs assumptions. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe. Net long-lived assets related to the ViziLite® products as of April 30, 2006 of $2.2 million have been capitalized.
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
Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $10.2 million (net of accumulated amortization of $4.7 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We review the carrying value of Zila Nutraceuticals goodwill at least annually as of May 1 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired.
OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $2.7 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $1.4 million (primarily related to our manufacturing facility); (ii) patents and pending patent applications of $1.8 million; and (iii) $444,000 of OraTest® rinse and swab inventory, ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining regulatory program, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may be impaired.
     Income Taxes — At April 30, 2006, we had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $30.9 million that expire in years 2009 through 2026. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses. Valuation allowances were provided for the entire amount of net deferred tax assets.
FORWARD-LOOKING INFORMATION
     This quarterly report on Form 10-Q contains forward-looking statements (including financial projections) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that we believe are subject to the safe harbors created under the Securities Act and the Exchange

Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements are set forth below. Our business, financial condition or results of operations could also be adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.
•	Obtaining regulatory approvals for our products is costly and full of uncertainty.

•	We may be unable to obtain FDA approval, or to establish a market, for OraTest® in the United States.

•	We are dependent on a few key products and our growth is dependent on the development of new products.

•	We are dependent on a few key customers.

•	We are dependent on our senior management and other key personnel.

•	We and our products are subject to regulatory oversight that could substantially interfere with our ability to do business.

•	We are at risk with respect to product liability claims.

•	We face significant competition that could adversely affect our results of operation and financial condition.

•	If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

•	We require certain raw materials for our manufacturing processes that may only be acquired through limited sources.

•	If we are unable to obtain adequate funds, we may not be able to develop and market our present and potential products.

•	Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities or dilute our stockholders.

•	In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.

•	Our Board of Directors may unilaterally issue Preferred Stock which could dilute our ownership and prevent or delay a change in our control.

•	We have, in the past, received minor deficiencies from regulatory agencies related to our manufacturing facilities.
     You are advised to review any future disclosures contained in the reports that we file with the Securities and Exchange Commission. Part II, Item 1A contains a more detailed discussion of various risks relating to our business that could cause actual results to differ materially from expected and historical results.
RECONCILIATION OF GAAP MEASURES TO NON-GAAP MEASURES
     The following discussion includes a presentation of EBITDA and Adjusted EBITDA which are utilized by our management as measures of the performance of our business units. We define “EBITDA” as earnings (loss) before interest, taxes (income), depreciation and amortization. We prepare Adjusted EBITDA by eliminating the effect of non-cash stock related expense for compensation and services on EBITDA. Such adjusted EBITDA is also a financial measure that is reported to the lender under our new Credit Facility and is used as a gauge for compliance with a financial covenant under the Credit Facility. Other companies may define such financial measures differently. We consider EBITDA and Adjusted EBITDA to be meaningful measures of our ongoing operations that assist us in assessing our ability to fund our regulatory program and debt service and to finance the growth of our core businesses. We also believe that these non-GAAP financial measures are useful to provide stockholders and potential investors transparency with respect to supplemental information used by management in its financial and operational decision making.

     Although we use EBITDA and Adjusted EBITDA as financial measures to assess the performance of our business, we do not use them alone because they do not consider certain material costs, expenses and other items necessary to operate our business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets and non-cash stock-based compensation and valuation expense associated with stock options and warrants that we have granted to our employees and others. Because EBITDA and Adjusted EBITDA do not consider these items, a stockholder, potential investor or other user of our financial information should also consider net income as an important measure of our financial performance in that it provides a more complete measure of our performance.
Reconciliation of GAAP Measures to Non-GAAP Measures
Unaudited
(in thousands)

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Adjusted EBITDA	$(6,481)	$(1,428)	$(17,043)	$(5,413)
Noncash stock related expenses for compensation and services	(120)	(1)	(392)	(24)

EBITDA	(6,601)	(1,429)	(17,435)	(5,437)

Interest income	83	35	231	129
Interest expense	(788)	(44)	(898)	(144)
Depreciation and amortization	(769)	(713)	(2,217)	(2,065)
Income tax expense	—	—	(4)	(2)

Net loss	$(8,075)	$(2,151)	$(20,323)	$(7,519)

RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 155, Hybrid Instruments (“SFAS No. 155”). The statement amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that SFAS No. 155 will have a material impact on our financial position or results of operations.
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
     At April 30, 2006, we have long-term debt associated with the Industrial Development Revenue Bonds (“Bonds”) that carries a variable interest rate. The rate is set weekly by JP Morgan Chase Bank and fluctuates based on market conditions and was 3.95% per annum at April 30, 2006. A 10% proportional increase in the average interest rate on the bonds would increase annual interest expense by less than $15,000.
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
     On June 27, 2005 we sold our Zilactin brand of products to Blairex Laboratories, Inc. (Blairex). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, we will arbitrate this dispute. Both of the events that are complained of occurred after the sale closed on June 27, 2005 and are not covered by any representations or warranties that were given to Blairex by the Company. At this time, a range of possible loss cannot be accurately estimated; however, we will vigorously defend our position and expect to favorably resolve this matter without material financial impact. Arbitration has been set for December 2006.
Item 1A. Risk Factors.
     We have updated the risk factors previously disclosed in Part I, “Cautionary Factors That May Affect Future Results and Financial Condition” in our Annual Report on Form 10-K for the year ended July 31, 2005, as set forth below. The risks described below are not the only risks we currently face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Trends, Risks and Uncertainties Related to Our Business
Obtaining regulatory approvals for our products is costly and full of uncertainty.
     The rigorous clinical testing and extensive regulatory approval process mandated by the U.S. Food and Drug Administration (“FDA”) and equivalent foreign authorities before we can market any new drug, device or product can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application, new dietary ingredient notification or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.
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
     We are seeking FDA approval for OraTest® and are conducting a phase III clinical trial to include in an amended New Drug Application. We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA may require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product.
     If FDA approval of the OraTest® product is received, we must establish a marketing and sales force with technical expertise to market directly to the dental profession or we must obtain the assistance of a company or a distributor with a sales force. There is no assurance that we will be successful in gaining market acceptance of the OraTest® product.
     Based on recent evaluations of the anticipated scope of the regulatory program, we believe that our current cash and cash equivalents, along with borrowings under our new $40 million credit facility, cash from operations and working capital management, the sale of non-core assets and proceed from the issuance of common stock under our employee stock option and stock purchase program, will be adequate to fund the OraTest® clinical study to its completion for submission to the FDA review process. There can be no assurances that these amounts will be adequate to support the future clinical study costs if the trial proceeds at a slower rate than expected, the costs increase beyond current estimates or we are unable to sustain our current level of cash flow from operations. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) program modifications. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
     At January 31, 2006, we had approximately $448,000 of OraTest® clinical rinse and swab inventory, ZTC tm drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance (i) through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. The drug substance currently has shelf lives with varying expiration dates. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond their current expiration dates if our plans are delayed. However, no assurance can be given in this regard.
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
     Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of nutraceutical and pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers. Ascorbic acid is the major raw material in our Ester-C® products and is subject to periodic price fluctuations. During 2003 and early 2004, ascorbic acid prices increased substantially. In fiscal 2004, we executed a strategy to lock in a stable ascorbic acid supply for a significant part of our anticipated needs by securing three-year supply contracts from two sources at prices below our historical average cost. If ascorbic acid prices decline sharply, we would be at risk of being committed to purchase ascorbic acid at higher than market prices. Additionally, if our sales were to significantly decline, we would be obligated to purchase ascorbic acid in excess of our needs.
If we are unable to obtain adequate funds on acceptable terms, we may not be able to develop and market our present and potential products.
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, ViziLite® Plus and Ester-E®, and debt service. In the past we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. In an effort to infuse additional liquidity into our company, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”) which replaced our borrowing arrangement with Wells Fargo Bank. On March 24, 2006, we borrowed $20 million under the Credit Facility. However, the development of our products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. In addition, in the near future, it is likely that we will need to raise additional funds for purposes that cannot be quantified and we may seek such additional funding through collaborative arrangements. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs, (ii) to limit the marketing of our products or (iii) to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
     Furthermore, if we incur additional operating losses beyond certain levels, reduce our cash balances below certain levels, or incur additional debt we may become out of compliance with certain covenants of the Credit Facility and thus have a reduced ability to borrow under the Credit Facility or be subject to the acceleration of payment of amounts previously borrowed.
Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities or dilute our stockholders.
     We may in the future execute acquisitions and/or form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, we may issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results.
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
Trends, Risks and Uncertainties Related to Our Capital Stock
In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.
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
     Our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock related to the IST acquisition. As of May 9, 2006, all of these shares remained outstanding.

Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Reference is made to Item 3.02 of our Form 8-K filed on March 30, 2006 wherein we discuss the warrant issued to BDCF in connection with our Credit Facility.
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. Other Information.
     As discussed Note 8 to our consolidated financial statements, on March 24, 2006, we, certain of our domestic subsidiaries and BDCF, as the initial lender and administrative agent, entered into our $40 million Credit Facility. On June 6, 2006 we entered into the First Amendment to the Credit Facility. The amendment waived the requirement to comply with certain financial covenants for specified periods, required the re-pricing of the warrant that was issued in connection with the Credit Facility, amended the restricted payment provisions to allow for the payment for the dividends under our Series B convertible preferred stock, amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and required the payment of $200,000 in fees.
     As discussed in Note 3 to our consolidated financial statements, on March 24, 2006, as consideration for entering into the Credit Facility, we issued a warrant to BDCF to purchase 1.2 million shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, BDC. The warrant initially had an exercise price of $3.79 per share and expires March 24, 2011. As consideration and inducement to enter into the First Amendment to Credit Agreement, the exercise price of the warrant was reduced to $3.14 per share, which was the average closing price of our common stock for the five days following March 24, 2006. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant. Such registration rights agreement provides for the payment of specified liquidated damages in the event that the SEC has not declared the applicable registration statement effective by specified deadlines. The registration rights agreement also provides indemnification and contribution remedies to BDC in connection with the resale of shares pursuant to such registration statement. BDC has granted us a waiver that allows us to delay the filing of the registration statement until June 9, 2006 and its effectiveness date until the later of July 31, 2006 and the date upon which at least 25% of the warrant shares have been acquired upon exercise.
Item 6. Exhibits.

Exhibit Number	Description
4.1*	Warrant to Purchase of Shares of Common Stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.

4.2*	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.

10.1*	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.

10.2*	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.

10.3*	Fist Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.

10.4*	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed herewith

**	Furnished herewith
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZILA, INC.
(Registrant)

Date: June 8, 2006	By:	/s/Andrew A. Stevens

Andrew A. Stevens
Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1*	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.

4.2*	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.

10.1*	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.

10.2*	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.

10.3*	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.

10.4*	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith