Form 10-K
period 2006-07-31
ZILA INC
filed 2006-10-10
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006
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
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

At January 31, 2006, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $157.8 million based on the closing price of $3.49 as reported on the Nasdaq Global Market (formerly the Nasdaq National Market). Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act. At September 30, 2006, the number of shares of common stock outstanding was 46,022,593

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 14, 2006 has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business

Zila, Inc. is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries. Zila, Inc. is a holding company that conducted its business operations during fiscal 2006 through three Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology.

The Nutraceuticals Business Unit (“Nutraceuticals”) manufactured and marketed Ester-C®, a patented, branded, highly effective form of vitamin C sold by us into 24 countries around the world, and Ester-E®, a proprietary, branded, enhanced form of vitamin E whose first commercial shipments commenced in May 2004 in the United States. The Nutraceuticals Business Unit previously included Oxycal Laboratories, Inc., an Arizona corporation (“Oxycal”), and its subsidiary, Zila Nutraceuticals, Inc., also an Arizona corporation. In January 2005, Oxycal was merged with its subsidiary and was renamed Zila Nutraceuticals, Inc. On August 13, 2006, we entered into a definitive agreement with NBTY, Inc. for the sale of all of the common stock of Zila Nutraceuticals, Inc. for $40.5 million with $37.5 million paid in cash at close (subject to a working capital adjustment) and the remaining $3 million paid through an earn-out formula that is dependent upon the future performance of the business. This transaction closed on October 2, 2006, and we therefore will no longer operate, at this time, a Nutraceuticals Business Unit as discussed below in “Recent Developments.”

The Pharmaceuticals Business Unit (“Pharmaceuticals”) includes the ViziLite® chemiluminescent disposable light product, and the adjunct product ViziLite® Plus with T-Blue630tm, for the illumination and marking of oral mucosal abnormalities, and Peridex® prescription periodontal rinse. The assets of Zila Swab Technologies, Inc., an Arizona corporation dba Innovative® Swab Technologies (“IST”), were sold in July 2006. The Pharmaceuticals Business Unit includes Zila Pharmaceuticals, Inc., a Nevada corporation, Zila Limited, a United Kingdom company and Zila Swab Technologies, Inc.

The Biotechnology Business Unit is our research, development and licensing division specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride squamous cell cancer detection technology and is the manager of the OraTest® product, an oral cancer diagnostic system. The Biotechnology Business Unit includes Zila Biotechnology, Inc. and Zila Technical, Inc., both Arizona corporations.

Recent Developments

Nutraceuticals Business Unit Disposition

Several years ago, we established a strategy to grow our highest potential businesses. We believe that the long-term outlook of our proprietary cancer detection products and technologies within our pharmaceuticals and biotechnology platforms has the greatest potential return for our company and shareholders. We also believe that our maximum long-term value is more likely to be realized in opportunities that are focused on the development and commercialization of products from our Pharmaceuticals and Biotechnology Business Units, including ViziLite® and OraTest®, our oral cancer detection product.

Part of our strategy included growing the Nutraceuticals Business Unit and using the cash flow it generated to help fund development, market approvals and other costs associated with our cancer detection business. We now believe that we have reached a point where the sale of our Nutraceuticals Business Unit is consistent with our long-term goals and strategies, will create liquidity and will assist management in focusing on our highest potential products.

Accordingly, after engaging in a process to assess the feasibility of divesting the Nutraceuticals Business Unit, on August 13, 2006, we entered into a definitive agreement with NBTY, Inc. for the sale of all of the common stock of Zila Nutraceuticals, Inc. for $40.5 million with $37.5 million paid in cash at close (subject to a working capital adjustment) and the remaining $3 million paid through an earn-out formula that is dependent upon the future performance of the business. On September 27, 2006, our shareholders approved this transaction and we closed the transaction on October 2, 2006.

Several of our customers, among others, were involved in the process we used to assess the feasibility of the divestiture of our Nutraceuticals Business Unit. As a result, we believe that they may not have purchased product in amounts consistent with prior experience over the second half of fiscal 2006 as we engaged in this process because they were evaluating their strategic interest in the business. This had the effect of significantly decreasing our sales. Net revenues for the Nutraceuticals Business Unit declined approximately 44% to $21.5 million for fiscal 2006.

Product Developments

We made significant progress in the furtherance of our OraTest® regulatory program during fiscal 2006. In our second fiscal quarter, we successfully reached agreement with the Food and Drug Administration (“FDA”) on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA) process and commenced patient enrollment. The SPA trial is expected to provide the primary basis for safety and efficacy in the OraTest new drug application (“NDA”). Prior studies will also be submitted in the NDA and are expected to support the product’s safety and efficacy. The revised regulatory program is designed to reduce the duration and the cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. We believe that we can complete the current study enrollment in approximately one year from the beginning of enrollment from most clinical sites in spring 2006, although no assurances can be given in this regard. The on-going trial is expected to require less than 4,000 patients who generally undergo a single visit and may include up to two interim analyses. We have made significant progress in enrolling patients in the study and we are approaching a point where an interim analysis of the test results may be required. Upon completion of the clinical program and assuming that all required clinical requirements are achieved, we estimate that it will require approximately six months to complete our clinical, non-clinical and chemistry, manufacturing and controls (“CMC”) objectives in order to prepare the NDA supplement for submission to the FDA.

We continue to aggressively pursue establishing ViziLite® Plus as the standard of care for oral abnormality screening. We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales in our second fiscal quarter. ViziLite® Plus is a combination product that includes the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and a TBlue630tm marking device containing Zila Tolonium Chloride (“ZTCtm”) to mark the identified lesions for further evaluation. A 128% increase in ViziLite® sales led a 34% growth in net revenues in the Pharmaceuticals Business Unit for fiscal 2006.

Potential Acquisition

As discussed above, we believe that our current and potential proprietary cancer detection products and technologies in the Pharmaceuticals and Biotechnology Business Units hold greater future growth potential. To that end, we have been considering an acquisition that would increase our ability to distribute the product as well as developing technologies of our Pharmaceuticals and Biotechnology Business Units. We have executed a non-binding letter of intent for the potential acquisition of a privately-held dental products company for $34.0 million and are engaged in negotiations in an effort to reach a definitive agreement. If this transaction is completed, we believe that the acquisition and integration of the target company would provide us with a national sales and marketing organization that details a small suite of proprietary, high margin dental products that complement our cancer screening and detection products. We believe that this potential transaction would give us substantial penetration into the dental marketplace, which we could leverage to increase sales of ViziLite® Plus and set the stage for a more successful new product launch after we are successful in navigating our OraTest® cancer detection drug through Phase III clinical trials, although no assurances can be given in this regard. In the fourth quarter of fiscal 2006, we began to prepare for the acquisition of a company with a national sales force that would provide us the option to sell ViziLite Plus® directly to dentists. We focused our fourth quarter sales and marketing efforts toward ViziLite® Plus adoption and integration within dental offices resulting in continued increases in acceptance, growth and repeat orders by dental offices from dental distributors. However, deliberate reductions in sales to our existing distribution channel were made as we optimized our flexibility to potentially modify our means of distribution. The upward trend of quarterly ViziLite®/ViziLite® Plus revenues generated during the preceding seven quarters has been disrupted by these strategic measures.

Our Products

Nutraceuticals

Prior to the disposition of the Nutraceuticals Business Unit, we sold the following Nutraceuticals products.

Ester-C®

Ester-C® is a unique and patented form of vitamin C containing natural vitamin C metabolites that help it work differently than other forms of vitamin C. It is natural, non-acidic and gentle to the stomach. Products manufactured with Ester-C® nutritional ingredients were sold by us into 23 countries worldwide. We required our customers to display the federally registered Ester-C® logo on their packaging. Ester-C® ingredients are primarily used in dietary supplements and are available to consumers at retail under approximately 300 brand names distributed by leading supplement manufacturers and marketers.

The principal forms in which we sold Ester-C® were bulk granular and powdered Ester-C® calcium ascorbate plus metabolites. We also distributed Ester-C® ingredients in a variety of product line extensions. Ester-C® Topical Concentrate, a liquid formulation for skin care products, provides a stable form of vitamin C that penetrates to the collagen-producing layers of the skin. Specialty grades of Ester-C® nutritional ingredients are available for use in multivitamins (Ester-C® MV), chewable vitamins (Ester-C® CG) and effervescent products (Ester-C® EG). Ester-C® Chelated Mineral Blend provides the benefits of supplemental vitamin C for animals. During fiscal 2005, we also launched an Ester-C® soft chew product that is a sweet, candy-like form of Ester-C®.

We held four United States and corresponding foreign patents on certain compositions and methods for administering vitamin C and therapeutically active compounds, one patent on a stable liquid form of mineral ascorbate, and we were issued a patent in the United States for methods and compositions for increasing the effectiveness of cancer chemotherapy agents with Ester-C® technology. Sales of Ester-C® accounted for approximately 74%, 86% and 84% of our net revenues for fiscal years 2006, 2005 and 2004, respectively. In fiscal 2006, our revenues from two customers, NBTY, Inc. and Natrol, Inc., are each in excess of 10% of consolidated net revenues.

Ester-E®

Ester-E® is an enhanced vitamin E formed by joining natural d-alpha tocopherol to a phosphate molecule in a patent-protected process. This process creates tocopheryl phosphates, a concentrated form of a naturally occurring ester of vitamin E. Ester-E® is designed to protect the antioxidant potential of vitamin E during absorption, transport and storage in the body to assist in the delivery of its nutritional benefits when needed. We sold Ester-E® as a bulk ingredient to nutraceutical manufacturers and promoted it directly to consumers through brand-building national advertising under a marketing and distribution model similar to our Ester-C® products.

Our license agreements with Vital Health grant us the exclusive rights in the human dietary supplement market for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates in the United States, Canada and Indonesia. Our arrangements with Vital Health also granted us extensive rights in the animal dietary supplement market in these countries.

Pharmaceuticals

ViziLite® Plus

ViziLite® Plus with TBlue630tm is a patented, FDA-cleared device for enhancing visualization of oral tissue abnormalities in patients at high risk for oral cancer. It consists of a disposable, chemiluminescent, low-wavelength light and ZTCtm lesion marking system. The wavelengths of light produced are absorbed by normal cells, but are reflected by any abnormal cells. Using ViziLite® during a visual examination, normal cells appear dark, while abnormal cells appear bright white. The TBlue630tm marking system is then used to mark any suspicious lesions for further evaluation and follow-up.

Peridex®

Peridex® is a prescription antibacterial oral rinse used between dental visits as part of a professional program for the treatment of gingivitis and periodontal disease. Well-known and respected among dentists, Peridex® is highly recognized due to the product’s proven efficacy and longevity in the market. The active ingredient in Peridex® is 0.12% chlorhexidine gluconate. Peridex® is the first and only rinse to receive the American Dental Association Seal of Acceptance for reduction of plaque and gingivitis. Peridex® effectively controls the oral bacteria associated with periodontal disease, particularly in the first and only completely reversible stage, gingivitis. Controlling gum disease at its earliest stage is important because, if left untreated, gingivitis can progress to periodontitis, resulting in destruction of the periodontal structure and supporting bone.

Biotechnology

OraTest®

ZTCtm is the active component in OraTest®, a patented form of pharmaceutical grade toluidine blue. In numerous studies, the technology behind ZTCtm has been shown to selectively stain lesions with a high risk of progressing to oral cancer and pre-cancer, leaving non-cancerous lesions unstained. The potential applications for ZTCtm may include detecting high-risk lesions of the cervix, esophagus and skin as well as oral cancer, for which OraTest® is currently designed.

The OraTest® product is a patented system designed to be an aid in the early detection of oral squamous cell carcinoma and high-risk premalignancies. OraTest® consists of a ZTCtm aqueous solution with acetic acid and alcohol, and acetic acid pre- and post-rinse solutions. It is a diagnostic adjunct for oral cancer and may be used as a general rinse for detecting oral cancer in patients at elevated risk for oral cancer and as an aid to establish borders for biopsy and surgical site selection, applied as a chair-side oral rinse and swab and administered by either a medical practitioner or dentist. OraTest® contains the active ingredient ZTCtm, a staining agent that has been reported in medical literature to stain cells within the mouth that are cancer and pre-cancer and that may not be otherwise visible to physicians or dentists. Clinical research has shown that OraTest® may detect lesions on the progression pathway to oral cancer, which still appear to be normal under the microscope.

According to the American Cancer Society, approximately 31,000 new oral cavity and pharyngeal cancers are being diagnosed each year in the United States, resulting in the death of approximately 41% of the people affected within five years. Oral cancer remains one of the most debilitating and disfiguring of all malignancies. Worldwide, oral cancer is the sixth most common cancer in men. In 67% of people diagnosed with oral cancer, the disease has spread to distant structures, resulting in a poor prognosis. The usual method of detecting the disease is a visual examination, and early-stage cancers are only diagnosed 33% of the time. Those who do survive frequently undergo disfiguring surgery. When oral cancer is detected early, survival rates are about 82%; detected late, the survival rate reportedly falls to 27%.

We are concentrating our efforts and investments on a regulatory program to support our application for approval of the OraTest® product in the United States by the FDA.

The product has already been approved for distribution in the United Kingdom, Australia, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, Bermuda and the Bahamas.

Sales and Marketing

Nutraceuticals

Ester-C® and Ester-E®

Prior to our disposition of the Nutraceuticals Business Unit, we marketed Ester-C® and Ester-E® products through an atypical but effective business model for the vitamin supplement market, selling patent-protected bulk vitamin ingredients to supplement manufacturers and marketers and driving demand for these products through branded consumer advertising and public relations. Our multi-million dollar marketing program was designed to generate significant Ester-C® and Ester-E® awareness and use among current vitamin C and E consumers. The marketing program utilized national television and radio advertising, communicating the benefits of supplementation with Ester-C® and Ester-E®. We also worked closely with our manufacturer/marketer customers to support their efforts at gaining broad scale retail distribution and key retailer display and promotion. International sales of Ester-C® were accomplished through local distributors, who received our assistance in public relations and advertising. Ester-E® was launched in the United States market late in fiscal year 2004 and was promoted directly to consumers through brand-building national advertising.

Pharmaceuticals

ViziLite® Plus

In order to achieve the vision of establishing ViziLite® Plus with T-Blue630tm as the standard of care for oral abnormality screening, the overall strategy is to educate the dental professional and widen distribution among practicing dentists. Through a combination of independent sales representatives and regional distributors, we have focused on ten key geographical markets that have demonstrated early acceptance. Market expansion will be primarily generated by the following drivers: the development of self-study training through offline and online continuing education programs; the expansion of the field selling effort based on achievement of success metrics in existing focus markets; a comprehensive program targeting insurers designed to secure a meaningful level of insurance reimbursement for use of the ViziLite® Plus device now that the ADA codes have been published; and completion and effective communication of information about current and planned clinical efficacy trials that can provide thought leader support, involvement and commitment to the ViziLite® Plus concept. Additionally, if the potential acquisition of the dental products company is completed and successfully integrated, we believe this company would provide us with a national direct sales and marketing organization to facilitate our market expansion plans.

Peridex®

Peridex® is currently concentrated in two focused channels of distribution: (i) direct to dental and (ii) retail pharmacies. We market Peridex® direct to dental healthcare professionals through an exclusive distribution arrangement with Omnii Oral Pharmaceuticals (“Omnii”), a wholly-owned subsidiary of 3M Company. Omnii is a national dental sales and distribution organization and has a national network of field sales representatives with significant coverage of dental practices, dental and dental hygiene schools, as well as managed care organizations, pharmacists and wholesalers. We also utilize Omnii to fulfill our shipments to national wholesalers, which supply the second channel of distribution, the retail pharmacy industry.

Biotechnology

OraTest®

We sell the OraTest® product through our wholly-owned subsidiary, Zila Limited, in the United Kingdom. During fiscal 2003, we stopped promoting the product in Europe in favor of funding the FDA clinical trials. As of July 1, 2004, we entered into agreement with Scope Advertising and Marketing Services, Ltd. for limited European marketing and sales support of the OraTest® product, and (i) to assist in securing the Conformité Européene (“CE”) Marking for ViziLite® and (ii) to develop and implement marketing plans for ViziLite®. CE Marking is a symbol that indicates a product conforms to the legal requirements of the European Union Directive with respect to health, environment and consumer protection. During fiscal 2006 and 2005, OraTest® sales in the United Kingdom were nominal.

Manufacturing and Supply

Nutraceuticals

Prior to the disposition of the Nutraceuticals Business Unit, all Ester-C® and Ester-E® products were manufactured at our Prescott, Arizona location. This 65,000 square foot state of the art facility integrated all manufacturing, quality assurance/quality control, warehousing and distribution for Ester-C® and Ester-E®.

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

Pharmaceuticals

ViziLite® Plus

The ViziLite® Plus product consists of a number of components produced and assembled by our manufacturing facility in Phoenix, Arizona and by different contract manufacturers. For each component, we currently rely on a single source of supply.

Peridex®

Peridex® is manufactured at a contract facility in Chicago, Illinois. We rely on a single source of supply for the Peridex® product.

Biotechnology

OraTest®

A contract manufacturing facility in the United Kingdom produces and packages the OraTest® product for sale in that country and other European countries. In order to ensure an available and stable supply of ZTCtm, the only pharmaceutical grade tolonium chloride and the active ingredient in the OraTest® product, we established our own manufacturing facility. No other pharmaceutical grade of tolonium chloride is available. The facility, located in Phoenix, Arizona, manufacturers ZTCtm under FDA’s current Good Manufacturing Practices (“cGMP”) standards, providing the pharmaceutical-grade quality required. Conversion of ZTCtm into finished product for use in our ongoing clinical trials is accomplished at a contract manufacturing facility in the United States under cGMP standards, as outlined in the “Code of Federal Regulations”, and FDA requirements for production of finished, pharmaceutical, clinical trial materials (“CTM”).

Competition

All of the industries in which we sell our products are highly competitive. A number of companies, many of which have greater financial resources, marketing capabilities and research and development capacities than we have, are actively engaged in the development of products that may compete with our products. The pharmaceutical and biotechnology industries are characterized by extensive and ongoing research efforts that may result in development by other companies of products comparable or superior to any that are now on the market, including those that we sell.

Pharmaceuticals

ViziLite® Plus

ViziLite® Plus oral lesion identification and marking system with TBlue630® is a patented, FDA-cleared device used to detect oral mucosal abnormalities. ViziLite® Plus competes with the conventional method of simple visual and tactile testing for abnormalities that has previously been the only available methodology for identifying lesions.

Peridex®

Peridex® competitors include generic versions and name brands, such as Periogard, made by Colgate Oral Pharmaceuticals. Many of our competitors possess greater financial resources than we have. However, we believe that the reputation of Peridex® within the dental profession and our relationship with Omnii as our distributor to professionals will allow us to continue to compete effectively in the dental healthcare professional marketplace. In addition, we anticipate that new packaging options and new product development activities may allow us to counter inroads made by generic equivalents.

Biotechnology

OraTest®

The OraTest® product has yet to complete its regulatory program and therefore we cannot market the product in the United States. Because of our focus on the regulatory program, we have not placed emphasis, funding or resources on international markets for the product. However, there are no known competitors, other than Vizlite® Plus, to the OraTest® product in the United States or worldwide. Because the conventional method of using visual examinations by medical personnel to detect potential cancerous and pre-cancerous oral lesions is still a widely accepted practice, it may also be viewed as a competitor. ZTCtm and its technology are protected by issued and pending patents. See also Item 1. “Business — Patents and Trademarks.”

Licensing

Pharmaceuticals

ViziLite®

In December 2001, we entered into an exclusive agreement with The Trylon Corporation of Torrance, California (“Trylon”) to license the ViziLite® technology. That agreement, which was modified in October 2003, provided that we pay Trylon: (i) a 5% royalty on the net sales of the ViziLite® product during the first five years and (ii) a 2.5% royalty on the net sales during the period commencing on the fifth anniversary of the closing date through the tenth anniversary of the closing date after which the royalty payment ends. The license was based on the life of the patents, unless terminated early in accordance with the agreement for certain defaults. This agreement was further modified in March 2004. Under this modification, we acquired direct ownership of a ViziLite® line extension, the TBlue630tm marker that was cleared through a 510(k) notification to the FDA. On June 1, 2005, Shared Medical Resources, LLC acquired Trylon’s rights, titles and interests under its agreements with us, and in February 2006, we purchased Shared Medical Resources’ rights, titles and interests in the ViziLite® technology thus eliminating all royalty obligations.

Peridex®

On January 30, 2001, we signed a license agreement with Xttrium whereby we granted Xttrium the right to use our technology related to chlorhexidine gluconate, the active ingredient in Peridex®, to produce a private label product for distribution in certain markets. This agreement was effective through January 31, 2006. By agreement June 12, 2005, the original arrangement was extended for a period of ten years and provides that Xttrium pay us a royalty of 4% on sales of their generic product effective February 1, 2006.

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

Governmental Regulation

General

Our operations are subject to regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of our products. We devote significant time, effort and expense addressing the extensive government regulations applicable to our business. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of both pharmaceutical and nutraceutical products.

The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States and the sale of such products in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP’s. Compliance with cGMP’s requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both our manufacturing facilities and our contract manufacturing plants and laboratories to review compliance with applicable regulations and procedures. The FDA may request a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. If an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

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

We are also subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products that we plan to introduce into the market are “new drugs,” “new devices” or new dietary ingredients,” those fitting the regulatory definitions are subject to a stringent pre-market approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

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

Ester-C® and Ester-E®

Prior to the disposition of our Nutraceuticals Business Unit, we sold dietary supplements and ingredients in dietary supplements that are regulated in the United States by the various states and the FDA. The FDA is the primary governmental regulator of dietary supplements. Under the Dietary Supplement Health & Education Act of

1994 (DSHEA), it is a manufacturer’s responsibility to ensure that its products are safe and properly labeled prior to marketing. One of the ways in which a dietary supplement may be adulterated is if it or one of its ingredients presents “a significant or unreasonable risk of illness or injury” when used as directed on the label, or under normal conditions of use (if there are no directions). A dietary supplement that contains a new dietary ingredient (i.e., an ingredient not marketed for dietary supplement use in the United States prior to October 15, 1994) is also considered adulterated unless the dietary supplement contains only ingredients which have been present in the food supply in a form in which the food has not been chemically altered, or for which there is a history of use or other evidence of safety establishing that the dietary ingredient, when used under the conditions recommended or suggested in the labeling of the dietary supplement, will reasonably be expected to be safe and that the supplement itself that contains the dietary ingredient will be reasonably expected to be safe.

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

The FDA also regulates the facilities and procedures used to manufacture dietary supplement products in the United States or for sale in the United States. Such facilities must be registered with the FDA under the Public Health Security and Bioterrorism and Preparedness Act of 2002 and all products made in such facilities must be manufactured in accordance with cGMPs. The cGMPs with which we must comply are the current Good Manufacturing Practice in Manufacturing, Packing or Holding Human Food.

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

In Canada, new regulations governing natural health products, which include vitamin C and vitamin E, were implemented on January 1, 2004. Products on the market prior to that time were grandfathered, but products not previously on the market and not included in the Canadian compendium of monographs, such as our Ester-E®, required submission by our customers of an extensive application to support the safety, efficacy, and quality of finished goods containing Ester-E®. We completed a package in fiscal 2006 that our customers can use to submit their finished goods applications. To date, none of our customers has submitted such an application.

We established a partnership in Japan wherein our partners facilitated the filing of an application for the registration of Ester-C® calcium ascorbate. At this time, the application is awaiting review.

Likewise, through a partnership established in Korea, an application of registration of Ester-C® topical products was completed, and prior to the disposition of the Nutraceutical Business Unit we were working with our partners to begin to distribute Ester-C® topical products in Korea.

OraTest® and ViziLite® Plus

We have not received final FDA approval for OraTest® and are conducting a phase III clinical program to include in an amended new drug application (“NDA”). We have made a significant financial investment to obtain FDA approval of the OraTest® product, develop our manufacturing facility and prepare for the introduction of OraTest® in the United States market. There can be no assurance that our current regulatory program will meet the

FDA’s requirements or that the FDA will issue a final approval of the OraTest® product. See additional discussion below under “Item 1A. Risk Factors.”

Although we have received regulatory approval to market the OraTest® product in various European countries, we are currently not actively marketing in these countries due to our emphasis on obtaining market approval within the United States.

In January 2005, the Food and Drug Administration cleared the product, ViziLite® Plus, to be marketed as an adjunct to a ViziLite® examination. ViziLite® Plus is an oral examination system that contains the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and a TBlue630tm marking device based on ZTCtm to further evaluate the identified lesions for patients at increased risk for oral cancer. We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales of ViziLite® Plus in our second fiscal quarter.

Patents and Trademarks

Ester-C®

The following information summarizes our Ester-C® patents and trademarks prior to the disposition of the Nutraceuticals Business Unit.

In 1989, 1990 and 1991, three United States patents were issued in connection with Ester-C® nutritional ingredients. All three patents expire in 2007. Twenty-six corresponding foreign patents in countries which were important to our marketing and distribution strategy were awarded, with expiration dates ranging from September 2009 in Australia to 2020 in Canada. The first patent covers compositions for administering vitamin C that contain vitamin C metabolites including threonates. The second and third patents cover compositions that include such metabolites and therapeutically active compounds including, but not limited to vitamin C, antibiotics, amino acids, analgesics, and anti-pyretics.

In April 2005, a patent was issued covering improved vitamin C compositions that will result in additional patent protection of an improved Ester-C® product through 2019. Corresponding patent applications are pending in eight foreign countries. There can be no assurance that any new patents pertaining to the improved Ester-C® product will be issued.

Ester-C® Topical Concentrate, a stable form of vitamin C that in preliminary studies appears to penetrate the skin to help produce collagen and supporting structures, was awarded a United States patent in March 2001 for “Stable Liquid Mineral Ascorbate Composition and Methods of Manufacturing and Use”, which expires in 2019. Patents have been issued in Australia, China, New Zealand, Singapore, Taiwan and Turkey. Corresponding patent applications are pending in eight other foreign countries.

In 2002, we were granted a United States patent for “Methods and Compositions for Potentiating Cancer Chemotherapeutic Agents”, which expires in 2020. This patent is based on cancer chemotherapy research, which showed that two of the vitamin C metabolites found in Ester-C® may increase the effects of chemotherapeutic agents. Two related United States patents are pending, along with several corresponding foreign applications, two of which have been granted in Australia, China, New Zealand and Taiwan.

We filed an International patent application in 2003 based on studies that suggest end-use benefits related to anti-oxidant and environmental oxidant stresses. If issued, the patent may prevent any future manufacturer/marketer of a product containing a mineral ascorbate and a vitamin C metabolite as an imitator Ester-C® type of product (after expiration of the Ester-C® patent in 2007) from marketing the imitator product for the claimed uses. Applications are pending in Europe, Malaysia and Taiwan.

Several trademarks were issued by the United States Patent and Trademark Office (“USPTO”) including the following three major trademarks: (i) the Ester-C® trademark (both word and stylized versions); (ii) the EC® logo trademark; and (iii) the C-Flex® trademark. Related trademarks were issued in 47 countries with applications pending in several other countries.

Ester-E®

The following information summarizes our Ester-E® patents and trademark prior to the disposition of the Nutraceuticals Business Unit.

On October 31, 2003, we entered into a license agreement with Vital Health Ltd. that granted us the exclusive rights in the human dietary supplement market in the United States, Canada and Indonesia for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates. A subsequent agreement entered into on August 4, 2004 extended the terms of the original agreement to give us extensive rights in the animal dietary supplement market in these countries. Ten patents have been issued in Australia, Canada, Korea, the United States and/or South Africa, while other applications are pending. The United States and Australian patents that have been granted cover the “Improved Process for Phosphorylation and Compounds Produced by this Process.”

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

In September 2004, the USPTO issued a registration for the Ester-E® trademark. Corresponding trademarks were issued in 14 foreign countries, with applications pending in several others.

ViziLite®

In February 2006, we acquired from Shared Medical Resources, LLC all of the rights, titles and interests in the ViziLite® technology including patent number 6,496,718 issued December 17, 2002 for “Body Cavity Light using Diffuse Light Source.” We previously had a license agreement for the exclusive and perpetual rights to the ViziLite® technology covered by United States patent numbers 8,179,938 and 5,329,938 issued January 19, 1993, and July 19, 1994, respectively. Together, the patents cover the apparatus and method for endoscopic examination of certain body cavities using a chemiluminescent light source.

The ViziLite® trademark was granted registration by the USPTO in December 2002 and by the European Union in June 2003, and by five Asian countries. Applications for this and related marks, including T-Bluetm and T-Blue630tm, are pending in the United States and five additional countries.

An International application is pending for a technology that will cover use of the ViziLite® chemiluminescent technology entitled “Methods for Detecting Abnormal Epithelial Tissue.” To date, national applications have been filed in nine countries, including the United States, Europe, and Canada. Additionally, an application was filed in 2006 with the USPTO seeking coverage for a more comprehensive and innovative use of this technology.

Peridex®

Peridex® as a brand name is well-known and respected within the dental industry for prescription oral rinses in both the United States and Canada. Concurrent with the purchase of the Peridex® brand from Procter & Gamble in November 1997, Zila Pharmaceuticals purchased the trademark rights to Peridex®, including for the countries of Austria, Brazil, Canada, Honduras, Mexico, United States and Venezuela, which we continue to maintain. We have filed application in Europe and New Zealand and are working to secure coverage in Australia.

An International patent application is pending for a technology that will provide additional coverage for use of the Peridex® product entitled “Method for Reducing Nosocomial Infections.” A United States patent application based on this International application is also pending.

OraTest®

When we purchased the shares of CTM Associates, Inc. (“CTM”) in June 1996, we acquired certain technology rights and United States and foreign patent rights related to the OraTest® product. On November 18,

2003, we were granted a patent in the United States covering the method by which our ZTCtm has been shown to detect pre-cancer and cancer cells. The patent is based upon in-vitro studies of the ZTCtm mechanism of action. In December 2004, we were granted a patent in the United States covering all related substances/“impurities” present in ZTCtm at levels equal to or greater than 0.1%. We now have eleven issued United States patents related to ZTCtm and/or the OraTest® product with expiration dates ranging from 2011 to 2020. An additional 102 corresponding foreign patents have been issued, and there are pending United States and international applications that could result in coverage of ZTCtm and/or OraTest related technology by approximately 250 United States and foreign patents. These patents and pending applications cover: (i) the composition of matter for ZTCtm; (ii) the process for manufacturing ZTCtm; (iii) the mechanism of action, methods and products for using ZTCtm to detect epithelial cancer; and (iv) other compounds that are chemically related to Tolonium Chloride for use in detecting epithelial cancer.

The OraTest® trademark is registered in the United States. We also have trademarks registered in Canada, Israel, Japan, Norway, Switzerland, South Africa and Taiwan, plus 15 European countries that have signed the European Community Trademark treaty. The trademark OraScreen® is registered in Australia, Canada, Ireland, Japan and New Zealand.

Employees

As of July 31, 2006, we had a total of 116 employees, all of which are located in the United States. No employees are represented by a labor union. We believe our relationship with our employees is good.

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

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements (including financial projections) regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that we believe are subject to the safe harbors created under the Securities Act and the Exchange Act. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many of the factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements are set forth below under “Part I, Item 1A. Risk Factors.” Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. If any of the following risks actually occur, they may materially harm our business, financial condition, operating results or cash flow. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results or financial condition.

Trends, Risks and Uncertainties Related to Our Business

Obtaining regulatory approvals for our products is costly and uncertain.

The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug, device or product can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy, personal or prior understandings during the period of product development and FDA regulatory review of each investigational new drug application, new drug application, new dietary ingredient notification or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.

A marketed product, its manufacturer and its manufacturing facilities are also subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market, which would adversely affect our operations and financial condition.

We may be unable to obtain FDA approval, or to establish a market, for OraTest® in the United States.

We are seeking FDA approval for OraTest® and are conducting a phase III clinical trial to include in an amended New Drug Application. We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that our regulatory program will meet the FDA’s requirements or that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA may require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product.

If FDA approval of the OraTest® product is received, we must establish a marketing and sales force with technical expertise to market directly to the dental profession or we must obtain the assistance of a company or a distributor with a sales force. There is no assurance that we will be successful in gaining market acceptance of the OraTest® product.

Based on recent evaluations of the anticipated scope of the regulatory program, we believe that our current cash and cash equivalents, along with cash from operations and working capital management, the sale of non-core assets including the divestiture of Zila Nutraceuticals, Inc. and proceeds from the issuance of common stock under our employee stock option, stock purchase programs and stock purchase warrants will be adequate to fund the OraTest® clinical study to its completion for submission to the FDA review process. There can be no assurances that these amounts will be adequate to support the future regulatory program costs if the regulatory approval effort proceeds at a slower rate than expected, requires additional testing beyond our current expectation, the costs increase beyond current estimates or we are unable to sustain the required level of cash flow from operations. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) program modifications or additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.

At July 31, 2006, we had approximately $428,000 of OraTest® clinical rinse and swab inventory, ZTCtm drug substance, the active ingredient in the OraTest® product, and its related components. We intend to realize the value of this inventory and drug substance (i) through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. The drug substance currently has shelf lives with varying expiration dates. Our periodic testing has indicated that the drug substance is stable and we anticipate being able to extend the expiration dates of the entire drug substance beyond their current expiration dates if our plans are delayed. However, no assurance can be given in this regard.

The sale of the Nutraceuticals Business Unit reduced our revenue by approximately 76%.

The assets we sold in our recent disposition of the Nutraceuticals Business Unit constituted approximately 76% of our revenues and 10% of our loss from continuing operations in fiscal 2006. Following the disposition, our immediate ability to produce revenues and income will therefore be substantially reduced. There can be no assurance that the proceeds from the disposition, along with other capital that we have access to, will be adequate to bring our developing product lines to market nor can we be certain that our future products, even if brought to market, will be sufficiently successful to replace the revenue of our Nutraceuticals Business Unit.

We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent disposition of the Nutraceuticals Business Unit and any subsequent acquisition.

Our future growth will depend on our ability to implement our business strategy. We are pursuing an acquisition of a privately-held dental products company that would strengthen our core businesses in our Pharmaceuticals and Biotechnology Units, including the development and commercialization of oral cancer screening products. We believe that such an acquisition could increase our ability to deliver our oral cancer screening products into the dental marketplace and result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The strategic measures taken to reduce ViziLite® Plus sales to distributors in the fourth quarter of fiscal 2006 may have a negative impact on ViziLite® Plus sales through distributors if the acquisition is not completed. In addition, there is no guarantee that we will be able to consummate such acquisition or that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition and the disposition of the Nutraceuticals Business Unit.

We have incurred substantial expenses and committed valuable time related to the recent disposition of our Nutraceuticals Business Unit and our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

We have incurred substantial expenses related to legal and financial advisors and our management has spent significant time on matters implementing its strategic vision. Our business plan has required and will require substantial capital expenditures. We will require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. We may also incur debt or assume contingent liabilities that could place restrictions on management’s ability to use capital or conduct the business. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our development and acquisition activities.

We are dependent on a few key products and our growth is dependent on the development of new products.

Nearly all of our revenues for the past fiscal year were derived from sales of Ester-C®, Peridex®, and ViziLite®. As disclosed above, we disposed of our Nutraceuticals Business Unit and the Ester-C® products on October 2, 2006. If any of our remaining major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Peridex® and ViziLite® products, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with cGMP could have a material adverse impact on our financial condition.

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

Our proprietary rights may prove difficult to enforce.

Our current and future success depends on a combination of patent, trademark, and trade secret protection and nondisclosure and licensing agreements to establish and protect our proprietary rights. We own and have exclusive licenses to a number of United States and foreign patents and patent applications and intend to seek additional patent applications as we deem necessary and appropriate to operate our business. We can offer no assurances regarding the strength of the patent portfolio underlying any existing or new product and/or technology or whether patents will issue from any pending patent applications related to a new product and/or technology, or if the patents do issue, that any claims allowed will be sufficiently broad to cover the product, technology or production process. Although we intend to defend our proprietary rights, policing unauthorized use of intellectual property is difficult or may prove materially costly and any patents that may be issued relating to new products and technology may be challenged, invalidated or circumvented.

We have historically been, and will probably be in the future, dependent on a few key customers.

In fiscal 2006, approximately 26% of our revenues were generated from two customers. Receivables due from three customers at July 31, 2006, represent approximately 40% of our accounts receivable. In the future, loss of any of our key customers related to our Pharmaceutical Business Unit, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation.

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

Because of the large number of patent filings in our industry, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary intellectual property rights relating to products or processes competitive with or similar to ours. We cannot be certain that United States or foreign patents do not exist or will not be issued that would harm our ability to commercialize our products and product candidates. In addition, our exposure to risks associated with the use of intellectual property may be increased as a result of an acquisition as we have lower visibility into any potential target’s safeguards and infringement risks. In addition, third party claims may be asserted after we have acquired technology that had not been asserted prior to such acquisition.

We require certain raw materials for our manufacturing processes that may only be acquired through limited sources.

Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.

If we are unable to obtain adequate funds on acceptable terms, we may not be able to develop and market our present and potential products.

Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, such as ViziLite® Plus, and our future strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. In an effort to infuse additional liquidity into our company, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”) which replaced our borrowing arrangement with Wells Fargo Bank. On March 24, 2006, we borrowed $20 million under the Credit Facility. On October 2, 2006, we repaid and terminated the Credit Facility. However, the development of our products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. In addition, in the near future, it is possible that we will need to raise additional funds for purposes that cannot be quantified and we may seek such additional funding through collaborative arrangements. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs or acquisition activity, (ii) limit the marketing of our products or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

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

Trends, Risks and Uncertainties Related to Our Capital Stock

Financing arrangements or other corporate events could dilute existing ownership.

If we choose to raise additional funds through the issuance of shares of our common stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of our ownership.

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

Our Board of Directors may take actions which could dilute current equity ownership or prevent or delay a change in our control.

Our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock related to the IST acquisition. As of July 31, 2006, all of these shares remained outstanding.

In addition, as our Board of Directors contemplates potential financings, they may decide to issue equity securities, or debt convertible into equity securities, which could be materially dilutive to existing shareholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Corporate Headquarters

We lease our 16,000 square foot corporate headquarters located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. Monthly lease payments are currently $14,200 increasing to $14,800 in the final year of the lease. The primary term of the lease expires January 30, 2009, and the lease has two five-year renewal options. Monthly lease payments over the renewal periods are $15,000 and increase annually to $18,000 at the end of the second five-year renewal option.

Manufacturing Facilities

We lease 15,500 square feet for a manufacturing facility and laboratory in Phoenix, Arizona. This facility produces ZTCtm, which is the active ingredient in the OraTest® product as well as provides technical support and testing for our other pharmaceutical products. The lease expires December 31, 2010. Monthly lease payments are: $12,300 through August 31, 2007; $13,000 through April 30, 2009; and $13,800 through December 31, 2010. Together with our laboratory facilities, we believe that our current manufacturers are capable of performing all necessary production for us. See “Item 1. Business — Manufacturing and Supply.”

The Nutraceuticals Business Unit, through Zila Nutraceuticals, Inc., owns five acres and occupies a 65,000 square foot facility located at 6735 Inter-Cal Way, Prescott, Arizona 86301. The building features production, laboratory, packaging, storage and shipping areas, as well as a controlled environment, and was financed from Yavapai County Industrial Development Authority Bond proceeds. Such Yavapai County Industrial Development Authority Bonds were fully repaid on September 28, 2006. The construction and move to the facility was completed in the fall of 2000. Prior to the recent disposition, our Nutraceuticals Business Unit also leased 5,455 square feet of warehouse space at 6750 Intercal Way, Prescott, Arizona 86301. Monthly lease payments are $4,500.

Item 3.	Legal Proceedings

Except as described below, as of July 31, 2006, we were not a party to any pending legal proceedings other than ordinary routine claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our financial condition. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals.

On June 27, 2005, we sold our Zilactin brand of products to Blairex Laboratories, Inc. (“Blairex”). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, we will arbitrate this dispute. Both of the events that are complained of occurred after the sale closed on June 27, 2005 and are not covered by any representations or warranties that were given to Blairex by the Company. At this time, a range of possible loss cannot be accurately estimated; however, we will vigorously defend our position and expect to favorably resolve this matter without material financial impact. Arbitration has been set for December 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Information regarding the market for our common stock and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low sales price in dollars per share for our common stock as reported by the Nasdaq Global Market.

	High	Low

Fiscal Year Ended July 31, 2006
First quarter	$3.99	$3.00
Second quarter	4.04	2.88
Third quarter	3.91	2.95
Fourth quarter	3.61	2.92
Fiscal Year Ended July 31, 2005
First quarter	$4.59	$3.31
Second quarter	5.00	3.42
Third quarter	5.09	2.99
Fourth quarter	3.80	2.55

The number of stockholders of record of the common stock as of September 30, 2006 was approximately 2,646.

We have not paid dividends on our common stock. The policy of our Board of Directors has been to retain earnings to finance the growth and development of our business. Payment of cash dividends were restricted by the terms of our credit facility with Black Diamond Commercial Finance, as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Management’s Discussion and Analysis — Liquidity and Capital Resources.

Preferred Stock

On February 1, 2001, as part of the IST acquisition, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) to National Healthcare Manufacturing Corporation for the patent rights and the Antioch, Illinois manufacturing operations for swab products. The Preferred Stock is convertible into shares of our common stock at any time at a conversion ratio of one to one. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the Preferred Stock have no voting rights except as required by applicable law. The Preferred Stock dividends were $39,000 in each of the fiscal years ending July 31, 2006, 2005 and 2004, respectively. Accumulated accrued dividends are $9,750 as of July 31, 2006. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock. As of July 31, 2006, there are 100,000 shares of our Preferred Stock outstanding.

Warrants

On July 27, 2006, we issued an aggregate of 11,235 shares of common stock to Dr. Lawrence Michaelis, who is a member of our Medical Advisory Board, pursuant to the cashless exercise of a warrant, dated March 23, 2003. The warrant was exercisable for a total of 16,000 shares of common stock and had an exercise price of $0.98 per share. In connection with the cashless exercise, the number of shares issuable pursuant to the warrant was reduced by 4,765 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

On March 24, 2006, in connection with the credit facility with Black Diamond Commercial Finance, we issued a warrant to purchase 1.2 million shares of our common stock at $3.79 per share. In connection with the First Amendment and the Fifth Amendment to the Credit Agreement (described and defined in Note 6), the exercise price of such warrant was reduced to $3.14 per share and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011. We allocated proceeds from such credit facility between the debt and warrant based on the fair value of the warrant. The fair value of the warrant of approximately $2.2 million was determined using a Black Scholes model and was recorded as debt discount amortizable as interest expense over the two year life of the debt using the effective interest method. Pursuant to a registration rights agreement entered into in connection with the credit facility, we were required to register with the Securities and Exchange Commission the common stock underlying the warrant. In accordance with Emerging Issues Task Forces Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), we recorded a warrant liability at March 24, 2006, of $2.2 million representing the fair value of the warrant shares. We re-value the warrant at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. At July 31, 2006, the fair value of the warrant liability increased $137,000 resulting in a charge to earnings. The warrant is exercisable at any time during its five-year contract term and is included in current liabilities in our balance sheet.

On March 14, 2003, we issued warrants to purchase 104,000 shares of our common stock to members of our Medical Advisory Board. The exercise price is $0.98 per share and the warrants have a term of five years. At July 31, 2006, warrants were outstanding to purchase 88,000 shares of our common stock. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

We entered into an agreement with a financial advisor during fiscal 2002 to perform consulting services. Under the agreement, we are committed to issue warrants to purchase 30,000 shares of our common stock for $4.00 per share. At July 31, 2003, $28,000 was included in accrued liabilities representing the fair value of the warrants expected to be issued. The warrants were effective as of July 24, 2002 and subsequently issued on November 6, 2003. The warrants expire on July 24, 2007. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Issuer Repurchase of Equity Securities

We did not repurchase any of our equity securities pursuant to our Stock Repurchase Program during fiscal 2006.

Item 6.	Selected Financial Data

The following tables summarize selected financial information derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. (Dollars in thousands, except per share amounts.)

	Fiscal Years Ended July 31,
Statement of Operations Data:	2006	2005	2004	2003		2002

Net revenues	$28,188	$43,489	$36,682	$34,310		$23,361
Net income (loss) from continuing operations before accounting change	(27,748)	(7,273)	(4,175)	11,726	(2)	(13,260)
Basic and diluted net income (loss) per share from continuing operations	$(0.61)	$(0.16)	$(0.10)	$0.26		$(0.30)

	At July 31,
Balance Sheet Data:	2006	2005	2004	2003	2002

Current assets	$22,970	$32,639	$30,123	$35,326	$20,810
Total assets	56,364	65,418	62,109	69,020	57,361
Current liabilities	29,824	9,815	7,581	11,519	7,427
Long-term debt	3,060	3,328	3,650	3,728	3,610
Total liabilities	33,113	13,696	11,880	15,272	11,038
Series B convertible preferred stock	463	463	463	463	463
Total shareholders’ equity	23,251	51,722	50,228	53,748	46,323

(1)	Includes $9.8 million gain from disposal of our Zilactin product line. (See Note 2 of Notes to Consolidated Financial Statements).

(2)	Includes $14.8 million contract settlement gain from our former contract research organization.

(3)	Includes adoption of SFAS No. 142, “Goodwill and Other Intangibles Assets,” in which we recorded a charge of $4.1 million as a “cumulative effect of accounting change.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis together with the financial data in the section labeled “Selected Financial Data,” with the risk factors set forth in Item 1A., and with our audited Consolidated Financial Statements and Notes thereto.

We are an innovator in preventive healthcare technologies and nutraceutical, pharmaceutical and biotechnology products, focusing on enhanced body defense and the detection of pre-disease states. Prior to the stock sale of Zila Nutraceuticals, Inc., our business was organized into the following Business Units:

•	Zila Nutraceuticals, manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E.

•	Zila Pharmaceuticals, manufacturer and marketer of superior products to promote oral health and prevent oral disease, including ViziLite® Plus with T-Blue630tm, chemiluminescent light for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, and the plastic molded products of Zila Swab Technologies, Inc. (“IST”). IST was sold in July 2006.

•	Zila Biotechnology, a research, development and licensing business specializing in pre-cancer/cancer detection through its patented ZTCtm and OraTest® technologies.

Our strategic approach to the management of our business units has historically been driven by our commitment to grow our Nutraceutical and Pharmaceutical businesses while we successfully complete the OraTest® regulatory program. To that end, we have invested in our nutraceutical and core pharmaceutical products to drive greater growth and the required cash flows to fund the research and development efforts being managed by the Biotechnology Business Unit as well as our Ester-E® and ViziLite® Plus product launches. In doing so, our corporate goal has been to manage the entire portfolio of business units in a manner such that over the course of a given fiscal year, our Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and our management of working capital would provide an acceptable level of cash availability to fund the completion of the OraTest® regulatory program. We have pursued this goal while we seek to obtain the requisite clearances from the United States Food and Drug Administration (“FDA”) to bring our OraTest® product to market in the United States. Market forces, such as the market acceptance of our new product, ViziLite® Plus, and other such variables and risk factors, can and do influence our ability to accomplish this goal. Our level of research and development activities, and the associated costs, will likely trend above our historical levels as we proceed with our efforts to advance our OraTest® regulatory program. Accordingly, unless our other business units produce a sufficient, higher level of EBITDA to offset these additional costs, we will operate on a negative EBITDA basis during this period.

Sale of Nutraceuticals Business Unit

We believe that our future core operations and our products with the greatest potential lie within the Pharmaceutical and Biotechnology Business Units. Accordingly, we engaged in a process to divest the Nutraceuticals Business Unit and entered into a definitive agreement with NBTY, Inc. that provided for the sale of all the common stock of Zila Nutraceuticals, Inc. Following approval of our shareholders, on October 2, 2006, we completed the sale for a purchase price of $40.5 million with $37.5 million paid in cash at close (subject to a working capital adjustment) and the remaining $3 million paid through an earn-out formula that is dependent upon the future performance of the business.

Several of our customers, among others, were involved in the process we used to complete the Nutraceuticals Business Unit divestiture. As a result, we believe that certain customers may not have purchased product during the third and fourth quarters in amounts consistent with prior experience because they were evaluating their strategic interest in the business. This had the effect of significantly decreasing our sales during the third and fourth quarters. Net revenues in the fourth fiscal quarter for the Nutraceuticals Business Unit declined approximately 66% to $3.2 million.

Product Development

We made significant progress in the furtherance of our OraTest® regulatory program during fiscal 2006. In our second fiscal quarter, we successfully reached agreement with the Food and Drug Administration (“FDA”) on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process and commenced patient enrollment. The SPA trial is expected to provide the primary basis for safety and efficacy in the OraTest new drug application (“NDA”). Prior studies will also be submitted in the NDA and are expected to support the product’s safety and efficacy. The revised regulatory program is designed to reduce the duration and the cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. We believe that we can complete the current study enrollment in approximately one year from the beginning of enrollment from most clinical sites in spring 2006, although no assurances can be given in this regard. The on-going trial is expected to require less than 4,000 patients who generally undergo a single visit and may include up to two interim analyses. We have made significant progress in enrolling patients in the study and we are approaching a point where an interim analysis of the test results may be required. Upon completion of the clinical program and assuming that all required clinical requirements are achieved, we estimate that it will require approximately six months to complete our clinical, non-clinical and chemistry, manufacturing and controls (“CMC”) objectives in order to prepare the NDA supplement for submission to the FDA.

Other Disposition

On July 21, 2006, our subsidiary Zila Swab Technologies, Inc. sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, an Illinois limited liability corporation for approximately $642,000 in cash subject to certain working capital adjustments. The sale resulted in a pre-tax loss of $629,000 that is reported as a loss on disposal in discontinued operations.

Results of Operations

Fiscal Year Ended July 31, 2006 Compared to Fiscal Year Ended July 31, 2005

The following tables summarize our results of operations and related statistical information for the fiscal years ended July 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended July 31,
		Percent of		Percent of
		Net		Net	%
	2006	Revenues	2005	Revenues	Change

Net revenues	$28,188	100%	$43,489	100%	(35)
Cost of products sold	11,500	41	14,273	33	(19)

Gross profit	16,688	59	29,216	67	(43)
Operating expenses:
Marketing & selling	17,986	64	15,718	36	14
General & administrative	13,494	48	11,040	25	22
Research & development	7,776	27	7,181	17	8
Depreciation & amortization	2,727	10	2,414	6	13

	41,983	149	36,353	84	16

Loss from operations	(25,295)	(90)	(7,137)	(17)	(254)
Other income (expense), net	(2,450)	(8)	(128)	—	(1,814)

Loss from continuing operations before income taxes	$(27,745)	(98)	$(7,265)	(17)	(282)

Consolidated

Net revenues decreased 35% to $28.2 million for fiscal 2006, compared to revenues of $43.5 million for fiscal 2005. For fiscal 2006, an increase in net revenues of 34% in the Pharmaceuticals Business Unit was more than offset by a decrease of 44% in the Nutraceuticals Business Unit. The growth in net revenues in the Pharmaceuticals Business Unit was driven by an increase of 128% in ViziLite® sales for the fiscal year. The decrease in net revenues in the Nutraceuticals Business Unit resulted primarily from a significant decrease in sales to several of our customers, which we believe was due to our efforts to divest the Nutraceuticals Business Unit. We are dependent upon a few key customers and a reduction in sales to these customers for any reason poses the risk of significant adverse impact on our business, financial condition and results of operation.

Gross profit as a percentage of net revenues decreased to 59% for fiscal 2006 compared to 67% for the prior year. Gross profit percentages declined in the Nutraceuticals Business Unit largely due to promotional discounts offered in an effort to stimulate sales and in the Pharmaceuticals business Unit due to incentives that were offered in connection with the ViziLite® Plus launch.

Marketing and selling expenses as a percentage of net revenues increased to 64% for fiscal 2006 compared to 36%, for the prior year. This increase resulted primarily from higher expenditures levels in the Pharmaceuticals Business Unit as we continue our campaign to establish ViziLite®as the standard of care for dental offices in the detection of oral abnormalities. While we reduced expenditures in the Nutraceuticals Business Unit in response to the lower revenue levels, our expenditures as a percentage of net revenues increased and contributed to the overall increase as a percentage of net revenues.

General and administrative expenses were $13.5 million, or 48% of net revenues, for fiscal 2006, and $11.0 million, or 25% of net revenues, for fiscal 2005. Cost reduction measures undertaken during the year were offset by increased expenses related primarily to (i) additional professional, business development and consulting fees, (ii) the addition of senior leadership personnel, (iii) growth in support functions for our regulatory program and for our ViziLite® product line, and (iv) stock compensation expense recognized under SFAS No. 123R.

Research and development expenses were $7.8 million, or 27% of net revenues, for fiscal 2006, and $7.2 million, or 17% of net revenues, for fiscal 2005. Research and development expenditures increased as a result of the commencement and advancement of our OraTest® regulatory program.

Depreciation and amortization expense increased $313,000, or 13%, to $2.7 million for fiscal 2006. These increases were attributable primarily to additions of property and equipment and patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units.

Other expense for fiscal 2006 was $2.5 million compared to $128,000 in the prior year. Our new term loan facility resulted in a significant increase in interest expense. In addition to the stated interest due on the term loan facility, interest expense includes the amortization of debt issue costs and the debt discount which resulted from the issuance of the stock purchase warrant in connection with the term loan facility.

Nutraceuticals

Selected financial information for the Nutraceuticals Business Unit follows for the fiscal years ended July 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2006	2005	Change

Net revenues	$21,472	$38,471	(44)
Gross profit	13,145	25,994	(49)
Gross profit %	61%	68%
Income (loss) from operations before income taxes	(2,692)	9,022	(130)

Several key factors influenced the performance of the Nutraceuticals Business Unit in fiscal 2006, including the following:

•	We engaged in a process to assess the feasibility of divesting the Nutraceuticals Business Unit and on August 13, 2006, signed a definitive agreement for the sale of all of the common stock of Zila Nutraceuticals, Inc. to NBTY, Inc. The purchase price is up to $40.5 million with $37.5 million (subject to a working capital adjustment) to be paid in cash at close and up to an additional $3 million to be potentially paid through an earn-out formula that is dependent upon the future performance of the business. On September 27, 2006, our shareholders approved this transaction and we closed the transaction on October 2, 2006. Several of our customers, among others, were involved in this process. As a result, we believe that they may not have purchased product in amounts consistent with prior experience over the second half of fiscal 2006 as we engaged in this process because they were evaluating their strategic interest in the business. This had the effect of significantly decreasing our sales during the third and fourth quarters;

•	Within the United States market, we continued our efforts to develop or identify new technologies to expand the line of Ester products. New product introductions and expansion of our customer base are fundamental to our future growth. The introduction of new products can span several years and require substantial investment in product development and marketing resources;

•	Internationally, we sustained our efforts to obtain the approval of the Japanese Ministry of Health so that we may offer Ester-C® to Japanese consumers;

•	As part of our international growth strategy we signed agreements with:

(1) Asahi Godo to distribute Ester-C® in Japan. As part of this agreement, we will work with Asahi Godo to attain Japanese regulatory approval in order to allow the sale of Ester-C®, considered a food additive in Japan, in vitamin and dietary supplement products as well as foods and beverages. According to the Global Nutrition Group, a Tokyo-based research consulting firm, sales in the Japanese nutrition market reached nearly 30 billion US dollars in 2004, making it the world’s second largest market behind the United States for nutrition products.

(2) Lohaspia, Inc., to distribute Ester-C® in Korea and Taiwan. Both the Korean and Taiwan markets are among the top five largest markets for vitamins outside the United States and have been growing rapidly. Lohaspia is headquartered in Seoul, South Korea and has sales representatives located throughout Korea and Taiwan. The company provides distribution services for food, vitamins and dietary supplements and has an established track record of successful product introductions similar to Ester-C®.

(3) Gee Lawson, Limited, to distribute Ester-C® throughout Europe. Gee Lawson had been representing Ester-C® in the United Kingdom prior to expanding its geography to cover most of Europe. Zila also has a distribution agreement in place with Naturkost for the Scandinavian region.

•	We developed a new and improved form of our Ester-C® product and extended the patent protection for this new form of Ester-C until 2019. The new product offers all the benefits of Zila’s traditional Ester-C plus an additional metabolite with new benefits designed to enhance the antioxidant potential of our existing Ester-C® formula.

•	A clinical study of Ester-C® showed that the Ester formulation of vitamin C caused significantly fewer adverse epigastric effects (stomach upsets) and was much better tolerated by the body compared to regular vitamin C. This was the first double-blind, placebo-controlled study to evaluate whether Ester-C® causes fewer gastric upsets, the primary complaint of vitamin C consumption, than regular vitamin C. The study was published in a recent issue of “Advances in Natural Therapy”.

•	A study conducted for the Australian company, Phosphagenics Limited, confirmed an earlier study suggesting that Ester-E® may proactively benefit cardiovascular health. In this animal study, Ester-E® significantly reduced LDL-C (so-called bad cholesterol), triglycerides, and plaque formation, while regular vitamin E had no significant effect. The study data showed that this unique form of vitamin E lowered bad cholesterol concentrations in blood by up to 44% and triglycerides by up to 51% in mice fed normal diets. When fed high cholesterol diets, Ester-E® significantly reduced plaque formation in the aorta by 58%. Again, regular vitamin E had no significant effect on plaque formation. These results confirm the earlier animal study indicating that Ester-E® may have the potential to yield healthier levels of total cholesterol, triglycerides and LDL-C in humans. The animal model chosen for the trials is commonly used in cardiovascular research as it mimics many of the properties observed clinically in humans.

Net revenues for the Nutraceuticals Business Unit for fiscal 2006 decreased 44% over the prior year. As noted above, we believe this decline resulted from a significant decrease in sales to several of our customers due to our efforts to assess the feasibility of divesting the business. Our Nutraceuticals Business Unit was dependent upon a few key customers and a reduction in sales to these customers for any reason posed the risk of significant adverse impact on our business, financial condition and results of operation.

Gross profit as a percentage of net revenues decreased to 61% for fiscal 2005 compared to 68% for the prior year. Our gross profit percentage for the current year was affected by increased sales discounts offered to our customers.

Income from operations before taxes for the Nutraceuticals Business Unit for fiscal 2006 was a loss of $2.7 million, compared to income for fiscal 2006 of $9.0 million. The sales decrease and the gross profit factors described above are the primary reasons for these decreases, offsetting various cost reduction measures that were implemented during the year.

Pharmaceuticals

Selected financial information for the Pharmaceuticals Business Unit follows for the fiscal years ended July 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2006	2005	Change

Net revenues	$6,716	$5,018	34
Gross profit	3,550	3,223	10
Gross profit %	53%	64%
Loss from operations before income taxes	(5,427)	(1,011)	(437)

The Pharmaceuticals Business Unit has more complex operations than our Nutraceuticals Business Unit since it competes in multiple markets (direct to dental professionals, sales to dental distributors via independent representatives and swab applications) with three distribution methods (wholesalers, distributor arrangements, and manufacturer representatives). The key factors influencing the Pharmaceuticals Business Unit’s financial performance and operations during fiscal 2006 include:

•	Introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales in our second fiscal quarter. ViziLite® Plus combines the oral screening technology of ViziLite, an advanced biophotonic light technology, with TBlue630tm, a marking system using Zila® Tolonium Chloride, the only patented pharmaceutical-grade form of toluidine blue used in marking lesions identified during a ViziLite examination;

•	Targeted key geographical markets that have demonstrated early acceptance of ViziLite® and placed Specialists into 11 key markets as part of our strategy to establish ViziLite® as the standard of care for dental offices in the detection of oral abnormalities;

•	Increased dental office awareness of ViziLite® Plus to greater than 50% of dentists nationally;

•	Expanded ViziLite® distribution into 500 of the nation’s group dental practices;

•	Expanded insurance reimbursement for ViziLite® Plus regionally and nationally;

•	Established an exclusive supply agreement with Aven Dental S.A of Athens, Greece for the distribution of Peridex in Greece. Aven Dental S.A.was founded in 1979 to provide leading dental products to the Greek market. Aven currently represents many well-known companies and brands including Rembrandt, Parkell, and Orascoptic;

•	Divested IST in July 2006 as part of our ongoing strategy to focus on our core products with the greatest growth potential. (IST is presented as discontinued operations in the accompanying financial statements and no longer part of the Pharmaceuticals Business Unit.)

Net revenues for fiscal 2006 for the Pharmaceuticals Business Unit increased 34% to $6.7 million compared to $5.0 million for fiscal 2005. This increase resulted primarily from the increase of $1.5 million or 128% in net revenues from ViziLite® driven largely by sales and marketing efforts. The growth in ViziLite® net revenues continues through the launch of ViziLite® Plus with T-Blue630tm and our strategy of educating the dental professional and broadening distribution channels. In the fourth quarter of fiscal 2006, we began to prepare for the acquisition of a company with a national sales force that would provide us the option to sell ViziLite Plus® directly to dentists. We focused our fourth quarter sales and marketing efforts toward ViziLite® Plus adoption and integration within dental offices resulting in continued increases in acceptance, growth and repeat orders by dental offices from dental distributors. However, deliberate reductions in sales to our existing distribution channel were made as we optimized our flexibility to potentially modify our means of distribution. The upward trend of quarterly ViziLite®/ViziLite® Plus revenues generated during the preceding seven quarters has been disrupted by these strategic measures.

Gross profit as a percentage of net revenues for the Pharmaceuticals Business Unit decreased to 53% during fiscal 2006 from 64% for fiscal 2005, primarily due to incentives offered to dentists in support of ViziLite® Plus as well as due to one-time cost of certain T-Blue630tm swabs that were provided to existing ViziLite® users upon the launch of ViziLite® Plus.

Operating loss before incomes taxes for the Pharmaceuticals Business unit was $5.4 million for fiscal 2006 compared to $1.0 million for the prior fiscal year. The increased net loss for fiscal 2006 is attributable to increased selling and marketing expenditures and general and administrative expenses as we execute our strategy to establish ViziLite® Plus with T-Blue630tm as the standard of care for oral abnormality screening.

Biotechnology

Selected financial information for the Biotechnology Business Unit follows for the fiscal years ended July 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2006	2005	Change

Net revenues	$—	$—	—
Research and development expense	7,154	6,696	7
Loss from continuing operations before income taxes	(9,336)	(8,541)	(9)

A number of factors influenced the financial results for the Biotechnology Business Unit in fiscal 2006, including:

•	We made significant progress in the furtherance of our OraTest® regulatory program during fiscal 2006. In our second fiscal quarter, we successfully reached agreement with the Food and Drug Administration (“FDA”) on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA) process and commenced patient enrollment. The SPA trial is expected to provide the primary basis for safety and efficacy in the OraTest new drug application (“NDA”). Prior studies will also be submitted in the NDA and are expected to support the product’s safety and efficacy. The revised regulatory program is designed to reduce the duration and the cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. We believe that we can complete the current study enrollment in approximately one year from the beginning of enrollment from most clinical sites in spring 2006, although no assurances can be given in this regard. The on-going trial is expected to require less than 4,000 patients who generally undergo a single visit and may include up to two interim analyses. We have made significant progress in enrolling patients in the study and we are approaching a point where an interim analysis of the test results may be required. Upon completion of the clinical program and assuming that all required clinical requirements are achieved, we estimate that it will require approximately six months to complete our clinical, non-clinical and chemistry, manufacturing and controls (“CMC”) objectives in order to prepare the NDA supplement for submission to the FDA.

•	We continued efforts to re-commission our manufacturing facility as we prepare to commercialize OraTest®.

•	We continued efforts to determine and complete the remaining clinical, non-clinical and CMC requirements for the NDA.

Research and development expenses were $7.2 million in fiscal 2006, an increase of 7% over $6.7 million for fiscal 2005. The increased expenses principally reflect our efforts to prepare for and launch the new clinical trial and regulatory program and our efforts to re-commission our manufacturing facility as we prepare to commercialize OraTest®.

The loss from operations before income taxes for the Biotechnology Business Unit was $9.3 million for fiscal 2006, a 9% increase over the $8.5 million for fiscal 2005. This was driven by increased costs of the regulatory program related to the OraTest® product.

Results of Operations

Fiscal Year Ended July 31, 2005 Compared to Fiscal Year Ended July 31, 2004

The following tables summarize our results of operations and related statistical information for the fiscal years ended July 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended July 31,
		Percent of		Percent of
		Net		Net	%
	2005	Revenues	2004	Revenues	Change

Net revenues	$43,489	100%	$36,682	100%	19
Cost of products sold	14,273	33	13,485	37	6

Gross profit	29,216	67	23,197	63	26
Operating expenses:
Marketing & selling	15,718	36	9,417	26	67
General & administrative	11,040	25	9,951	27	11
Research & development	7,181	17	5,933	16	21
Depreciation & amortization	2,414	6	2,169	6	11

	36,353	84	27,470	75	32

Loss from operations	(7,137)	(17)	(4,273)	(12)	(67)
Other income (expense), net	(128)	—	100	—	(228)

Loss from continuing operations before income taxes	$(7,265)	(17)	$(4,173)	(12)	(74)

Consolidated

Net revenues increased 19% to $43.5 million for fiscal 2005, compared to revenues of $36.7 million for fiscal 2004. We achieved growth in net revenues during fiscal 2005 in both our nutraceutical and core pharmaceutical product lines over the prior year. For fiscal 2005, net revenues of the Nutraceuticals Business Unit increased 19% compared to the prior year. Net revenues for the core Pharmaceuticals Business Unit increased 18% compared to the prior year.

Gross profit as a percentage of net revenues for fiscal 2005 increased to 67% from 63%. The primary factor contributing to this improvement was the reduced cost of ascorbic acid, the major raw material in our Ester-C® products.

Marketing and selling expenses as a percentage of net revenues for fiscal 2005 increased to 36% from 26%. This increase was primarily due to heavy brand and media advertising support for the Nutraceuticals Business Unit product, Ester-C®, and increased marketing support for in the Pharmaceuticals Business Unit for ViziLite®.

General and administrative expenses were $11.0 million, or 25% of net revenues, for fiscal 2005, compared to $10.0 million, or 27% of net revenue, for fiscal 2004. The increased G&A expenses were driven primarily by professional fees incurred at the corporate level in connection with our Sarbanes-Oxley Section 404 internal control compliance efforts. We incurred $789,000 for fiscal 2005 related to Sarbanes-Oxley 404 compliance.

Research and development expenses increased $1.2 million, or 21%, to $7.2 million for fiscal 2005 from $5.9 million for fiscal 2004. The increase in research and development expenses is due primarily to costs for our OraTest® regulatory program and for the re-commissioning our ZTCtm manufacturing facility.

Depreciation and amortization expenses increased $245,000, or 11%, to $2.4 million for fiscal 2005 from $2.2 million for fiscal 2004. The increase in depreciation expense resulted from the additions of property and equipment for the Nutraceuticals Business Unit production room expansion, and the Biotechnology Business Unit manufacturing facility re-commissioning project. Increased amortization resulted from additions of patents and trademarks in the Nutraceuticals and Pharmaceuticals Business Units.

Other expense for fiscal 2005 was $128,000 compared to other income of $100,000 in the prior year. A reduction in short-term borrowing over the prior year period resulted in decreased interest expense. The prior year includes a $470,000 gain on the sale and leaseback of our Corporate Headquarters facility. On January 30, 2004, as part of our strategy to employ financial assets in core business competencies, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash. We realized a pre-tax gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease.

Nutraceuticals

Selected financial information for the Nutraceuticals Business Unit follows for the fiscal years ended July 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2005	2004	Change

Net revenues	$38,471	$32,433	19
Gross profit	25,994	20,286	28
Gross profit %	68%	63%
Income from operations before income taxes	9,022	8,300	9

A number of factors influenced the revenue, profitability and other financial performance of the Nutraceuticals Business Unit in fiscal 2005, including:

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

Income from operations before taxes for the Nutraceuticals Business Unit for fiscal 2005 was $9.0 million, increasing by 9% over the prior year. The primary factor in this increase was gross margin improvement resulting from reductions in the cost of ascorbic acid under our lower cost extended supply agreements and from cost reduction measures in general and administrative expenses. Offsetting these improvements, spending for brand and media advertising support for Ester-C® and for the launch of Ester-E® increased 49% over the prior year.

Pharmaceuticals

Selected financial information for the Pharmaceuticals Business Unit follows for the fiscal years ended July 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2005	2004	Change

Net revenues	$5,018	$4,249	18
Gross profit	3,223	2,910	11
Gross profit %	64%	69%
Loss from operations before income taxes	(1,011)	(619)	(63)

The Pharmaceuticals Business Unit has more complex operations than our Nutraceuticals Business Unit since it competes in multiple markets (direct to dental professionals and sales to dental distributors via independent reps ) with three distribution methods (wholesalers, master distributor arrangement, and independent sales representatives). The key factors influencing the Pharmaceuticals Business Unit’s financial performance and operations during fiscal 2005 include:

•	A continued product rollout of ViziLite® with emphasis in key markets that resulted in improving sales trends;

•	Strengthening the position of Peridex® in the direct to dental market via competitive new advertising and new packaging forms;

•	Increased marketing and selling investment to support the ViziLite® rollout and to increase Peridex® brand value.

Net revenues for fiscal 2005 for the core products in the Pharmaceuticals Business Unit increased 18% to $5.0 million compared to $4.2 million for fiscal 2004. This increase resulted primarily from gains in net revenues from ViziLite® driven largely by sales and marketing efforts. The growth in ViziLite® net revenues continues through our strategy of educating the dental professional and broadening distribution channels. Net revenues for our Peridex® product decreased between years primarily because of softer United States wholesaler demand.

During 2005, we continued to fine-tune our product-to-market strategy for ViziLite® based on our experience relating to the requirements for achieving awareness, education, trial and repeat purchases of this unique product within the dental profession. A network of independent representatives was contracted to serve as an overlay to the national network of distributors carrying ViziLite®, as well as to bring additional focus to the device during distributor representative sales calls. Additionally, the American Dental Association reimbursement code intended to cover the ViziLite® exam became available for use beginning in January 2005. Reimbursement codes can be used to report dental procedures provided under public and private dental insurance benefits plans. Obtaining insurance reimbursement from specific carriers is a separate process. We are now engaged in this process of obtaining specific carrier reimbursement for our ViziLite® product.

Gross profit as a percentage of net revenues for the core products in the Pharmaceuticals Business Unit decreased to 64% during fiscal 2005 from 69% for fiscal 2004, primarily due to the reduction in higher margin sales to wholesalers for Peridex®. The decrease in the Peridex® gross profit percent offset improvements in ViziLite® in fiscal 2005. In the prior year, higher cost of product for ViziLite® resulted from its product launch.

Operating loss before incomes taxes for the Pharmaceuticals Business unit was $1.0 million for fiscal 2005 compared to $619,000 for the prior fiscal year. The increase in the operating loss before income taxes resulted from increased selling and marketing expenses offsetting the gross profit increase of the core product lines in the Pharmaceuticals Business unit.

Biotechnology

Selected financial information for the Biotechnology Business Unit follows for the fiscal years ended July 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended July 31,
			%
	2005	2004	Change

Net revenues	$—	$—	—
Research and development expense	6,696	5,476	22
Loss from continuing operations before income taxes	(8,541)	(7,142)	(20)

A number of factors influenced the financial results for the Biotechnology Business Unit in fiscal 2005, including:

•	Increased spending for the OraTest® product regulatory program;

•	Continued development of a commercialization strategy for the OraTest® product;

•	Approval of modifications to the current OraTest® regulatory program submitted to the FDA and aimed at reducing the program’s overall duration and total cost;

•	Re-commissioning of our ZTCtm manufacturing facility to support our regulatory program and the production of ViziLite® Plus with TBlue630tm, the first commercialized use of our ZTCtm technology;

•	Renegotiation of the General Services Agreement with Quintiles Transnational Corp. (“Quintiles”), our contract research organization, to support the modifications to our regulatory program;

•	Expanded use of our Medical Advisory Board, whose members are some of the world’s leading researchers studying cancers located in the head and neck, to assist in development of our regulatory strategy and in development of our product commercialization strategy; and

•	Evaluation of other ZTCtm pre-cancer and cancer detection applications.

The loss from continuing operations before income taxes for the Biotechnology Business Unit was $8.5 million for fiscal 2005, a 20% increase over the $7.1 million for fiscal 2004. This was driven by an increase of $1.2 million in regulatory program expenses related to the OraTest® product.

Inflation and Seasonality

Inflation has had no unique or material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

Overview

Historically, our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, and debt service. We have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs.

We derived nearly all of our revenues from sales of Ester-C®, Peridex®, and ViziLite®. In generating these revenues, we are dependent on a few key customers. Even after the disposition of our Nutraceuticals Business Unit and for the immediate future, we will continue to be dependent on a few customers in connection with our remaining products. A loss of any of our key customers, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation, and our ability to obtain financing. Additionally, the development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.

In March 2006, in an effort to infuse additional liquidity into the company, we entered into the new $40 million Credit Facility with Black Diamond Commercial Finance, L.L.C. which replaced our borrowing arrangement with Wells Fargo Bank and we borrowed $20 million under this facility. From the loan proceeds, we repaid $3.5 outstanding under the Wells Fargo line of credit and fully secured the letter of credit supporting the IDA bonds outstanding. The balance of the proceeds received from the Credit Facility provided working capital for general corporate needs.

We evaluated the strategic direction of the company and believe that it is appropriate to complete our transformation to a company focused on cancer detection as the strategic focus of the business. Management believes that our greatest potential lies within the products and potential products within the Pharmaceutical and Biotechnology Business Units. Consequently, we entered into a stock purchase agreement to divest the Nutraceuticals Business Unit and completed the disposition on October 2, 2006. From the proceeds, we retired the debt outstanding under the Credit Facility and we plan to use the net proceeds from the sale to pursue opportunities that are focused on the development and commercialization of cancer detection products from our Pharmaceuticals and Biotechnology Business Units, which may involve a potential acquisition to increase our ability to deliver ViziLite® and OraTest®, our oral cancer detection product, into the dental marketplace, and for our working capital needs.

We anticipate that our current cash and cash equivalents, along with cash generated from operations and working capital management, the sale of non-core assets, and proceeds from the issuance of common stock under our employee stock option and stock purchase programs are adequate to fund our current level of operations over the next 12 months. However, in order to complete this shift in our strategic direction, we will likely need to raise additional funds. If we are unable to obtain financing on acceptable terms, or at all, we may be required to (i) delay or not complete the potential acquisition; (ii) delay, scale back or eliminate some or all of our research and product development programs or acquisition activity; (iii) limit the marketing of our products; or (iv) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Fiscal Years Ended July 31,
	2006	2005

Net cash used in operating activities	$(20,809)	$(7,387)
Net cash provided by (used in) investing activities	(5,290)	16,588
Net cash provided by (used in) financing activities	17,119	57

	July 31,	July 31,
	2006	2005

Cash and cash equivalents	$3,958	$12,938
Working capital	(6,854)	22,824
Current ratio	0.8	3.3

At July 31, 2006, our primary sources of liquidity included cash and cash equivalents of approximately $3.9 million compared to approximately $12.9 million at July 31, 2005. Our working capital was approximately $(6.9) million at July 31, 2006 compared to approximately $22.8 million at July 31, 2005. The primary causes for the working capital decrease are (i) the current obligation classification of our secured term loan facility, which was repaid in October 2006, (ii) the reduction in accounts receivable at our Nutraceuticals Business Unit resulting from its sales downturn, and (iii) the decline in our cash balance, which resulted from funding our operating loss.

Operating Activities

Net cash used in operating activities was $20.8 million during the fiscal year ended July 31, 2006 compared to $7.4 million during the same period last year. The increase in net cash used in operating activities during this period resulted primarily from the funding of our operating loss, the increase in inventory arising from lower than anticipated sales levels, a decrease in our accounts payable and accrued liabilities, and business development costs related to the disposition of the Nutraceuticals Business Unit and the potential acquisition. These uses were offset primarily by (i) non-cash items related primarily to depreciation and amortization, stock based compensation, and financing costs and discounts related to our Credit Facility; and (ii) a decrease in accounts receivable of $7.5 million.

Investing Activities

Net cash used in investing activities during the fiscal year ended July 31, 2006 was $5.3 million compared to net cash provided by investing activities of $16.6 million for the comparable period of fiscal 2005. Cash was used to increase the restricted cash collateral for the letter of credit supporting the IDA bonds and for capital asset purchases and expenditures for patents and trademarks. Capital expenditures for property and equipment were $1.0 million for the fiscal year ended July 31, 2006 compared to $1.9 million for the fiscal year ended July 31, 2005. Our capital expenditures were directed toward investments in (i) an improved Ester-C ® production and development capability at the Nutraceuticals Business Unit, and (ii) preparations for commercialization of T-Blue630tm and OraTest® in the Biotechnology Business Unit. The prior year results include $11.0 million of net proceeds associated with the Zilactin disposition.

Financing Activities

Net cash provided by financing activities for the fiscal year ended July 31, 2006 was $17.1 million compared to $57,000 during the comparable period of fiscal 2005. Proceeds from the term loan under our new Credit Facility were the primary source of funds in the current year while issuance of common stock under our employee stock purchase plan and exercised stock options provided funds in both years. Short-term borrowings under our previous line of credit with Wells Fargo Bank provided funding during the period. On March 24, 2006, we repaid $3.5 million outstanding under the Wells Fargo line of credit with proceeds from the new term loan.

Income Taxes

At July 31, 2006, we had net operating loss (“NOL”) carry forwards for federal tax purposes of approximately $40.2 million that expire in years 2009 through 2026. Our ability to utilize the federal NOL carry forwards may be impaired if we continue to incur operating losses. Valuation allowances were provided for the entire amount of our net deferred tax assets.

Black Diamond Credit Facility

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

Balances under the Term Loan Facility accrued interest at a rate per annum of 14.00%, of which 10% per annum is payable monthly in arrears and the remainder was added to the principal balance outstanding under the Term Loan Facility. The Credit Facility was set to mature on March 24, 2008. The Credit Facility contained affirmative and negative covenants, and events of default, including, but not limited to, certain restrictions related to the use of proceeds, payment of dividends, the redemption of preferred stock, capital expenditures, and the entering into of guarantees, acquisitions, mergers or consolidations, maintaining certain financial covenants relating to earnings and cash levels, restrictions on incurring or canceling indebtedness, restrictions on incurring liens, restrictions on disposing of assets, making investments, making payments on debt instruments, entering into affiliate transactions, entering into sale/leaseback transactions, and amending existing contracts. The Credit Facility was secured (i) with certain exceptions, by a first priority interest in substantially all of our assets, and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries. The Credit Facility contained minor prepayment penalties associated with repaying or refinancing the outstanding balances within six months of March 24, 2006. At July 31, 2006, $19.9 million was outstanding under the Credit Facility.

In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs, which are amortized to interest expense over the two-year term of the loan on a straight-line basis, which approximates the effective interest method. Interest expense related to these costs was $400,000 for the fiscal year ended July 31, 2006.

On March 24, 2006, in connection with entering into the Credit Facility, we terminated and repaid $3.5 million outstanding under our Credit and Security Agreement (the “Wells Fargo Facility”) dated as of February 6, 2004 between Zila, Inc. and certain of its subsidiaries and Wells Fargo Business Credit, Inc and paid termination fees of $205,000 which were recorded in Other Expense.

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

As consideration for entering into the Credit Facility, we issued a warrant to BDCF to purchase 1.2 million shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, namely BDC Finance, L.L.C. (“BDC”). The warrant initially had an exercise price of $3.79 per share and expires March 24, 2011. As consideration and inducement to enter into the First and Fifth Amendments to Credit Agreement, the exercise price of the warrant was reduced to $3.14 and $2.22 per share, respectively. We recorded debt discount of $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant. Pursuant to a registration rights agreement entered into in connection with the credit facility, we were required to register with the Securities and Exchange Commission the common stock underlying the warrant. In accordance with Emerging Issues Task Forces Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), we recorded a warrant liability at March 24, 2006, of $2.2 million representing the fair value of the warrant shares. We re-value the warrant at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. At July 31, 2006, the fair value of the warrant liability increased $137,000 resulting in a charge to earnings. The warrant is exercisable at any time during its five-year contract term and is included in current liabilities in our balance sheet. The re-pricing of the warrant from $3.79 to $3.14 per share had the effect of increasing the value of the warrant by approximately $171,000.

On June 6, 2006, we entered into the First Amendment to the Credit Facility. The amendment waived the requirement to comply with certain financial covenants for specified periods, required the re-pricing of the warrant that was issued in connection with the Credit Facility, amended the restricted payment provisions to allow for the payment for the dividends under our Series B convertible preferred stock, amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and required the payment of $200,000 in fees.

On August 1, 2006, Zila, Inc. received a notice of default and reservation of rights letter from BDCF, in connection with non-compliance with certain minimum EBITDA financial covenants with respect to the Nutraceuticals Business Unit contained in the Credit Agreement. On August 4, 2006, the Borrowers entered into a Second Amendment to Credit Agreement and Waiver. This amendment, among other things,: (i) waived the requirement to comply with certain minimum EBITDA financial covenants with respect to the Nutraceuticals Business Unit for the month of June 2006, (ii) included additional financial reporting requirements related to minimum unrestricted cash, cash flow forecasts and related certifications, (iii) amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and (iv) required the payment of a $150,000 amendment fee. This amendment waived any existing defaults related to this minimum EBITDA financial covenant and a few other minor defaults related to the Credit Agreement.

On August 18, 2006, the Borrowers entered into a Third Amendment to Credit Agreement and Waiver (the “Third Amendment”). Among other things, the Third Amendment: (i) reduced the minimum unrestricted balance of cash and cash equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; (ii) allowed for prepayment of indebtedness if such prepayment is in conjunction with the Stock Purchase Agreement by and between NBTY, Inc. and the Company dated as of August 13, 2006 (the “Stock Purchase Agreement”); (iii) added as an Event of Default (as defined in the Credit Agreement) termination of the Stock Purchase Agreement on or before October 31, 2006;(iv) waived the requirement to comply with the minimum unrestricted cash covenant for the week ended August 11, 2006; and (v) required the payment of a $50,000 amendment fee.

On August 31, 2006, the Borrowers entered into a Fourth Amendment to Credit Agreement and Waiver (the “Fourth Amendment”). Among other things, the Fourth Amendment: (i) modified the date on which the Borrowers must furnish to BDCF certain of their unaudited consolidated financial information; (ii) reduced the minimum unrestricted balance of cash and cash equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; and (iii) waived the requirement to comply with the minimum LTM EBITDA (as defined in the Credit Agreement) with respect to the Borrowers and the Nutraceuticals Business for the fiscal month ended July 31, 2006, and (iv) required the payment of a $100,000 amendment fee.

On September 25, 2006, the Borrowers entered into a Fifth Amendment to Credit Agreement and Waiver (the “Fifth Amendment”). Among other things, the Fifth Amendment: (i) modified the date on which the Borrowers must furnish to BDCF certain of their unaudited consolidated financial information; (ii) increased the minimum unrestricted balance of cash and cash equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; and (iii) waived the requirement to comply with the minimum LTM EBITDA (as defined in the Credit Agreement) with respect to the Borrowers and the Nutraceuticals Business for the fiscal month ended August 31, 2006, (iv) required the re-pricing of the warrant that was issued in connection with the Credit Facility to a price of $2.22 per share, and (v) required the payment of a $50,000 amendment fee. The re-pricing of the warrant from $3.14 to $2.22 per share had the effect of increasing the value of the warrant by approximately $220,000.

On October 2, 2006, we repaid approximately $20.0 million outstanding under the Credit Facility, plus accrued interest, from the proceeds of the disposition of the Nutraceuticals Business. Unamortized debt financing costs and debt discount will be written-off in the first fiscal quarter ended October 31, 2006. At July 31, 2006 unamortized deferred financing costs and debt discount for the Credit Facility were $3.7 million.

Industrial Development Revenue Bonds

In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.9% at July 31, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. As noted above, we have placed approximately $3.6 million in an interest bearing restricted collateral account to support this letter of credit. We, as the parent company, guarantee the letter of credit.

On September 28, 2006, we redeemed the Bonds for $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we will recognize a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.

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

Supply Arrangements

In the ordinary course of its business, our wholly-owned subsidiary, Zila Nutraceuticals, Inc., purchased ascorbic acid from several direct and broker-arranged suppliers. Zila Nutraceuticals, Inc. entered into three-year supply agreements with two major producers for the purchase of $26.7 million of ascorbic acid of which $13.4 million remains to be purchased in future periods. Ascorbic acid is the primary ingredient in our Ester-C® products. Purchases under one of these agreements commenced in July 2004, with the other agreement starting in January 2005. Upon the sale of the Nutraceuticals Business Unit on October 2, 2006, we are no longer obligated under these contracts.

Preferred Stock

On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. The Preferred stock dividends were $39,000 each year during fiscal 2006, 2005, and 2004, respectively. At July 31, 2006, accumulated accrued dividends are $9,750. The Series B Preferred can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price on our common stock for the five trading days immediately proceeding the date we give notice. The Series B Preferred shall be convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Series B Preferred will be converted into our common stock at a ratio of one-to-one.

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

EBITDA

The following discussion includes a presentation of EBITDA, which is utilized by our management as a measure of the performance of our business units. We define “EBITDA” as earnings (loss) before interest, taxes (income), depreciation and amortization. Other companies may define such financial measure differently. We consider EBITDA to be a meaningful measure of our ongoing operations that assists us in assessing our ability to fund our regulatory program and debt service and to finance the growth of our core businesses. We also believe that this non-GAAP financial measure is useful to provide stockholders and potential investors transparency with respect to supplemental information used by management in its financial and operational decision-making.

Although we use EBITDA as a financial measure to assess the performance of our business, we do not use it alone because it does not consider certain material costs, expenses and other items necessary to operate our business. These items include debt service costs, non-cash depreciation and amortization expense associated with long-lived assets and non-cash stock-based compensation and valuation expense associated with stock options and warrants that we have granted to our employees and others. Because EBITDA does not consider these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for net income (loss) as an indicator our financial performance in that net income (loss) provides a more complete measure of our performance.

Reconciliation of GAAP Measures to Non-GAAP Measure

	Fiscal Years Ended July 31,
	2006		2005	2004
	(Unaudited)
	(In thousands)

EBITDA	$(24,498)		$3,939	$(1,431)
Interest income	344		188	109
Interest expense	(2,152)		(196)	(342)
Depreciation and amortization	(3,036)		(2,746)	(2,671)
Income tax expense	(4)		(86)	(2)

Net income (loss)	$(29,346	)(b)	$1,099 (a)	$(4,337)

(a)	Includes the $9.8 million gain from the disposal of our Zilactin product line (see Note 2 of Notes to Consolidated Financial Statements).

(b)	Includes the $629,000 loss from the disposal of IST (see Note 2 of Notes to Consolidated Financial Statements).

Contractual Obligations

The table below summarizes our future cash contractual obligations at July 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31 (in thousands).

	2007	2008 & 2009	2010 & 2011	Thereafter	Total

Long-term debt	$18,289	$991	$491	$1,495	$21,266
Operating leases	430	687	316	—	1,433
Capital lease obligations	72	84	—	—	156
Purchase obligations	7,975	5,379	—	—	13,354

Total	$26,766	$7,141	$807	$1,495	$36,209

Purchase obligations include contractual arrangements for the purchase of raw materials that are legally binding and enforceable. These contractual arrangements specify all significant terms, including fixed or minimum quantities to be purchased, pricing provisions and the approximate timing of the transaction. The timing of payments for our purchase obligations is estimated based upon current information. The actual timing and amount of payment may differ from this estimate.

Purchase orders for raw materials and other goods and services are not included in the above table. Our purchase orders may represent authorizations to purchase rather than definitive binding contractual obligations. Contractual arrangements for goods and services that contain clauses allowing for cancellation without significant penalty are not included in the above table.

Upon the disposition of our Nutraceuticals Business Unit, on October 2, 2006, we no longer have purchase obligations of $13.4 million, obligations for operating leases of $242,000, and obligations for capital leases of $104,000.

We do not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we sell our products. There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. Note 1 to our consolidated financial statements “Nature of Business Activities and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. We believe our most critical accounting policies are as follows:

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

We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $70,000 at July 31, 2006 and $150,000 at July 31, 2005. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and valuation assumptions for share-based payments.

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

Our impairment analyses include significant estimates with respect to cash flows and fair values. The factors that affect these estimates include the following:

The cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed by us can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2006 of $5.7 million have been capitalized.

The cash flows used to measure long-lived assets related to the ViziLite® Plus products are dependent upon our ability to properly market the products to a sufficient number of dentists so they become integrated within their practice. ViziLite® Plus with TBlue630tm is a patented, FDA-cleared device for enhancing visualization of oral tissue abnormalities in patients at high risk for oral cancer. It consists of a disposable, chemiluminescent, low-wavelength light and Zila Tolonium Chloride lesion marking system. It is used in combination with traditional oral screening to increase identification, evaluation and monitoring of oral mucosal abnormalities. Achieving our sales goals requires significant training and education about the products’ attributes to the dental professionals. We have added significant marketing, sales and educational costs targeted towards achieving market acceptance within a reasonable timeframe, and we have revised our business model accordingly with current sales and costs assumptions. Net long-lived assets related to the ViziLite® products as of July 31, 2006 of $2.2 million have been capitalized.

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

Zila Pharmaceuticals Goodwill — Goodwill is related to the Peridex® product which was acquired from Procter & Gamble in November 1997. At July 31, 2006, the carrying value of the Peridex goodwill was $4.0 million. We review the carrying value of Zila Pharmaceuticals goodwill at least annually as of May 1 or, as described above, whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired.

Zila Nutraceuticals Goodwill — Goodwill and trademarks totaling approximately $10.7 million (net of accumulated amortization of $4.8 million) are related to the Ester-C® group of products. These assets were acquired by merger in 1997 and are combined for purposes of testing for impairment. We reviewed the carrying value of Zila Nutraceuticals goodwill as of May 1, 2006, and upon the disposition of our Nutraceuticals Business Unit on October 2, 2006, and determined that the carrying value of the asset was not impaired.

OraTest® — The purchase of CTM eliminated our obligation to pay royalties to CTM on future sales of the OraTest® product. The recoverability of the $2.6 million net purchased technology rights is dependent upon obtaining FDA approval and generating sufficient revenues from future sales of the OraTest® products. For purposes of testing recoverability, the following are grouped with purchased technology rights: (i) fixed assets of approximately $1.3 million (primarily related to our manufacturing facility); (ii) patents and patents pending of $1.8 million; and (iii) $428,000 of OraTest® clinical rinse and swab inventory, ZTCtm drug substance, the active ingredient in the OraTest® product, and its related components. We have prepared a probability-weighted analysis of potential future cash flows under various possible outcomes. Significant assumptions in the analysis include the expected date and overall likelihood of FDA approval, cost of the remaining regulatory program, cost of the marketing roll out, future net cash flows associated with sales of the products and the probabilities assigned to each possible outcome. The assumptions included in the analysis are updated whenever events or changes in circumstances indicate that the carrying amount may be impaired.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our fiscal year beginning August 1, 2007. We are currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning August 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements but do not believe that its adoption will have a material effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).” This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis.

Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us would be our fiscal year beginning August 1, 2007. We do not expect that the adoption of SFAS No. 155 will have a material impact to our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

With the redemption of the Bonds on September 28, 2006, our exposure to market risk for a change in interest rates relates primarily to our investments, which consists of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value at July 31, 2006 approximates market value and at maturity. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

We also have market risk arising from changes in foreign currency exchange rates through our subsidiaries that conduct business in Canada and Europe and through a subsidiary that uses the British pound as its functional currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts denominated in foreign currency.

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

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006, based on the framework and criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management reviewed the results of our assessment with the Audit Committee of our Board of Directors.

BDO Seidman, LLP, the independent registered public accounting firm that audited our consolidated financial statements for the fiscal year ended July 31, 2006 included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006. Their report is included herein under the heading “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.”

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Zila, Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, cash flows, and schedule for the years then ended, and our report dated October 5, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Phoenix, Arizona
October 5, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item relating to our directors and nominees, and regarding compliance with Section 16(a) of the Securities Act of 1934, will be included under the captions “Proposal One: Election of Directors,” “Board Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on December 14, 2006 (the “Proxy Statement”) and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” in the Proxy Statement.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted in the “Corporate Governance” section of the Investor Relations portion of our website at www.zila.com and is titled “Code of Business Conduct.” We also have a “Code of Ethical Conduct for Financial Personnel” which applies solely to our finance personnel and which is posted in the same place on our website. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics relating to an executive officer by posting such information on our website, unless otherwise required by Nasdaq Market Place Rules to disclose any such waiver on Form 8-K.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of directors. The procedures for submitting shareholder nominations or recommendations will be included under the caption “director Nomination Process” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item will be included under the captions “Proposal One: Election of Directors — Board Compensation,” “Employment and Severance Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation and Other Information” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included under the caption “ZILA Share Ownership,” and the information required by this item relating to securities authorized for issuance under equity compensation plans will be included under the caption “Equity Compensation Plan Information,” in each case in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be included under the caption “Certain Relationships and Related Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included under the captions “Audit and Related Fees” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.
(a)(2)	Financial Statement Schedule. The Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.
(a)(3)	The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of October, 2006.

ZILA, INC., a Delaware corporation

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

Signature	Title	Date

/s/ DOUGLAS D. BURKETT, PH.D. Douglas D. Burkett, Ph.D.	Chairman of the Board, President, and Chief Executive Officer	October 10, 2006

/s/ DAVID R. BETHUNE David R. Bethune	Director	October 10, 2006

/s/ LESLIE H. GREEN Leslie H. Green	Director	October 10, 2006

/s/ CHRISTOPHER D. JOHNSON Christopher D. Johnson	Director	October 10, 2006

/s/ KURT R. KRAUSS Kurt R. Krauss	Director	October 10, 2006

/s/ MICHAEL S. LESSER Michael S. Lesser	Director	October 10, 2006

/s/ S. TIMOTHY ROSE S. Timothy Rose	Director	October 10, 2006

APPENDIX F

ZILA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc and subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, Zila, Inc. adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zila Inc.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 5, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Phoenix, Arizona
October 5, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows of Zila, Inc. and subsidiaries (the “Company”) for the year ended July 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(3). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Zila, Inc. and subsidiaries for the year ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on June 27, 2005, the Company sold substantially all of the assets of its Zilactin brand over-the-counter lip and oral care products. On July 21, 2006, the Company sold substantially all of the assets of the Innovative Swab Technology, Inc. (“IST”) business. Zilactin and IST’s results of operations have been classified as discontinued operations in all periods presented.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 13, 2004 (October 7, 2005, as to the effects of the Zilactin discontinued operations and October 9, 2006, as to the effects of the IST discontinued operations, both described in Note 2 to the consolidated financial statements)

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31, 2006 and 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,958,190	$12,937,517
Restricted cash collateral	3,610,950	527,783
Trade receivables — net of allowances of $70,000 and $150,000	3,764,022	11,422,743
Inventories — net	9,698,810	6,024,266
Prepaid expenses and other current assets	1,938,188	1,726,778

Total current assets	22,970,160	32,639,087
PROPERTY AND EQUIPMENT — net	8,410,580	9,691,686
PURCHASED TECHNOLOGY RIGHTS — net	2,552,937	3,031,613
GOODWILL — net	6,930,192	6,930,192
TRADEMARKS AND OTHER INTANGIBLE ASSETS — net	12,554,397	12,652,564
DEFERRED FINANCING COSTS AND OTHER ASSETS	2,945,679	473,095

TOTAL ASSETS	$56,363,945	$65,418,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,753,785	$5,397,213
Accrued liabilities	4,156,030	3,717,630
Warrant liability	2,369,965	—
Short-term borrowings	30,347	154,335
Deferred revenue and deferred gain on sale leaseback	152,976	221,726
Current portion of long-term debt and capital lease obligations	18,361,113	323,758

Total current liabilities	29,824,216	9,814,662
Deferred revenue and deferred gain on sale leaseback	228,635	553,486
Long-term debt and capital lease obligations — net of current portion	3,060,011	3,328,139

Total liabilities	33,112,862	13,696,287

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value — 65,000,000 shares authorized, 46,007,593 shares and 45,864,050 shares issued and outstanding	46,008	45,864
Capital in excess of par value	85,305,331	84,372,257
Accumulated other comprehensive loss	(82,678)	(63,924)
Accumulated deficit	(61,929,007)	(32,543,676)
Common stock in treasury, at cost, 218,411 shares	(551,071)	(551,071)

Total shareholders’ equity	23,251,083	51,721,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,363,945	$65,418,237

The accompany notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004

Net revenues	$28,188,419	$43,488,867	$36,681,761
Cost of products sold (exclusive of depreciation shown separately below)	11,500,872	14,272,895	13,485,155

Gross profit (exclusive of depreciation shown separately below)	16,687,547	29,215,972	23,196,606
Operating costs and expenses:
Marketing and selling	17,986,349	15,718,486	9,416,580
General and administrative	13,493,846	11,039,704	9,951,093
Research and development	7,775,592	7,181,206	5,932,870
Depreciation and amortization	2,726,835	2,413,525	2,168,909

	41,982,622	36,352,921	27,469,452

Loss from operations	(25,295,075)	(7,136,949)	(4,272,846)

Other income (expense):
Interest income	343,521	187,712	108,525
Interest expense	(2,152,221)	(195,080)	(342,105)
Derivative expense	(136,772)	—	—
Gain on sale leaseback of building	—	—	470,462
Loss on sale of assets	(27,387)	(6,202)	(2,731)
Other expense	(476,998)	(114,005)	(134,458)

	(2,449,807)	(127,575)	99,693

Loss from continuing operations before income taxes	(27,744,882)	(7,264,524)	(4,173,153)
Income tax expense	(3,600)	(8,300)	(2,106)

Loss from continuing operations	(27,748,482)	(7,272,824)	(4,175,259)

Discontinued operations:
Loss from operations	(968,987)	(1,330,741)	(161,552)
Net (loss) gain on disposal	(628,862)	9,781,029	—
Income tax expense	—	(78,000)	—

Income (loss) from discontinued operations	(1,597,849)	8,372,288	(161,552)

Net income (loss)	(29,346,331)	1,099,464	(4,336,811)
Preferred stock dividends	39,000	39,000	39,000

Net income (loss) attributable to common shareholders	$(29,385,331)	$1,060,464	$(4,375,811)

Basic net income (loss) per common share:
Loss from continuing operations	$(0.61)	$(0.16)	$(0.10)
Income (loss) from discontinued operations	(0.03)	0.18	—

Net income (loss)	$(0.64)	$0.02	$(0.10)

Weighted average shares outstanding	45,702,651	45,564,562	45,333,794
Diluted net income (loss) per common share:
Loss from continuing operations	$(0.61)	$(0.16)	$(0.10)
Income (loss) from discontinued operations	(0.03)	0.18	—

Net income (loss)	$(0.64)	$0.02	$(0.10)

Weighted average shares outstanding	45,702,651	45,564,562	45,333,794

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004

Net income (loss)	$(29,346,331)	$1,099,464	$(4,336,811)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,754)	9,529	2,191

Comprehensive income (loss)	$(29,365,085)	$1,108,993	$(4,334,620)

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustments	Loss

Balance at July 31, 2004	$(73,453)	$(73,453)
Other comprehensive income	9,529	9,529

Balance at July 31, 2005	(63,924)	(63,924)
Other comprehensive loss	(18,754)	(18,754)

Balance at July 31, 2006	$(82,678)	$(82,678)

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended July 31, 2006, 2005 and 2004

								Accumulated
			Common Stock		Capital in			Other	Total
	Preferred Stock			Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity

BALANCE, JULY 31, 2003	100,000	$462,500	45,439,893	$45,440	$83,115,533	$(29,228,329)	$(571,373)	$(75,644)	$53,748,127
Warrants issued for services provided					28,028				28,028
Dividends on preferred stock						(39,000)			(39,000)
Issuance of common stock under employee stock purchase plan			76,803	77	249,883				249,960
Exercise of common stock options and warrants			206,600	206	440,001				440,207
Trylon shares adjustment to market value					135,468				135,468
Foreign currency translation								2,191	2,191
Net loss						(4,336,811)			(4,336,811)

BALANCE, JULY 31, 2004	100,000	462,500	45,723,296	45,723	83,968,913	(33,604,140)	(571,373)	(73,453)	50,228,170
Dividends on preferred stock						(39,000)			(39,000)
Issuance of common stock under employee stock purchase plan			66,519	67	223,017				223,084
Exercise of common stock options and warrants			74,235	74	127,882				127,956
Issuance of common stock from treasury					3,445		20,302		23,747
Trylon shares adjustment to market value					49,000				49,000
Foreign currency translation								9,529	9,529
Net income						1,099,464			1,099,464

BALANCE, JULY 31, 2005	100,000	462,500	45,864,050	45,864	84,372,257	(32,543,676)	(551,071)	(63,924)	51,721,950
Dividends on preferred stock						(39,000)			(39,000)
Issuance of common stock under employee stock purchase plan			49,913	50	153,874				153,924
Exercise of common stock options and warrants			93,630	94	171,850				171,944
Stock-based compensation expense					607,350				607,350
Foreign currency translation								(18,754)	(18,754)
Net loss						(29,346,331)			(29,346,331)

BALANCE, JULY 31, 2006	100,000	$462,500	46,007,593	$46,008	$85,305,331	$(61,929,007)	$(551,071)	$(82,678)	$23,251,083

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2006, 2005, 2004

	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$(29,346,331)	$1,099,464	$(4,336,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization continuing operations	2,726,835	2,413,525	2,168,909
Depreciation and amortization discontinued operations	309,376	331,961	502,031
Amortization of financing costs	487,556	36,418	186,086
Amortization of term loan discount	393,219	—	—
Non-cash interest on term loan	283,981	—	—
Non-cash derivative expense	136,722
Loss (gain) from sale of discontinued operations	628,862	(9,781,029)	—
Loss (gain) on sale of assets	27,387	6,202	(467,731)
Impairment of assets	—	—	288,940
Non-cash research and development expense	—	49,000	72,187
Non-cash stock-based employee compensation expense	527,700	42,860	65,827
Non-cash charge for options issued to outside parties	102,808	—	—
Other non-cash items — net	(193,986)	(7,912)	(26,131)
Change in assets and liabilities:
Receivables — net	7,498,718	(3,395,402)	(1,272,570)
Inventories	(3,920,543)	(200,796)	1,268,369
Prepaid expenses and other assets	(297,723)	68,567	1,576,773
Accounts payable and accrued liabilities	(173,173)	1,949,787	(3,654,487)

Net cash used in operating activities	(20,808,592)	(7,387,355)	(3,628,608)

INVESTING ACTIVITIES:
Additions to property and equipment	(1,017,726)	(1,871,230)	(1,276,811)
Additions to intangible assets	(1,115,497)	(553,122)	(723,967)
Restricted cash deposited to collateralize letter of credit	(3,083,167)	(10,430)	(517,353)
Net proceeds from sale of assets	8,289	500	1,721,876
Acquisition of operations	(723,826)	—	—
Net proceeds from disposition of discontinued operations	641,750	11,022,608	—
Proceeds from sale of short-term investments	—	8,000,000	3,950,000
Purchases of short-term investments	—	—	(11,950,000)

Net cash provided by (used in) investing activities	(5,290,177)	16,588,326	(8,796,255)

FINANCING ACTIVITIES:
Short-term borrowings (repayments), net	(123,988)	154,335	(154,793)
Proceeds from secured term loan	20,000,000	—	—
Financing costs	(2,285,237)	—	(91,531)
Principal payments on long-term debt	(735,043)	(347,034)	(442,639)
Proceeds from issuance of common stock	302,710	317,580	652,757
Dividends paid to preferred stockholders	(39,000)	(68,250)	(19,500)

Net cash provided by financing activities	17,119,442	56,631	(55,706)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,979,327)	9,257,602	(12,480,569)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,937,517	3,679,915	16,160,484

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,958,190	$12,937,517	$3,679,915

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2006, 2005 and 2004

1.	Nature of Business Activities and Summary of Significant Accounting Policies

Nature of Business Activities

Zila, Inc. and subsidiaries (“Zila”), a Delaware corporation, is an innovator in preventive healthcare technologies and products, focusing on enhanced body defense and the detection of pre-disease states.

As of the fiscal year ended July 31, 2006, our business was organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit included Zila Nutraceuticals, Inc., a manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamin C and vitamin E. The Zila Pharmaceuticals Business Unit included Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the plastic molded products of Zila Swab Technologies, Inc., dba Innovative® Swab Technologies (“IST”) which was sold on July 21, 2006, and the Zilactin® family of products which was sold on June 27, 2005, as more fully described in Note 2. The Zila Biotechnology Business Unit included Zila Biotechnology Inc., Zila Technical, Inc., and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system.

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

Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Limited., Zila Technical, Inc., and Zila Swab Technologies, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

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

In our Biotechnology Business Unit, the cash flows used to measure long-lived assets related to the OraTest® product are dependent upon obtaining FDA approval and generating sufficient revenues from sales of the OraTest® product. The rigorous clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug can be marketed can take a number of years and require the expenditure of substantial resources. However, obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not be ultimately obtained. The length of the FDA review period varies considerably, as does the amount of clinical data required to demonstrate the safety and efficacy of a specific product. Net long-lived assets related to the OraTest® product as of July 31, 2006 of $5.7 million have been capitalized.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Reclassifications — For comparative purposes, prior year amounts related to discontinued operations and certain immaterial amounts were reclassified to conform to current year presentation.

Business Concentration — We extend credit on a non-collateralized basis primarily to manufacturing companies and wholesale distributors in the United States, Canada and 23 other foreign countries. We perform periodic credit evaluations of our customer’s financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses.

For each of the last three fiscal years, there have been sales to significant customers in the Nutraceuticals Business Unit. Sales to these major customers, which comprised 10% or more of net revenues for the fiscal years 2006, 2005 and 2004, respectively, were as follows:

	Fiscal Years Ended July 31,
	2006	2005	2004

Customer A	15%	41%	34%
Customer B	11%	12%	13%

The following customers accounted for 10% or more of our net accounts receivable as of July 31, 2006 and 2005:

	2006		2005

Nutraceuticals Business Unit:
Customer A	*	%	25%
Customer B	*		18
Customer C	15		*
Customer D	11		*
Pharmaceuticals Business Unit:
Customer E	15		11

*	Less than 10%

Our cash and cash equivalents are maintained with financial institutions with high credit standings. However, our balances at these financial institutions exceed federally insured limits.

Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

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

Cash and Cash Equivalents — Cash equivalents include highly liquid investments purchased with remaining maturities of three months or less. As more fully described in Note 6, under our borrowing arrangements we are required to maintain cash and cash equivalents, and restricted cash at defined levels.

Restricted Cash — Under the terms of our Replacement Letter of Credit agreement as more fully described in Note 6, we are required to maintain an interest bearing cash collateral account representing the difference between the replacement letter of credit amount and the maximum commitment amount, as defined. These funds are maintained in highly liquid investments with remaining maturities of three months or less.

Allowances for Doubtful Accounts and Sales Returns — We provide for an allowance for doubtful accounts based on historical experience and a review of our accounts receivable. Receivables are presented net of allowances for doubtful accounts and for sales returns of $70,000 at July 31, 2006 and $150,000 at July 31, 2005. We evaluate these estimates on a monthly basis and revise them as necessary.

Inventories — Inventories consist of finished goods, work in process and raw materials and are stated at the lower of cost (first-in, first-out method) or market. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions. We records provisions for inventory obsolescence as part of cost of sales. Inventories are presented net of allowances relating to the above provisions.

Property and Equipment — Property and equipment are stated at cost and are depreciated using the straight-line method over their respective estimated useful lives, ranging from 3 to 40 years. Leasehold improvements and capital leased assets are depreciated over the lease term or the estimated useful life, whichever is shorter.

Listed below are the ranges of useful lives by property and equipment category:

Building	40 years
Building improvements	15 years
Leasehold improvements	5-7 years
Furniture and equipment	3-10 years
Production, laboratory and warehouse equipment	7-10 years

Long-Lived Assets — We review the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including intangibles with estimated useful lives, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and its related interpretations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of recoverability is performed using such information as the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying value, the work of specialists, and other available information to determine if impairment exists. An impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset and is recognized as a charge against current operations. If impairment exists, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

In fiscal year 2004, an asset impairment charge of approximately $289,000 was recorded related to the write down of fixtures, equipment, patents and trademarks of IST. The expected future cash flows for these assets were used to determine the amount of impairment. The charge is included in discontinued operations under “Loss from operations”.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Goodwill and Other Intangible Assets — As more fully described in Note 5, our intangible assets consist primarily of goodwill, purchased technology rights, patents, and trademarks and are accounted for under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”.)

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is an indefinite lived asset and is not amortized. Rather, it is assessed at least annually for impairment using a fair value approach. Purchased technology rights, patents, trademarks and other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 4 to 30 years.

We review the carrying amounts of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of other intangible assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Annually we test goodwill for impairment as of May 1, the first day of our fourth fiscal quarter. During the quarter ended April 30, 2005, we changed the date of our annual goodwill impairment test from April 30, the last day of our third fiscal quarter. We selected this date to perform our annual goodwill impairment test because we believe that such date better aligns with our annual planning and budgeting process, providing efficiencies and savings in professional fees. We believe that the change will not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative date which is preferable. We completed our fiscal 2006 assessment in our fourth quarter and determined that there was no impairment.

Share-Based Payments — We account for share-based compensation plans using the fair value method established by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which we adopted effective August 1, 2005, as more fully described in Note 7. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense or income tax expense, which could be material to our results of operations. The costs related to share-based payment arrangements are recorded in the same financial statement caption as the employee’s cash compensation.

Deferred Financing Costs — Deferred financing costs are amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. If debt is retired early, the unamortized deferred financing costs are written-off in the period the debt is retired to other income (expense). As of July 31, 2006 and 2005, deferred financing costs-net were $2.1 million and $307,000, respectively.

Derivative Warrant Liability, Debt Discount Amortization and Fair Value Determination — As described more fully in Notes 6 and 7, in March 2006, we entered into a debt agreement that required issuance of a warrant to purchase 1.2 million shares of our common stock. As required under the debt agreement, we registered the common shares underlying the warrant with the Securities and Exchange Commission and must maintain such registration over the term of the warrant. The warrant is a freestanding derivative instrument, and we account for this arrangement in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”), as well as related interpretations of these standards. Accordingly, the obligation created by our

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. The fair value of the warrant was recorded as debt discount amortizable as interest expense over the life of the debt using the effective interest method. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.

Research and Development — The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled $7.8 million, $7.2 million, and $5.9 million in fiscal 2006, 2005 and 2004, respectively.

Advertising — We advertise primarily through television, radio and print media. Our policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $9.7 million for fiscal 2006, $10.0 million for fiscal 2005, and $6.4 million for fiscal 2004. These costs are included in marketing and selling expenses.

Shipping Costs — Costs of shipping products to customers are included in cost of products sold.

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred stock, stock options and warrants. For the fiscal years ended July 31, 2006, 2005 and 2004, the effect of 440,000, 482,000 and 874,000 shares, respectively, of convertible preferred stock, options and warrants were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

Comprehensive Income (Loss) — Net income (loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss), are included in Comprehensive Income. Such items consist primarily of foreign currency translation gains and losses.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our fiscal year beginning August 1, 2007. We are currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating the impact of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements but do not believe that its adoption will have a material effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).” This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact to our results of operations or financial position.

2.	Dispositions

As part of our strategy to focus our business operations on the development and commercialization of our products with the highest growth potential, during the past three fiscal years, we divested two components of the Pharmaceuticals Business Unit and completed a sale and leaseback of our corporate headquarters.

Pharmaceuticals Business Unit Dispositions — On July 21, 2006, our subsidiary Zila Swab Technologies, Inc. sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, an Illinois limited liability corporation for approximately $642,000 in cash and retained liabilities of $95,000. The sale resulted in a pre-tax loss of $629,000.

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

The sales of the IST and Zilactin® product lines meet the definition of a “component of an entity” and have been accounted for as a discontinued operation under SFAS No. 144. The results of operations for IST and Zilactin® have been classified as discontinued operations in all periods presented.

The results of the discontinued operations which were formerly reported in the Pharmaceuticals Business Unit are as follows (in thousands):

	Fiscal Years Ended July 31,
	2006	2005	2004

Net revenues from discontinued operations	$2,282	$7,234	$11,829
Loss on discontinued operations, net of tax	$(969)	$(1,331)	$(161)

Corporate Headquarters Sale of Assets — On January 30, 2004, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash proceeds. We realized a pre-tax gain of $1.2 million, of which we recognized approximately $470,000 in the quarter ended January 31, 2004. The $470,000 gain represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of $765,000 was deferred and will be amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease.

3.	Inventories

Inventories consist of the following at July 31 (in thousands):

	2006	2005

Finished goods	$4,380	$732
Work in process	439	579
Raw materials	4,937	4,853
Inventory reserves	(57)	(140)

Total inventories	$9,699	$6,024

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

4.	Property and Equipment

Property and equipment consists of the following at July 31 (in thousands):

	2006	2005

Land	$403	$403
Building and improvements	5,719	5,135
Furniture and equipment	2,679	2,856
Leasehold improvements and other assets	915	707
Production and warehouse equipment	6,063	7,821

Total property and equipment	15,779	16,922
Less accumulated depreciation and amortization	(7,368)	(7,230)

Property and equipment — net	$8,411	$9,692

Depreciation expense related to property and equipment for 2006, 2005 and 2004 for continuing operations was $1,305,000, $1,045,000, and $891,000, respectively. Depreciation expense related to property and equipment for 2006, 2005 and 2004 for discontinued operations was $262,000, $271,000, and $314,000, respectively. At July 31, 2006, assets of $296,000 were required to be capitalized in accordance with SFAS No. 13 “Accounting for Leases.” These capital leased assets are included in “furniture and equipment” and “production and warehouse equipment,” net of accumulated amortization of $124,000. Amortization expense related to these capital leased assets was $51,000.

5.	Intangible Assets

Intangible assets consist of the following at July 31 (in thousands):

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangibles:
Purchased technology rights	$7,419	$4,866	$2,553	$7,419	$4,387	$3,032
Trademarks and other intangible assets:
Trademarks	11,766	4,068	7,698	11,657	3,602	8,055
Patents	3,668	499	3,169	3,168	624	2,544
Licensing costs	3,162	1,475	1,687	3,162	1,108	2,054

Total trademarks and other intangible assets	18,596	6,042	12,554	17,987	5,334	12,653

Total amortizable intangible assets	26,015	10,908	15,107	25,406	9,721	15,685

Unamortizable intangible asset:
Goodwill	12,401	5,471	6,930	12,401	5,471	6,930

Total intangible assets	$38,416	$16,379	$22,037	$37,807	$15,192	$22,615

There was no change in the carrying amount of goodwill for the year ended July 31, 2006.

Amortization of intangible assets during fiscal 2006, 2005 and 2004 for continuing operations was $1,422,000, $1,369,000, and $1,278,000, and $47,000, $61,000, and $188,000 for discontinued operations, respectively. For

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

fiscal years 2007 through 2011, the amortization of intangibles is estimated to be approximately $1,400,000 each year.

6.	Debt

Debt consisted of the following at July 31 (in thousands):

	2006	2005

Short-term borrowings:
Installment note payable on insurance policies	$30	$154

Current portion of long-term debt:
Secured term loan, net of discount	$18,044	$—
IDA bond payable, Series A, current portion	245	245
Capital lease obligations, current portion	72	50
Note payable for equipment	—	29

Total current portion of long-term debt	$18,361	$324

Long-term debt:
Secured term loan	$19,884	$—
Less — unamortized discount on term loan	(1,840)	—
IDA bond payable, Series A	2,721	2,967
PharmaBio	500	500
Capital lease obligations	156	156
Notes payable for equipment	—	29

Total long-term debt	21,421	3,652
Less current portion	18,361	324

Long-term portion	$3,060	$3,328

Short-term Borrowing — On July 31, 2006 and 2005, we had short-term borrowings for installments due on certain insurance policies with interest rates from 6.0% to 7.6%.

Secured Term Loan — On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”) consisting of a $20 million term loan credit facility, available immediately, (the “Term Loan Facility”) and a $20 million incremental term loan facility (the “Tack-On Facility”), available upon the occurrence of certain events.

Balances under the Term Loan Facility accrued interest at a rate per annum of 14.00%, of which 10% per annum is payable monthly in arrears and the remainder was added to the principal balance outstanding under the Term Loan Facility. The Credit Facility was set to mature on March 24, 2008. The Credit Facility contained affirmative and negative covenants, and events of default, including, but not limited to, certain restrictions related to the use of proceeds, payment of dividends, the redemption of preferred stock, capital expenditures, and the entering into of guarantees, acquisitions, mergers or consolidations, maintaining certain financial covenants relating to earnings and cash levels, restrictions on incurring or canceling indebtedness, restrictions on incurring liens, restrictions on disposing of assets, making investments, making payments on debt instruments, entering into affiliate transactions, entering into sale/leaseback transactions, and amending existing contracts. The Credit Facility is secured (i) with certain exceptions, by a first priority interest in substantially all of our assets, and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries. The Credit Facility contained

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

minor prepayment penalties associated with repaying or refinancing the outstanding balances within six months of March 24, 2006. At July 31, 2006, $19.9 million was outstanding under the agreement.

In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs which are amortized to interest expense over the two year term of the loan using the effective interest method. Interest expense related to these costs was $400,000 for the fiscal year ended July 31, 2006.

On March 24, 2006, in connection with entering into the Credit Facility, we terminated and repaid $3.5 million outstanding under our Credit and Security Agreement (the “Wells Fargo Facility”) dated as of February 6, 2004 between Zila, Inc. and certain of its subsidiaries and Wells Fargo Business Credit, Inc and paid termination fees of $205,000 which were recorded in Other Expense.

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

As consideration for entering into the Credit Facility and as described in Note 7, we issued a warrant to BDCF to purchase 1.2 million shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, namely BDC Finance, L.L.C. (“BDC”). The warrant initially had an exercise price of $3.79 per share and expires March 24, 2011. As consideration and inducement to enter into the First and Fifth Amendments to Credit Agreement, described below, the exercise price of the warrant was reduced to $3.14 and $2.22 per share, respectively. We recorded debt discount of $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant as of March 24, 2006. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant. Such registration rights agreement provides for the payment of specified liquidated damages in the event that the Securities and Exchange Commission has not declared the applicable registration statement effective by specified deadlines and in the event we failed to subsequently maintain an effective registration statement. The registration rights agreement also provides indemnification and contribution remedies to BDC in connection with the resale of shares pursuant to such registration statement. The registration statement was declared effective by the SEC on June 26, 2006.

On June 6, 2006 we entered into the First Amendment to the Credit Facility. The amendment waived the requirement to comply with certain financial covenants for specified periods, required the re-pricing of the warrant that was issued in connection with the Credit Facility, amended the restricted payment provisions to allow for the payment for the dividends under our Series B convertible preferred stock, amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and required the payment of $200,000 in fees. The re-pricing of the warrant from $3.79 to $3.14 per share had the effect of increasing the value of the warrant by approximately $171,000.

On August 1, 2006, Zila, Inc. received a notice of default and reservation of rights letter from BDCF, in connection with non-compliance with certain minimum EBITDA financial covenants with respect to the Nutraceuticals Business Unit contained in the Credit Agreement. On August 4, 2006, the Borrowers entered into a Second Amendment to Credit Agreement and Waiver. This amendment, among other things,: (i) waived the requirement to comply with certain minimum EBITDA financial covenants with respect to the Nutraceuticals Business Unit for the month of June 2006, (ii) included additional financial reporting requirements related to minimum unrestricted cash, cash flow forecasts and related certifications, (iii) amended the timing for placement of a mortgage or deed of trust on the Prescott Facility, and (iv) required the payment of a $150,000 amendment fee. This amendment waived any existing defaults related to this minimum EBITDA financial covenant and a few other minor defaults related to the Credit Agreement.

On August 18, 2006, the Borrowers entered into a Third Amendment to Credit Agreement and Waiver (the “Third Amendment”). Among other things, the Third Amendment: (i) reduced the minimum unrestricted balance of

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

cash and Cash Equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; (ii) allowed for prepayment of indebtedness if such prepayment is in conjunction with the Stock Purchase Agreement by and between NBTY, Inc. and the Company dated as of August 13, 2006 (the “Stock Purchase Agreement”); (iii) added as an Event of Default (as defined in the Credit Agreement) termination of the Stock Purchase Agreement on or before October 31, 2006; (iv) waived the requirement to comply with the minimum unrestricted cash covenant for the week ended August 11, 2006; and (v) required the payment of a $50,000 amendment fee.

On August 31, 2006 the Borrowers entered into a Fourth Amendment to Credit Agreement and Waiver (the “Fourth Amendment”). Among other things, the Fourth Amendment: (i) modified the date on which the Borrowers must furnish to BDCF certain of their unaudited consolidated financial information; (ii) reduced the minimum unrestricted balance of cash and cash equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; and (iii) waived the requirement to comply with the minimum LTM EBITDA (as defined in the Credit Agreement) with respect to the Borrowers and the Nutraceuticals Business for the fiscal month ended July 31, 2006, and (iv) required the payment of a $100,000 amendment fee.

On September 25, 2006 the Borrowers entered into a Fifth Amendment to Credit Agreement and Waiver (the “Fifth Amendment”). Among other things, the Fifth Amendment: (i) modified the date on which the Borrowers must furnish to BDCF certain of their unaudited consolidated financial information; (ii) increased the minimum unrestricted balance of cash and cash equivalents (as defined in the Credit Agreement) required to be held by Borrowers at the end of each week; and (iii) waived the requirement to comply with the minimum LTM EBITDA (as defined in the Credit Agreement) with respect to the Borrowers and the Nutraceuticals Business for the fiscal month ended August 31, 2006, (iv) required the re-pricing of the warrant that was issued in connection with the Credit Facility to a price of $2.22 per share, and (v) required the payment of a $50,000 amendment fee. The re-pricing of the warrant from $3.14 to $2.22 per share had the effect of increasing the value of the warrant by approximately $220,000.

On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business and the Credit Facility was terminated. Upon termination of the Credit Facility, we will recognize a loss for the write-off of unamortized debt financing costs and debt discount in our fiscal quarter ended October 31, 2006. At July 31, 2006, unamortized deferred financing costs and debt discount for the Credit Facility were $3.7 million.

PharmaBio Development — In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Industrial Development Revenue Bonds — In April 1999, Zila Nutraceuticals, Inc. entered into a transaction with The Industrial Development Authority of the County of Yavapai (the “Authority”) in which the Authority issued Industrial Development Revenue Bonds (the “Bonds”). The proceeds from the Bonds were loaned to Zila Nutraceuticals, Inc. for the construction of a new manufacturing and laboratory facility. The initial offerings of Bonds consisted of $3.9 million Series A and $104,000 Taxable Series B Bonds and mature in 2019. The Series B Bonds were repaid. The Bonds bear a variable interest rate that was 3.9% at Jul 31, 2006. In connection with the issuance of the Bonds, the Authority required that Zila Nutraceuticals, Inc. maintain, for the benefit of the Bondholders, an irrevocable direct-pay letter of credit to secure payment of principal and interest. As noted above, we have placed approximately $3.6 million in an interest bearing restricted collateral account to support this letter of credit. We, as the parent company, guarantee the replacement letter of credit.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

On September 28, 2006, we redeemed Bonds in the amount of $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs, which will be reflected in our fiscal quarter ended October 31, 2006.

Capital Leases — We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.

Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-Term	Capital	Total
	Debt	Leases	Debt

2007	$18,289	$72	$18,361
2008	245	65	310
2009	746	19	765
2010	245	—	245
2011	245	—	245
2012 and thereafter	1,495	—	1,495

Total	21,265	156	21,421
Less current portion	18,289	72	18,361

Long-term portion	$2,976	$84	$3,060

7.	Stock Options and Warrants

Stock Options

Effective August 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Prior to August 1, 2005, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we applied APB No. 25 and related interpretations in accounting for our plans and, accordingly, did not recognize compensation expense for these plans because we issue options at exercise prices equal to the market value of our stock on the date of grant.

SFAS No. 123R requires all share-based payments to employees (including share-based payments granted to non-employee members of a company’s board of directors) to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of August 1, 2005, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, as defined by SFAS No. 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

SFAS No. 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Prior to the adoption of SFAS No. 123R, we recognized share-based employee compensation expense for restricted stock awards and for stock issuances under our employee stock purchase plan. No share-based employee compensation cost for our stock option awards has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.

The adoption of SFAS No. 123R resulted in incremental expense for employee share based compensation in fiscal 2006 of approximately $505,000 and had no tax effect since our deferred tax assets are fully offset by a valuation allowance due to our lack of earnings history.

Prior to the adoption of SFAS No. 123R, the Company presented no tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the fiscal year ended July 31, 2006.

Pro forma net income and earnings per share are as follows (amounts in thousands, except per share amounts):

	Fiscal Years Ended July 31,
	2005	2004

Stock based compensation expense assuming fair value method applied(1)	$3,915	$1,079

Net income (loss) attributable to common shareholders:
As reported	$1,060	$(4,376)
Fair value impact of employee stock compensation expense not included in net income (loss) as reported	3,872	1,013

Pro forma	$(2,812)	$(5,389)

Net income (loss) attributable to common shareholders per basic share outstanding:
As reported	$0.02	$(0.10)
Pro forma	$(0.06)	$(0.12)
Net income (loss) attributable to common shareholders per diluted share outstanding:
As reported	$0.02	$(0.10)
Pro forma	$(0.06)	$(0.12)

(1)	Includes stock-based compensation expense for stock options for employees and directors and Employee Stock Purchase Plan activity.

Stock-based compensation costs are reflected in the following financial statement captions for fiscal 2006:

Selling and marketing	$25
General and administrative	467
Research and development	26
Inventory	10

$528

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

The value of options is estimated on the date of grant using the Black-Scholes model based on the weighted average assumptions in the table below. The risk free interest rate is based on the U.S. Treasury rates with maturity dates approximately equal to the expected term of the grant. The historical volatility of our stock is used as the basis for the volatility assumption. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior.

	Fiscal Years Ended July 31,
	2006	2005	2004

Black-Scholes model assumptions:
Risk-free interest rate	4%	4%	4%
Expected volatility	67%	75%	75%
Expected term (in years)	5.0	6.4	5.7
Dividend yield	—	—	—

We have one active share-based stock award plan that provides for the grant of stock options and stock awards to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, generally ranging from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain options granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).There are 4.6 million registered shares available for grant.

Under the 1997 Stock Award Plan, our non-employee directors will receive an annual grant of 30,000 shares based on certain tenure and meeting attendance requirements as defined in the plan. In addition, our Board of Directors may grant discretionary awards to non-employee directors. These stock options vest quarterly in equal increments.

At July 31, 2006, we also have options for 24,600 shares outstanding at a weighted average exercise price of $7.04 under a 1988 Stock Option Award Plan. The options were issued at an exercise price no less than the market value at the date of grant and the options may be exercised at any time up to ten years from the date of grant. No shares were available for grant under this plan.

During fiscal 2006, we granted stock options to non-employee consultants to purchase 102,000 shares of common stock. These options are subject to variable accounting and are adjusted to current fair value each quarter during their vesting periods. During fiscal 2006, we recognized approximately $103,000 as general and administrative expense for these stock options.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

A summary of stock options activity within our stock award plan and changes for fiscal 2006 follow (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at July 31, 2005	2,345	$3.58
Granted	1,372	3.56
Exercised	(82)	2.09
Expired	(330)	4.30
Forfeited	(70)	3.50

Outstanding at July 31, 2006	3,235	$3.54	7.0	$878

Options exercisable at July 31, 2006	2,071	$3.53	5.9	$857

The weighted-average grant-date fair value of options granted to our employees and directors during fiscal 2006, 2005, and 2004 was $2.06, $2.86, and $2.48, respectively. The weighted average-average grant-date fair value of options granted to third party consultants was $2.19 for fiscal 2006. The total intrinsic value of options exercised during fiscal 2006, 2005, and 2004 was $123,200, $197,700, and $520,500. Cash received from option exercises during fiscal 2006, 2005 and 2004 was $171,900, $128,000 and $440,200, respectively, and was reflected as a financing activity in the accompanying Consolidated Statements of Cash flows under the caption, “proceeds from issuance of common stock.”

As of July 31, 2006, total unrecognized compensation cost related to unvested share-based compensation arrangements was approximately $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years. The total fair value of shares vested during 2006, 2005, and 2004 was $343,500, $4,068,000, and $700,800, respectively. On March 3, 2005, our Board of Directors approved the immediate vesting of all outstanding and unvested stock options previously granted under our 1997 Stock Award Plan to officers and employees, for which the option exercise price was above the closing price for our common stock on April 29, 2005. On such date, the closing price was $3.09. Options held by our non-employee directors were excluded from this acceleration. The immediate vesting of these options allowed us to avoid compensation expense in future periods since these options were granted prior to the adoption of SFAS No. 123R.

Warrants

As of July 31, 2006, we have warrants outstanding for 1.3 million shares of our common stock. We issued these warrants to financial and medical advisors in connection with services provided. These warrants were valued using a Black Scholes model, and the value of warrants issued for services was charged to expense.

On March 24, 2006, in connection with the Credit Facility described and defined in Note 6, we issued a warrant to purchase 1.2 million shares of our common stock at $3.79 per share. In connection with the First and Fifth Amendments to Credit Agreement, described in Note 6, the exercise price of such warrant was reduced to $3.14 and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Activity related to such warrants, which expire at various dates through March 2011, is summarized as follows (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at July 31, 2005	133	$1.69
Granted	1,200	3.14
Exercised	(16)	0.989
Forfeited/expired	(15)	4.50

Outstanding at July 31, 2006	1,302	3.00	4.4	$383

Warrants exercisable at July 31, 2006	1,302	3.00	4.4	$383

Stock Purchase Plan

Under the Zila, Inc. Employee Stock Purchase Plan, we are authorized, as of July 31, 2001, to issue up to 2,000,000 shares of common stock to our eligible employees, nearly all of whom are eligible to participate. Eligible employees may have up to 15% of eligible compensation withheld and/or they may make a lump sum payment on the last day of the offering to purchase our common stock. The purchase price for each share of stock is 85% of the lower of the closing price on the first or last day of the offering period. A total of 49,900, 66,500 and 76,800 shares were purchased in fiscal 2006, 2005 and 2004, respectively, for aggregate proceeds of $131,000, $190,000, and $213,000, respectively. Our Employee Stock Purchase Plan is compensatory as defined under SFAS No. 123, and accordingly we recognized non-cash stock-based compensation expense of $23,000, $33,000, and $37,000 in fiscal 2006, 2005 and 2004, respectively. There are 1.6 million shares available for grant under this plan.

8.	Income Taxes

The consolidated income tax benefit (provision) consists of the following for the years ended July 31 (in thousands):

	2006	2005	2004

Current:
Federal	$—	$—	$—
State	(4)	(8)	(2)

Total current	(4)	(8)	(2)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total consolidated income tax (benefit) provision	$(4)	$(8)	$(2)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

A reconciliation of the federal statutory rate to the effective income tax rate for the years ended July 31 is as follows:

	2006		2005	2004

Federal statutory rate	(35	) %	35%	(35)%
Adjustments:
State income taxes — net of federal tax effects	—		4	—
Non-deductible meal and entertainment expenses	—		2	1
Non-deductible intangible amortization	1		13	4
Increase (decrease) in valuation allowance	34		(53)	30

Effective tax rate	0%		1%	0%

The components of deferred income tax assets and liabilities for the years ended July 31 are shown below (in thousands):

	2006	2005

Deferred income tax assets:
Net operating loss carry forwards	$16,056	$4,151
Book basis versus tax basis differences	481	947
Alternative minimum tax credit	230	230
Miscellaneous reserves and accruals	382	637
Stock based compensation	143	—
Other	266	82

Total deferred income tax assets	17,558	6,047

Deferred income tax liabilities:
Depreciation and amortization	(78)	(113)
Federal income tax on state NOL carryforwards	(697)	(74)
Other	(378)	(254)

Total deferred income tax liabilities	(1,153)	(441)

Valuation allowance	(16,405)	(5,606)

Net deferred income tax assets	$—	$—

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes. We have recorded a valuation allowance for our net deferred tax assets due to a lack of earnings history. We regularly review our past earnings history and trends and projections of future net income to determine whether a valuation allowance is needed. During fiscal years 2006, 2005 and 2004, we determined that it was more likely than not that certain future tax benefits would not be realized. Accordingly, valuation allowances were provided for the entire amount of the net deferred tax assets in these years.

At July 31, 2006, we had federal net operating loss carry forwards of approximately $40.2 million which expire in years 2009 through 2026.

The other comprehensive loss in fiscal year 2006 ($18,800) and the other comprehensive income in fiscal years 2005 ($9,500) and 2004 ($2,200) reflect no income tax effect due to the recording of valuation allowances.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

9.	Supplemental Schedule of Cash flow Information

Supplemental cash flow information for the three fiscal years ended July 31 follows (in thousands):

	2006	2005	2004

Interest paid	$976	$168	$158
Income taxes paid	102	14	193
Capital lease obligation for new equipment	65	6	232
Non-cash effect of removal of contractual restrictions on issued common stock		49	135
Liability satisfied through issuance of warrants	—	—	28

10.	Convertible Preferred Stock

On February 1, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock to National Healthcare Manufacturing Corporation, as part of the acquisition of IST. The preferred stock is convertible into shares of common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law. We paid dividends of $39,000, $68,250, and $19,500 during fiscal years 2006, 2005, and 2004, respectively. At July 31, 2006, accumulated accrued dividends are $9,750.

11.	Treasury Stock

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

12.	Leases

We lease offices, warehouse facilities and certain equipment, under capital and operating leases, with terms generally ranging up to 2010 with options to renew for additional periods.

We entered into new capital leases totaling $65,000 and $6,000 during fiscal 2006 and 2005, respectively. These capital leases are non-cash transactions and, accordingly, have been excluded from the Statements of Consolidated Cash Flows. Interest paid as part of capital lease obligations was approximately $15,000, $9,000 and $15,000 in fiscal 2006, 2005 and 2004, respectively. Amortization of assets recorded under capital leases was included in depreciation expense.

Operating leases are charged to expense as incurred. Rent expense for continuing operations for fiscal years 2006, 2005 and 2004 totaled $372,000, $301,000 and $321,000, respectively.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Future minimum lease payments as of July 31, 2006 for capital and operating leases follow (in thousands):

	Capital	Operating
	Leases	Leases	Total

2007	$85	$413	$498
2008	69	368	437
2009	20	284	304
2010	—	203	203
2011	—	106	106
Thereafter	—	—	—

Total minimum lease payments	174	$1,374	$1,548

Less: amounts representing interest	18

Present value of minimum lease payments	156
Less: Current portion of capital lease obligations	72

Long-term portion of capital lease obligations	$84

Upon the disposition of our Nutraceuticals Business Unit on October 2, 2006, we are no longer obligated for future minimum rental payments for its capital and operating leases, which were approximately $115,000 and $242,000, respectively.

13.	Commitments and Contingencies

FDA approval of the OraTest® product

We are pursuing FDA approval of a New Drug Application (“NDA”) for our OraTest® product. Factors that will affect the cost and timing of completion of the clinical trials include, but are not limited to: (i) patient enrollment rates; (ii) lesion rates within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) program modifications or additional testing. At July 31, 2006, we had approximately $428,000 of OraTest® rinse and swab inventory and ZTCtm drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation testing of our manufacturing process. However, no assurance can be given in this regard.

ViziLite®

We had $1.6 million of ViziLite® product in inventory and approximately $2.2 million of associated net long-lived assets as of July 31, 2006. Should we be unable to generate sufficient revenues from future sales of ViziLite®, we may have to reduce the carrying value of these assets.

Litigation

Except as described below, as of July 31, 2006, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United  States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals.

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

Vital Health Sciences Ltd. License Agreement

On October 31, 2003, we entered into a license agreement with Vital Health Sciences, Ltd. (“Vital Health”) that granted us the exclusive rights in the human dietary supplement market in the United States, Canada and Indonesia for certain issued and pending patents, know-how and data pertaining to tocopheryl phosphates. A subsequent agreement entered into on August 4, 2004, extended the terms of the original agreement to give us extensive rights in the animal dietary supplement market in these countries. Under the agreement, starting in fiscal 2005 we were required to make royalty payments based on certain levels of sales volume. Additionally, we were subject to minimum annual royalty payment amounts, as defined. Upon the disposition of the Nutraceuticals Business Unit, we no longer have any liability under this agreement for periods after October 2, 2006..

Supply Arrangements

In fiscal 2004, our wholly-owned subsidiary, Zila Nutraceuticals, Inc., in the ordinary course of business entered into three-year supply agreements with two major suppliers for the purchase of $26.7 million of ascorbic acid of which $13.4 million remains to be purchased in future periods. Ascorbic acid is the primary ingredient in our Ester-C ® products. Purchases under one of these agreements commenced in July 2004 and with the other starting in January 2005. Upon the disposition of the Nutraceuticals Business Unit, we are no longer have any liability under these contracts for periods after October 2, 2006.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

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

14.	Employee Benefit Plan

We make available to all eligible employees, the Zila, Inc. 401(k) Savings and Retirement Plan (the “Zila Plan”). We may make matching or profit sharing contributions to the Zila Plan. Our contributions to the Zila Plan were $182,000, $185,000, and $223,000 in fiscal 2006, 2005, and 2004, respectively.

15.	Accrued Liabilities

Accrued liabilities consist of the following at July 31 (in thousands):

	2006	2005

Accrued professional and consulting fees	$1,739	$1,248
Accrued royalties	505	815
Accrued employee compensation and related taxes	516	712
Accrued advertising	803	433
Other	593	510

Total accrued liabilities	$4,156	$3,718

16.	Segment Information

As of the fiscal year ended July 31, 2006, our business was organized into three major groups, all of which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”: The Nutraceuticals Business Unit, which includes Zila Nutraceuticals, Inc., the manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamins C and E; The Pharmaceuticals Business Unit which includes Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent light for the illumination of oral mucosal abnormalities, and Peridex® prescription periodontal rinse; and The Zila Biotechnology Business Unit, which includes Zila Biotechnology Inc., Zila Technical, Inc., and Zila Limited, and is the research, development and licensing business specializing in pre-cancer/cancer detection through its patented Zila® Tolonium Chloride and OraTest® technologies and manager of the OraTest® product, an oral cancer diagnostic system. We evaluate performance and allocate resources to segments based on operating results.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three fiscal years ended July 31 (in thousands):

	Nutraceuticals	Pharmaceuticals	Biotechnology	Corporate	Total

Net revenues from continuing operations:
2006	$21,472	$6,716	$—	$—	$28,188
2005	38,471	5,018	—	—	43,489
2004	32,433	4,249	—	—	36,682
Income (loss) from continuing operations before income taxes:
2006	(2,692)	(5,427)	(9,336)	(10,290)	(27,745)
2005	9,022	(1,011)	(8,541)	(6,735)	(7,265)
2004	8,300	(619)	(7,142)	(4,712)	(4,173)
Identifiable assets from continuing operations:
2006	32,774	9,599	9,680	4,311	56,364
2005	34,084	10,949	18,993	1,392	65,418
2004	31,469	11,521	15,561	3,558	62,109
Capital expenditures:
2006	447	128	421	22	1,018
2005	735	279	737	120	1,871
2004	759	31	37	450	1,277
Depreciation and amortization:
2006	1,269	401	851	206	2,727
2005	1,131	344	732	207	2,414
2004	1,057	330	683	99	2,169

Revenues from sales made in the United States from customers attributed to all foreign countries were $6,127,000, $5,779,000, and $5,416,000 in fiscal years 2006, 2005 and 2004, respectively.

17.	Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary (in thousands, except per share amounts):

	2006
	Quarter Ended
	October 31	January 31	April 30	July 31

Net revenues	$9,114	$8,881	$5,986	$4,207
Gross profit	5,646	5,412	3,604	2,026
Loss from continuing operations	(4,687)	(7,152)	(7,926)	(7,983)
Income from discontinued operations	(315)	(94)	(149)	(1,040)
Net income (loss)	$(5,002)	$(7,246)	$(8,075)	$(9,023)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.10)	$(0.16)	$(0.18)	$(0.17)
Income (loss) from discontinued operations	(0.01)	0.00	(0.00)	(0.02)

Net loss	$(0.11)	$(0.16)	$(0.18)	$(0.19)

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

	2005
	Quarter Ended
	October 31	January 31	April 30	July 31

Net revenues	$9,681	$10,816	$11,798	$11,194
Gross profit	6,502	7,285	8,246	7,173
Loss from continuing operations	(2,837)	(2,384)	(1,505)	(547)
Income (loss) from discontinued operations	125	(272)	(646)	9,165
Net loss	$(2,712)	$(2,656)	$(2,151)	$8,618
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.04)	$(0.01)
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)	0.20

Net loss	$(0.06)	$(0.06)	$(0.05)	$0.19

18.	Subsequent Events

Disposition of the Nutraceuticals Business Unit — On August 13, 2006, we entered into a stock purchase agreement to sell our Nutraceuticals Business Unit to NBTY, Inc. Following approval of our shareholders, on October 2, 2006, we completed the sale for a purchase price of $37.5 million in cash (subject to a working capital adjustment and the retirement of the Bonds) plus up to an additional $3 million in cash contingent upon the performance of such division during the one-year period after the closing. Under the stock purchase agreement, we have agreed to indemnify NBTY, Inc. for a number of matters including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches.

The disposition of our Nutraceuticals Business Unit is consistent with our stated strategy to focus on our business operations on the development and commercialization of products with the highest growth potential from our Pharmaceuticals and Biotechnology Business Units.

In accordance with SFAS No. 144, we expect to reflect the results of operations of the Nutraceuticals Business Unit as discontinued operations, including the related gain on the sale, net of any applicable taxes, in the consolidated financials statements included in our quarterly report on Form 10-Q for our fiscal quarter ended October 31, 2006.

At July 31, 2006, the significant classes of assets and liabilities of the Nutraceuticals Business Unit are as follows (in thousands):

Current assets	$14,271
Property, plant and equipment	6,707
Goodwill	2,897
Patents, trademarks and other intangibles	8,675
Other assets	224

Total assets	$32,774

Current liabilities	$4,856
Bonds and capital lease obligations	2,532

Total liabilities	$7,388

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continues)

The following table summarizes the operating results of the Nutraceuticals Business Unit included in the Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2006	2005	2004

Net revenues	$21,472	$38,471	$32,433
Income (loss) from operations	(2,692)	9,022	8,300

A portion of the proceeds from the disposition of the Nutraceuticals Business Unit were used to repay approximately $20.0 million outstanding under the Credit Facility plus accrued interest. We terminated the Credit Facility on October 2, 2006, and we paid no penalties paid in connection with the repayment of indebtedness outstanding under the Credit Facility or the termination of the Credit Facility.

Also, in connection with and as a condition precedent to the disposition of the Nutraceuticals Business Unit, on September 28, 2006, we redeemed the outstanding Bonds of approximately $2.8 million plus accrued interest from funds in the restricted cash collateral account, cancelled the irrevocable direct pay letter of credit, and terminated the Reimbursement Agreement which are more fully described in Note 6. We incurred an early termination penalty of approximately $66,000 in connection with redeeming the Bonds and terminating the Reimbursement Agreement.

Potential Acquisition — We have executed a non-binding letter of intent for the potential acquisition of a privately-held dental products company for $34.0 million and are engaged in negotiations in an effort to reach a definitive agreement. If this transaction is completed, the acquisition and integration of the target company would provide us with a national sales and marketing organization that details a small suite of proprietary, high margin dental products that complement our cancer screening and detection products. There can be no assurance that we will be able to reach a definitive agreement with the seller or that we will be able to complete this potential acquisition.

During fiscal 2006, we incurred $724,000 of costs associated with this potential acquisition, consisting primarily of deposits, legal and other costs associated with the due diligence efforts. These costs are capitalized as part of other long-term assets in the accompanying consolidated balance sheet at July 31, 2006 and are reflected as part of investing cash flows for acquisition of operations in the accompanying consolidated statement of cash flows for the year ended July 31, 2006.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	of Period
		(In thousands)

Allowance for doubtful accounts receivable:
July 31, 2004	$317	$(90)	$168	$59
July 31, 2005	59	37	54	42
July 31, 2006	42	(26)	10	6
Allowance for sales returns:
July 31, 2004	294	154	235	213
July 31, 2005	213	11	116	108
July 31, 2006	108	124	168	64
Inventory reserve:
July 31, 2004	355	172	330	197
July 31, 2005	197	290	347	140
July 31, 2006	140	373	456	57
Deferred tax valuation allowance:
July 31, 2004	5,259	945	—	6,204
July 31, 2005	6,204	—	598	5,606
July 31, 2006	5,606	10,799		16,405

INDEX TO EXHIBITS

Exhibit		Method
Number	Description	of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Certificate of Amendment to Certificate of Incorporation	M
3-C	Amended and Restated Bylaws (as amended through September 26, 2002)	B
4-A	Specimen Stock Certificate	A
10-A	Asset Purchase Agreement dated October 28, 1999 between Zila, Inc., and Cygnus Imaging, Inc. and Procare Laboratories, Inc.	A
10-B	Promissory Note dated October 28, 1999 between Zila, Inc. and Procare Laboratories, Inc.	A
10-C	Asset Purchase Agreement dated as of November 30, 1999 by and among Zila, Inc., Integrated Dental Technologies, Inc., InfoCure Systems, Inc., and InfoCure Corporation	C
10-D	Engagement Letter dated March 15, 2001 between Zila, Inc. and Douglas, Curtis and Allyn, LLC	D
10-E	Employee Stock Purchase Plan(1)	E
10-F	Asset Purchase Agreement, dated as of November 1, 2001, by and between Ryker Dental of Kentucky, Inc. and HSI Ryker, Inc.	F
10-G	Amended and Restated Asset Purchase Agreement dated as of December 4, 2001 by and among Zila, Inc., Ryker Dental of Kentucky, Inc. and PracticeWares, Inc.	F
10-H	First Amendment to Engagement Letter dated as of June 6, 2002 between Zila, Inc. and Douglas, Curtis & Allyn, LLC	G
10-I	Fourth Extension and Modification Agreement dated as of June 6, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Practice Works, Inc. and Gregory A. Jones	G
10-J	First Amendment to Amended and Restated Asset Purchase Agreement dated as of June 18, 2002 between Ryker Dental of Kentucky, Inc., PracticeWares, Inc. and Zila, Inc	G
10-K	Stockholders Agreement dated as of June 18, 2002, among PracticeWorks, Inc., Gregory A Jones, Ryker Dental of Kentucky, Inc. and PracticeWares, Inc	G
10-L	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	H
10-M	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	I
10-N	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	I
10-O	Purchase Agreement between Zila, Inc. and Gary and Janet Hedge, dated as of November 7, 2003	I
10-P	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	I
10-Q	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	J
10-R	1997 Stock Award Plan, as amended, dated September 30, 2004(1)	K
10-S	Offer letter between Zila, Inc. and Gary V. Klinefelter dated November 16, 2004(1)	L
10-T	Retention Agreement with Andrew A. Stevens effective March 7, 2005(1)	L
10-U	Retention Agreement with Diane E. Klein effective March 7, 2005(1)	L
10-V	Agreement of Purchase and Sale of Assets dated June 27, 2005 with Blairex Laboratories, Inc.	M
10-W	Form of Option Agreement(1)	M
10-X	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-Y	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N

Exhibit		Method
Number	Description	of Filing

10-Z	Second Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	O
10-Aa	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	P
10-Ab	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	Q
10-Ac	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	R
10-Ad	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.	N
10-Ae	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006	N
10-Af	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.	N
10-Ag	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	N
10-Ag	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	R
10-Ah	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006	S
10-Ai	Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc.	T
21	Subsidiaries of Registrant	*
23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
24.1	Power of Attorney (included on page 45 of this Annual Report on Form 10-K)	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002

C	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 3, 2000

D	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

E	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

G	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2002

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003

I	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004

K	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 8, 2004

L	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005

M	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005

N	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006

O	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2006

P	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006

Q	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2006

R	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006

S	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed September 6, 2006

T	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 4, 2006