Form 10-Q
period 2006-10-31
ZILA INC
filed 2006-12-07
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
(Address of Principal Executive Offices and Zip Code)
(602) 266-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
As of November 30, 2006, 55,122,593 shares of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2006	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,653,329	$3,958,190
Restricted cash collateral	—	3,610,950
Trade receivables — net of allowances of $81,000 and $70,000	1,113,983	3,764,022
Inventories — net	1,991,322	9,698,810
Prepaid expenses and other current assets	2,111,376	1,938,188

Total current assets	19,870,010	22,970,160

Property and equipment — net	1,644,857	8,410,580
Purchased technology — net	2,433,268	2,552,937
Goodwill — net	4,033,266	6,930,192
Trademarks and other intangible assets — net	3,821,501	12,554,397
Other assets	1,596,349	2,945,679

Total Assets	$33,399,251	$56,363,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,549,440	$4,753,785
Accrued liabilities	4,902,902	4,156,030
Warrant liability	1,538,339	2,369,965
Short-term borrowings	298,901	30,347
Deferred revenue	152,976	152,976
Current portion of long-term debt and capital lease obligations	24,158	18,361,113

Total current liabilities	9,466,716	29,824,216

Deferred gain on sale leaseback	190,391	228,635
Long-term debt and capital lease obligations — net of current portion	521,635	3,060,011

Total liabilities	10,178,7422	33,112,862

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding	462,500	462,500
Common stock, $.001 par value - 65,000,000 shares authorized, 46,022,593 shares and 46,007,593 shares issued and outstanding	46,023	46,008
Capital in excess of par value	85,551,756	85,305,331
Accumulated other comprehensive loss	(91,665)	(82,678)
Accumulated deficit	(62,197,034)	(61,929,007)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	23,220,509	23,251,083

Total Liabilities and Shareholders’ Equity	$33,399,251	$56,363,945

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended October 31,
	2006	2005
Net revenues	$1,378,039	$1,699,677
Cost of products sold	838,591	651,920

Gross profit	539,448	1,047,757

Operating costs and expenses:
Marketing and selling	1,548,863	1,247,271
General and administrative	3,182,955	2,629,964
Research and development	1,534,692	1,680,052
Depreciation and amortization	391,876	329,501

	6,658,386	5,886,788

Loss from operations	(6,118,938)	(4,839,031)

Other income (expense):
Interest income	95,629	79,650
Interest expense	(4,811,130)	(8,407)
Derivative income	1,058,873	—
Other expense	(9,943)	(12,096)

	(3,666,571)	59,147

Loss from continuing operations before income taxes	(9,785,509)	(4,779,884)
Income tax benefit (expense)	3,864,900	(3,600)

Loss from continuing operations	(5,920,609)	(4,783,484)

Discontinued operations:
Gain on disposal of operations	11,110,406	—
Loss from operations	(1,571,074)	(218,689)
Income tax expense	(3,877,000)	—

Income (loss) from discontinued operations	5,662,332	(218,689)

Net loss	(258,277)	(5,002,173)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(268,027)	$(5,011,923)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.13)	$(0.11)
Income (loss) from discontinued operations	0.13	0.00

Net loss	$0.00	$(0.11)

Weighted average shares outstanding	45,798,041	45,659,928
The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three months ended October 31,
	2006	2005
Operating activities:
Net loss	$(258,277)	$(5,002,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization continuing operations	391,876	329,501
Depreciation and amortization discontinued operations	205,493	379,353
Amortization of deferred financing costs	2,095,234	10,331
Amortization of term loan discount	2,067,271	—
Non cash derivative (income) expense	(1,058,873)	—
Gain from sale of discontinued operations	(11,110,406)	—
Non-cash interest on term loan	137,540	—
Non-cash stock-based employee compensation expense	241,937	81,222
Non-cash charge for options issued to outside parties	(23,472)	6,064
Other non-cash items — net	(54,041)	83,578
Change in assets and liabilities:
Receivables — net	955,686	2,297,244
Inventories	(305,989)	(1,167,562)
Prepaid expenses and other assets	7,589	(510,200)
Accounts payable and accrued liabilities	2,604,450	1,518,621

Net cash used in operating activities	(4,103,982)	(1,974,021)

Investing activities:
Additions to property and equipment, net	(172,948)	(628,466)
Additions to intangible assets, net	(125,380)	(151,718)
Restricted cash returned from (deposited to) collaterized letter of credit	3,610,950	(4,775)
Net proceeds from disposition of discontinued operations	34,705,077	—
Acquisition of operations	(283,470)	—

Net cash provided by (used in) investing activities	37,734,229	(784,959)

Financing activities:
Short-term borrowings (repayments), net	268,554	165,168
Financing costs	(463,934)	—
Proceeds from issuance of common stock	27,975	58,870
Dividends paid to preferred stockholders	(9,750)	(9,750)
Principal payments on long-term debt	(22,757,953)	(87,752)

Net cash provided by (used in) financing activities	(22,935,108)	126,536

Net increase (decrease) in cash and cash equivalents	10,695,139	(2,632,444)
Cash and cash equivalents at beginning of period	3,958,190	12,937,517

Cash and cash equivalents at end of period	$14,653,329	$10,305,073

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

								Accumulated
	Preferred Stock		Common Stock		Capital in			Other	Total
				Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity
Three Months Ended October 31, 2005
BALANCE AT JULY 31, 2005	100,000	$462,500	45,864,050	$45,864	$84,372,257	$(32,543,676)	$(551,071)	$(63,924)	$51,721,950
Dividends on preferred stock						(9,750)			(9,750)
Exercise of common stock options and warrants			32,500	33	58,837				58,870
Stock-based compensation expense					87,286				87,286
Foreign currency translation								169	169
Net loss						(5,002,173)			(5,002,173)

BALANCE AT OCTOBER 31, 2005	100,000	$462,500	45,896,550	$45,897	$84,518,380	$(37,555,599)	$(551,071)	$(63,755)	$46,856,352

Three Months Ended October 31, 2006

BALANCE AT JULY 31, 2006	100,000	$462,500	46,007,593	$46,008	$85,305,331	$(61,929,007)	$(551,071)	$(82,678)	$23,251,083
Dividends on preferred stock						(9,750)			(9,750)
Exercise of common stock options and warrants			15,000	15	27,960				27,975
Stock-based compensation expense					218,465				218,465
Foreign currency translation								(8,987)	(8,987)
Net loss						(258,277)			(258,277)

BALANCE AT OCTOBER 31, 2006	100,000	$462,500	46,022,593	$46,023	$85,551,756	$(62,197,034)	$(551,071)	$(91,665)	$23,220,509

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Description of Business
     Zila, Inc., a Delaware corporation, and its subsidiaries (“Zila”), is a leading cancer diagnostic company initially focused on the prevention and detection of oral cancer.
     After the sale of our Nutraceuticals Business Unit on October 2, 2006 (see Note 3), our business is organized into the following Business Units:
     The Zila Pharmaceuticals Business Unit is a manufacturer and marketer of ViziLite® Plus oral lesion identification kits and Peridex® prescription periodontal rinse and is dedicated to establishing ViziLite Plus® as the new standard of care for the early detection of oral abnormalities that could lead to cancer. This Business Unit includes Zila Pharmaceuticals, Inc. and Zila Limited. As discussed further in Note 13, in November 2006 we acquired Professional Dental Technologies, Inc., a leading designer, manufacturer and marketer of products used by dental professionals.
     The Zila Biotechnology Business Unit is the research, development and licensing business specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is focused on achieving regulatory approval for the OraTest® product, an oral cancer diagnostic system. This Business Unit includes Zila Biotechnology Inc. and Zila Technical, Inc.
2. Summary of Significant Accounting Policies
Basis of Presentation
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
     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Technical, Inc., and Zila, Ltd. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that our grants of employee equity share options, nonvested shares and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
     Since we incurred a loss from continuing operations for the three month periods ended October 31, 2006 and 2005, potentially dilutive shares applicable to convertible preferred stock, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for the three month periods ended October 31, 2006 and 2005 were 443,000 and 442,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants and convertible preferred stock, which have the potential to be exercised.

Reclassifications
     For comparative purposes, prior year amounts related to discontinued operations and certain immaterial amounts were reclassified to conform to current year presentation. See Note 3 for further discussion of reclassification of the results of operations for the discontinued operations.
Business Concentration
     We extend credit on a non-collateralized basis primarily to wholesale distributors in the United States and Canada. We perform periodic credit evaluations of our customers’ financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses.
     Sales to significant customers in the Pharmaceuticals Business Unit which comprised 10% or more of net revenues for the three months ended October 31, 2006 and 2005, respectively, were as follows:

	2006	2005
Customer A	43%	32%
Customer B	33%	27%
Customer C	13%	16%
     The following customers accounted for 10% or more of our net accounts receivable as of October 31, 2006:

2006
Customer A	52%
Customer B	24%
Customer C	*

*	Less than 10%
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
Recent Accounting Pronouncements
     In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The provisions in FSP 123R-5 are effective for the first reporting period beginning after October 10, 2006, which for us would be our second fiscal quarter beginning November 1, 2006. If, in applying Statement 123(R), an entity did so in a manner consistent with the provisions of FSP 123R-5, then that entity would continue to apply the provisions in this FSP to prior periods. However, if an entity did not apply Statement 123R in a manner consistent with the provisions of FSP 123R-5, then that entity would be required to retrospectively apply the provisions in this FSP to prior periods when those periods’ financial statements are included for comparative purposes with current-period financial statements. Early application of FSP 123R-5 is permitted in periods for which financial statements have not yet been issued. We do not believe that its adoption will have a material effect on our financial position or results of operations.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year 2009 which begins August 1, 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in our fiscal first quarter 2009. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending July 31, 2007. Historically, we have evaluated uncorrected differences by considering both the balance-sheet and income-statement approach; however, we are currently evaluating the impact, if any, of SAB No. 108 on our financial position and results of operations.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 which for us would be our fiscal year beginning on August 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements but do not believe that its adoption will have a material effect on our financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).” This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us would be our fiscal year beginning August 1, 2007. Early application is allowed. The adoption of SFAS No. 155 is not expected to have a material impact to our results of operations or financial position.
3. Dispositions
     As part of our strategy to focus our business operations on the development and commercialization of our products with the highest growth potential from our Pharmaceuticals and Biotechnology Business Units, we divested our Nutraceuticals Business Unit and two components of the Pharmaceuticals Business Unit. We presented the results of operations of the Nutraceuticals Business Unit and the components of the Pharmaceuticals Business Unit as discontinued operations, including the related gain on the sale, net of any applicable taxes, for all periods included in the accompanying consolidated statements of operations.
          Nutraceuticals Business Unit Disposition — On August 13, 2006, we entered into a stock purchase agreement to sell our Nutraceuticals Business Unit to NBTY, Inc. Following approval of our shareholders, on October 2, 2006, we completed the sale for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $35.8 million in cash, expenses of $1.4 million and escrowed funds of $0.3 million. We are also entitled to receive up to an additional $3.0 million in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11.1 million. Under the terms of the stock purchase agreement, the working capital adjustment will be settled on or before December 31, 2006 and may result in a reduction of the net proceeds.
          Under the stock purchase agreement, we have agreed to indemnify NBTY, Inc. for a number of matters including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches.
     The results of the discontinued operations which were formerly reported as the Nutraceuticals Business Unit are as follows (in thousands):

	Three Months Ended October 31,
	2006	2005
Net revenues from discontinued operations	$1,629	$7,414
Gain on disposition	11,135	—
Income tax expense	(3,877)	—
(Loss) income from discontinued operations	(754)	96
          At July 31, 2006, the significant classes of assets and liabilities of the divested Nutraceuticals Business Unit were as follows (in thousands):

Current assets	$14,271
Property, plant and equipment	6,707
Goodwill	2,897
Patents, trademarks and other intangibles	8,675
Other assets	224

Total assets	$32,774

Current liabilities	$4,856
Bonds and capital lease obligations	2,532

Total liabilities	$7,388

          Pharmaceuticals Business Unit Dispositions — On July 21, 2006, our subsidiary Zila Swab Technologies, Inc. sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, an Illinois limited liability corporation for approximately $642,000 in cash and retained liabilities of $95,000. The sale resulted in a pre-tax loss of $654,000.
          On June 27, 2005, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Zilactin® brand of over-the-counter lip and oral care products to Blairex Laboratories, Inc., an Indiana corporation. As disclosed in Note 12, at October 31, 2006, we were engaged in an arbitration proceeding regarding this disposition which was settled on November 3, 2006. The settlement required the payment of $650,000 to Blairex Laboratories, Inc. The settlement cost is included as loss from discontinued operations for the period ended October 31, 2006.
          The results of the discontinued operations formerly reported in the Pharmaceuticals Business Unit are as follows (in thousands):

	Three Months Ended
	October 31,
	2006	2005
Net revenues from discontinued operations, net of intercompany eliminations	$—	$568
Loss on disposition	(25)	—
Loss from discontinued operations	$(817)	$(315)

4. Balance Sheet Information
     The following tables provide details of selected balance sheet items (in thousands):

	October 31,	July 31,
	2006	2006
Inventories
Finished goods	$1,371	$4,380
Work in process	398	439
Raw materials	479	4,937
Inventory reserves	(257)	(57)

Total inventories — net	$1,991	$9,699

Property, Plant and Equipment
Land	$—	$403
Building and improvements	—	5,719
Furniture and equipment	2,200	2,679
Leasehold improvements and other assets	966	915
Production and warehouse equipment	2,394	6,063

Total property and equipment	5,560	15,779
Less accumulated deprecation and amortization	(3,915)	(7,368)

Property and equipment — net	$1,645	$8,411

Accrued Liabilities
Accrued professional and consulting fees	$1,993	$1,712
Accrued obligations — discontinued operations	1,962	26
Accrued employee compensation and related taxes	699	516
Accrued advertising	9	803
Accrued royalties	1	505
Other	239	594

Total accrued liabilities	$4,903	$4,156

5. Intangible Assets
     Intangible assets consist of the following (in thousands):

	October 31, 2006			July 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$7,419	$4,986	$2,433	$7,419	$4,866	$2,553

Trademarks and other intangible assets:
Trademarks	118	8	110	11,766	4,068	7,698
Patents	2,601	293	2,308	3,668	499	3,169
Licensing costs	2,685	1,281	1,404	3,162	1,475	1,687

Total trademarks and other intangible assets	5,404	1,582	3,822	18,596	6,042	12,554

Total amortizable intangible assets	12,823	6,568	6,255	26,015	10,908	15,107

Unamortizable intangible:

Goodwill	8,613	4,580	4,033	12,401	5,471	6,930

Total intangibles assets	$21,436	$11,148	$10,288	$38,416	$16,379	$22,037

     The change in the carrying amount of goodwill for the three months ended October 31, 2006 resulted from the sale of our Nutraceuticals Business Unit. Goodwill sold as part of the Nutraceuticals divestiture had net carrying value of $2.9 million at the date of sale and at July 31, 2006.

     Amortization of intangible assets for the three months ended October 31, 2006 and 2005 for continuing operations was $220,000 and $195,000, respectively. Amortization of intangibles for discontinued operations was $101,000 and $163,000 for the three months ended October 31, 2006 and 2005, respectively. For fiscal years 2008 through 2012, the amortization of intangibles is estimated to be approximately $825,000 each year.
6. Debt
     Debt consisted of the following (in thousands):

	October 31,	July 31,
	2006	2006
Short-term borrowings:
Installment note payable on insurance policies	$299	$30

Current portion of long-term debt:
Secured term loan, net of discount	$—	$18,044
IDA bond payable, Series A, current portion	—	245
Capital lease obligations, current portion	24	72

Total current portion of long-term debt	$24	$18,361

Long-term debt:
Secured term loan	$—	$19,884
Less — unamortized discount on term loan	—	(1,840)
IDA bond payable, Series A	—	2,721
PharmaBio	500	500
Capital lease obligations	46	156

Total long-term debt	546	21,421
Less current portion	24	18,361

Long-term portion	$522	$3,060

     Short-term Borrowing — On October 31, 2006 and July 31, 2006, we had short-term borrowings for installments due on certain insurance policies with interest rates from 7.5% to 7.8%.
     Secured Term Loan — On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”). On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business and the Credit Facility was terminated. Upon termination of the Credit Facility, we recognized a loss of $3.6 million for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.
     Industrial Development Revenue Bonds — On September 28, 2006, we redeemed Bonds in the amount of $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.
     PharmaBio Development — In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest ® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
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

     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2007	$—	$18	$18
2008	347	20	367
2009	153	8	161
2010	—	—	—
2011	—	—	—
2012 and thereafter	—	—	—

Total	500	46	546
Less current portion	—	24	24

Long-term portion	$500	$22	$522

7. Stock Options and Warrants
Stock Options
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
     A summary of stock options activity within our share-based compensation plans and changes for the three months ended October 31, 2006 follow (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2006	3,235	$3.54	7.0	$878
Granted	20	2.16
Exercised	(15)	1.87
Terminated/expired	(71)	3.56

Balance outstanding at October 31, 2006	3,169	$3.54	6.7	$424

Options exercisable at October 31, 2006	2,217	$3.55	5.9	$423

     The weighted-average grant-date fair value of options granted to our employees and directors during the three months ended October 31, 2006 and 2005 was $0.80 and $2.07, respectively. The weighted-average grant-date fair value of options granted to third party consultants during the three months ended October 31, 2005 was $2.21. The total intrinsic value of options exercised the three months ended October 31, 2006 and 2005 was $12,000 and $54, 000, respectively. Cash received from option exercises during the three months ended October 31, 2006 and 2005 was $28,000 and $59,000, respectively, and was reflected as a financing activity in the accompanying unaudited Consolidated Statements of Cash flows under the caption, “proceeds from issuance of common stock.”
     The share-based compensation cost for continuing operations recognized for the three months ended October 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended October 31,
	2006	2005
Selling and marketing	$7	$2
General and administrative	247	69
Research and development	(8)	4
Cost of Products Sold	2	1

	$248	$76

          As of October 31, 2006, total unrecognized compensation cost related to employee stock-based compensation was $1.7 million. That cost is expected to be recognized over a weighted average period of 1.3 years. During the three months ended October 31, 2006, we revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in the above captions in the unaudited Consolidated Statements of Operations. The total fair value of shares vested during the three months ended October 31, 2006 and 2005 was $439,000 and $7,000, respectively.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended October 31,
	2006	2005
Expected stock price volatility	44.4%	66.4%
Expected life of options	3.3 years	4.8 years
Risk-free interest rate	5.1%	3.7%
Dividend yield	0.0%	0.0%
     We determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. The expected lives of options are based on our historical data.
     The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. Our ability to pay dividends is restricted and therefore we have assumed no dividend yield.
Warrants
     As of October 31, 2006, we have warrants outstanding for 1.3 million shares of our common stock. We issued these warrants to financial and medical advisors in connection with services provided. These warrants were valued using a Black Scholes model, and the value of warrants issued for services was charged to expense.
     On March 24, 2006, in connection with the Credit Facility described and defined in Note 6, we issued a warrant to BCDF to purchase 1.2 million shares of our common stock at $3.79 per share. In connection with the amendments to the Credit Facility, the exercise price of such warrant was reduced to $3.14 and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant. Such registration rights agreement provides for the payment of specified liquidated damages in the event that the Securities and Exchange Commission (“SEC”) has not declared the applicable registration statement effective by specified deadlines and in the event we failed to subsequently maintain an effective registration statement. The registration rights agreement also provides indemnification and contribution remedies in connection with the resale of shares pursuant to such registration statement. The registration statement was declared effective by the SEC on June 26, 2006. The warrant is a freestanding derivative instrument, and we account for this arrangement in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”), as well as related interpretations of these standards. Accordingly, the obligation created by our agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.
     Activity related to such warrants, which expire at various dates through March 2011, is summarized as follows (shares in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 31, 2006	1,302	$2.16
Granted	—
Exercised	—
Forfeited/expired	—

Outstanding at October 31, 2006	1,302	2.16	4.2	$135

Warrants exercisable at October 31, 2006	1,302	2.16	4.2	$135

8. Income Taxes
     Income tax benefit of $3.9 million for the three months ended October 31, 2006 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit which is presented in discontinued operations.
     At October 31, 2006, we have recorded a valuation allowance for our net deferred tax assets of $16.8 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $40.8 million which expire in years 2009 through 2027.
9. Supplemental Cash Flow Information
     Supplemental cash flow information for the three months ended October 31 follows (in thousands):

	Three Months Ended October 31,
	2006	2005
Interest paid	$620	$41
Income taxes paid	$23	$102
10. Comprehensive Income (Loss)
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended October 31,
	2006	2005
Net loss	$(258)	$(5,002)
Foreign currency translation adjustments	(9)	—

Comprehensive loss	$(267)	$(5,002)

     The other comprehensive loss in the three months ended October 31, 2006 and 2005 of ($9,000) and ($200) reflect no income tax effect due to the recording of valuation allowances.
11. Segment Information
     Our business is organized into two major groups, which have distinct product lines, brand names and are managed as autonomous business units. The following reporting segments have been identified for purposes of applying SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”: the Pharmaceuticals Business Unit, a manufacturer and marketer of products to promote oral health and prevent oral disease, including ViziLite® Plus oral lesion identification kits and Peridex® prescription periodontal rinse; and the Zila Biotechnology Business Unit, the research, development and licensing business specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride squamous cell cancer detection technology and is the manager of the OraTest® product, our oral cancer diagnostic system. We disposed of our Nutraceuticals Business Unit on October 2, 2006, and its identifiable assets at July 31, 2006 of $32.8 million are included as a reconciling item under the Corporate caption in the following table.
     Information about our reported segments (with corporate representing a reconciling item) is set forth below for each of the three months ended October 31 (in thousands):

	Pharmaceuticals	Biotechnology	Corporate	Total
Net revenues from continuing operations:
2006	$1,378	$—	$—	$1,378
2005	1,700	—	—	1,700

Income (loss) from continuing operations before income taxes:
2006	(1,700)	(2,118)	(5,968)	(9,786)
2005	(706)	(2,097)	(1,976)	(4,779)

	Pharmaceuticals	Biotechnology	Corporate	Total
Identifiable assets from continuing operations:
October 31, 2006	9,340	20,232	3,827	33,399
July 31, 2006	9,599	9,680	37,085	56,364

Depreciation and amortization:
2006	103	238	51	392
2005	93	185	52	330
12. Commitments and Contingencies
FDA approval of the OraTest® product
     We are pursuing approval by the Federal Drug Administration (“FDA”) of a New Drug Application (“NDA”) for our OraTest® product. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
     At October 31, 2006, we had approximately $347,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation and testing of our manufacturing process. However, no assurance can be given in this regard.
     At October 31, 2006, we have (i) $2.4 million net purchased technology rights, (ii) patents and pending patent applications of $1.8 million, and (iii) fixed assets of approximately $1.3 million (primarily related to our manufacturing facility). Should we be unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest® products, we may have to reduce the carrying value of these assets.
ViziLite Plus®
     We had $1.6 million of ViziLite® Plus product in inventory and approximately $2.1 million of associated net long-lived assets as of October 31, 2006. Should we be unable to generate sufficient revenues from future sales of ViziLite® Plus, we may have to reduce the carrying value of these assets.
Litigation
     Except as described below, as of October 31, 2006, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals and oral argument is scheduled for December 8, 2006.
     On June 27, 2005 we sold our Zilactin brand of products to Blairex Laboratories, Inc. (Blairex). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of

Purchase and Sale that documented the Zilactin sale, the dispute was subject to arbitration. Both of the events that were complained of occurred after the sale closed on June 27, 2005 and were not covered by any representations or warranties that were given to Blairex by the Company. The parties were unsuccessful in an attempt to resolve the dispute through formal mediation. However, on November 3, 2006, we entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Blairex. The Settlement Agreement provided for the dismissal of the arbitration matter and the payment of $650,000 to Blairex, the cost of which was recorded in discontinued operations for the quarter ended October 31, 2006.
13. Subsequent Events
Private Placement
     On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provide for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000 (collectively, the “Private Placement”). The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the acquisition described below and for working capital and general corporate purposes.
     Pursuant to the first purchase agreement, we issued and sold:
a.	9,100,000 shares of our common stock for $1.75 per share (the “Shares”);

b.	$12,075,000 in aggregate principal amount of 12% Unsecured Convertible Notes, which convert into shares of our common stock at a conversion price of $1.75 per share following approval by our shareholders (the “Unsecured Notes”);

c.	Warrants to purchase approximately 5,403,000 shares of our common stock, which are exercisable starting in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”); and

d.	Warrants to purchase approximately 3,105,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders (the “Additional Warrants”).
     Pursuant to the second purchase agreement, we issued and sold:
a.	$12,000,000 of 6% Senior Secured Convertible Notes (the “Secured Notes”); and

b.	Warrants to purchase approximately 1,909,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders (the “Secured Note Warrants”).
     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and will receive warrants to acquire up to approximately 1,218,700 shares of common stock at an exercise price of $2.21 per share following approval by our shareholders (“the Roth Warrants”). Additionally, we are obligated to pay Roth placement fees in connection with the Private Placement of 6% of the gross proceeds of the common stock offering and 2% of debt securities issued.
     Shareholder approval is required to issue the Additional Warrants and Secured Note Warrants, convert the Unsecured Notes and increase our authorized shares of common stock to enable us to issue such shares upon the exercise of the Additional Warrants and Secured Note Warrants and conversion of the Unsecured Notes and Secured Notes. Our Annual Shareholders’ Meeting is scheduled for December 14, 2006.
     The Unsecured Notes will bear interest, payable quarterly, at 12% per annum and will be due in May 2007. The Unsecured Notes will automatically convert into shares of Zila’s common stock at a conversion price of $1.75 per share upon receipt of approval from Zila’s shareholders.
     The Secured Notes will initially bear interest, payable quarterly, at 6% per annum and are due in November 2009. The Secured Notes will, at the option of the holders thereof, convert into shares of common stock at a conversion price of $2.20 per share, but only if shareholder approval is obtained. If our shareholders fail to approve such matters, the Secured Notes will bear interest at a default rate of 15% per annum, and the entire outstanding balance, plus accrued but unpaid interest, of such notes may become immediately due and payable. The Secured Notes will be secured by all of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries.
     So long as any amount due under the Secured Notes is outstanding and until the earlier of (i) the indefeasible payment in full of all amounts payable and (ii) the conversion of Secured Notes, we are required to maintain certain financial covenants, including that we maintain:
a.	at the end of each fiscal quarter commencing with the fiscal quarter ending January 31, 2007, an unrestricted balance of cash (including cash equivalents and excluding cash from any working capital line of credit) of not less than $4,500,000, or $10,500,000 in the event our Peridex® product line is divested;

b.	for each of the fiscal quarters ending January 31, 2008 and April 30, 2008, EBITDA of at least $1, excluding certain costs associated with the development and marketing of OraTest; provided, however, that if our Peridex® product line is divested the EBITDA target will be reduced by $1,500,000 on an annualized basis;

c.	for the fiscal quarter ended July 31, 2008, GAAP net income of at least $1, excluding certain costs associated with the development and marketing of OraTest; provided, however, that if our Peridex® product line is divested the net income target will be reduced by $1,500,000 on an annualized basis; and

d.	for each fiscal quarter commencing with the fiscal quarter ending October 31, 2008, net income of at least $1.
     Failure to satisfy these financial tests, or to maintain compliance with the negative covenants described in our definitive proxy statement filed with the SEC on November 30, 2006, could, at the option of the Secured Note holders, result in an event of default under the Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.
     Failure to adopt the proposed amendment to the charter will have the following effects:
a.	$12,075,000 aggregate principal amount of the Unsecured Convertible Notes will not convert into shares of common stock and the entire outstanding balance of such notes will be due and payable in May 2007;

b.	we will not be able to issue up to 6,232,792 Additional Warrants, Secured Note Warrants and Roth Warrants that are expected to be issued in the Private Placement;

c.	we will be in default with respect to the $12,000,000 of the Secured Notes as failure to obtain shareholder approval is an event of default; and

d.	we will be subject to those covenants and operating restrictions contained in its Unsecured Convertible Notes and Secured Notes until the repayment of such notes.
     The Secured Notes also contain various requirements that will remain effective regardless of whether our shareholders approve of the conversion of such Secured Notes. These changes include separating the offices of Chairman of the Board and Chief Executive Officer, appointing a new Chairman of the Board on or prior to August 1, 2007 and appointing two new directors to Zila’s Board of Directors on or prior to August 1, 2007. A failure to satisfy any of these requirements could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
     The Private Placement was made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “ Securities Act ”) pursuant to Regulation D promulgated thereunder. We agreed to file and maintain registration statements under the Securities Act registering the resale of the Shares issued in the Private Placement, as well as shares of common stock that are issuable upon exercise of the Initial Warrants, Additional Warrants and Secured Note Warrants and upon conversion of the Unsecured Notes and Secured Notes. If we fail to register or maintain the effectiveness of any such registration statements, we are liable for liquidated damages of 1% of the aggregate purchase price paid by the investors per month up to an aggregate of 24% of the aggregate purchase price.
     The warrants are freestanding derivative instruments, and we will account for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”), as well as related interpretations of these standards. Accordingly, the obligations created by our agreement to register and maintain registration of the underlying common shares will be recorded as a warrant liability measured at fair value. We will determine the fair value of the warrants based on available market data using a Black-Scholes valuation model. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period will be included as non-cash credits or charges to earnings.
Acquisition
     On November 13, 2006, we entered into an agreement and plan of merger (the “Agreement”) with Zila Merger, Inc., a wholly-owned subsidiary of Zila, Inc. (“Merger Sub”), Professional Dental Technologies, Inc. (“Pro-Dentec®”) and certain of the stockholders of Pro-Dentec®. Following approval by Pro-Dentec’s stockholders on November 28, 2006, Merger Sub merged with and into Pro-Dentec®, with Pro-Dentec® surviving as a wholly-owned subsidiary of Zila, Inc. (the “Merger”). The cash purchase price paid for Pro-Dentec® was approximately $34 million with each stockholder of Pro-Dentec® entitled to receive $26,064.03 per share of common stock, less $1,037.90 which was held back at closing for the payment of certain transaction expenses. To the extent that the aggregated amount of merger consideration withheld exceeds the amounts required to pay such transaction expenses, the excess will be distributed to the stockholders of Pro-Dentec® on a pro rata basis.
     ProDentec®, headquartered in Batesville, Arkansas, is a leading designer, manufacturer and marketer of products to dental professionals for Soft Tissue Management (STM®) including the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action, the Pro-Select3® Piezo-Ultrasonic Scaler System and a suite of pharmaceutical STM® products for both in-office and home-care use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Item 1A. “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview
     Zila, Inc. is a leading cancer diagnostic company initially focused on oral cancer. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries. Zila, Inc. is a holding company that conducts its business operations through two Business Units: Pharmaceuticals and Biotechnology. As more fully described below, we completed the disposition of our Nutraceuticals Business Unit on October 2, 2006.
     The Pharmaceuticals Business Unit (“Pharmaceuticals”) manufactures and markets the chemiluminescent disposable light product, ViziLite® Plus with T-Blue 630 ™, for the illumination and marking of oral mucosal abnormalities, and Peridex® prescription mouth rinse.
     The Biotechnology Business Unit is our research, development and licensing division specializing in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies.
Sale of Nutraceuticals Business Unit
     We believe that our future core operations and our products with the greatest potential lie within the Pharmaceutical and Biotechnology Business Units. Accordingly, during the second half of fiscal 2006 we engaged in a process to divest the Nutraceuticals Business Unit and entered into a definitive agreement with NBTY, Inc. that provided for the sale of all the common stock of Zila Nutraceuticals, Inc. Following approval of our shareholders, on October 2, 2006, we completed the sale for a purchase price of $40.5 million with $37.5 million paid in cash at close (subject to a working capital adjustment) and the remaining $3 million may be paid through an earn-out formula that is dependent upon the future performance of the business. We recognized a pre-tax gain of approximately $11 million.
Acquisition of Pro-Dentec®
     On November 28, 2006, we completed the merger with Professional Dental Technologies, Inc. (“Pro-Dentec®”) a privately-held, professional dental products company headquartered in Batesville, Arkansas. Through its national sales and marketing organization, Pro-Dentec offers, directly to dental professionals, a small suite of proprietary, high-margin dental products that complement our cancer screening and detection products. The merger consideration is approximately $34 million.
     Pro-Dentec focuses on Soft Tissue Management (STM®) oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to train a large number of dental offices on the importance of oral cancer screening with ViziLite Plus.
     We believe that this acquisition completes our transition into a cancer diagnostic company focused initially on oral cancer. Leveraging Pro-Dentec’s national dental sales force and its compelling continuing education seminar series will provide us an opportunity to fully realize the large market potential of ViziLite® Plus and future oral cancer detection products.

Private Placement
     On November 29, 2006, we completed a private placement of $40 million in common stock, convertible debt instruments and warrants to selected accredited investors (“Private Placement”). Existing shareholders and their related funds made up more than 80% of the private placement. The proceeds of the Private Placement were used to complete the ProDentec® acquisition and to augment existing working capital. The exercise of the warrants associated with the Private Placement would provide us an additional $23 million in working capital. However, there can be no assurances that the warrants would be exercised.
Product Development
     In the second quarter of fiscal 2006, we successfully reached agreement with the Food and Drug Administration (“FDA”) on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process and commenced patient enrollment. The clinical trial is expected to provide the primary basis for safety and efficacy in the OraTest new drug application (“NDA”). Prior studies will also be submitted in the NDA and are expected to support the product’s safety and efficacy. The revised regulatory program is designed to reduce the duration and the cost of the original program while improving the potential market size by assessing the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. We believe the current study enrollment may be complete in approximately one year from the beginning of enrollment in most clinical sites in spring 2006, although no assurances can be given in this regard. The on-going trial is expected to require less than 4,000 patients who generally undergo a single visit and may include up to two interim analyses. We have made significant progress in enrolling patients in the study and we may be approaching a point where an interim analysis of the test results may be required. Upon completion of the clinical program and assuming that all required clinical requirements are achieved, we estimate that it will require approximately six months to complete our clinical, non-clinical and chemistry, manufacturing and controls (“CMC”) objectives in order to prepare the NDA supplement for submission to the FDA.
Results of Operations
     The following table summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended October 31, 2006 and 2005 (dollars in thousands):

	Three months ended October 31,
		Percent of		Percent of
		Net		Net
	2006	Revenues	2005	Revenues	Change
Net revenues	$1,378	100%	$1,700	100%	(19)%
Cost of products sold	839	61	652	38	29

Gross profit	539	39	1,048	62	(49)

Operating Costs and Expenses:
Marketing & selling	1,548	112	1,247	73	24
General & administrative	3,183	231	2,630	155	21
Research & development	1,535	111	1,680	99	(9)
Depreciation & amortization	392	28	330	19	19

	6,658	483	5,887	346	13

Loss from operations	(6,119)	(444)	(4,839)	(284)	(26)
Other income (expense), net	(3,667)	(266)	59	3	(6,210)

Loss before income taxes	(9,786)	(710)	(4,780)	(281)	(105)
Income tax benefit (expense)	3,865	280	(3)	—	128,933

Net loss from continuing operations	$(5,921)	(430)	$(4,783)	(281)	(24)

     Net revenues decreased 19% to $1.4 million for the three months ended October 31, 2006, compared to revenues of $1.7 million for the three months ended October 31, 2005 as a result of our deliberate reductions in sales of ViziLite® Plus to our existing distribution channel as we prepared to modify our means of distribution upon the completion of the Pro-Dentec® acquisition.
     Gross profit as a percentage of net revenues decreased to 39% from 62% for the three months ended October 31, 2006 compared to the same period in fiscal 2005 primarily due to the effect of providing a reserve for ViziLite® inventory that is approaching its expiration date.

     Marketing and selling expenses for the three months ended October 31, 2006 as a percentage of net revenues increased to 112% from 73% in the prior year. Expenditures for ViziLite® were the primary reason for this increase as we continue our campaign to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $3.2 million, or 231% of net revenues, for the three months ended October 31, 2006, compared to $2.6 million, or 155% of net revenue, for the three months ended October 31, 2005. The increase for this period is related primarily to stock compensation costs and to additional support costs in the Pharmaceuticals and Biotechnology Business Units.
     Research and development expenses decreased $145,000, or 9%, to $1.5 million for the three months ended October 31, 2006 from $1.7 million in the three months ended October 31, 2005. Current quarter expenses were incurred in connection with our Phase III clinical program while expenses of the prior year quarter principally reflect our efforts to re-commission our manufacturing facility.
     Depreciation and amortization expenses increased $62,000, or 19%, to $392,000 for the three months ended October 31, 2006 from $330,000 for the three months ended October 31, 2005. The increased level of depreciation expense in the current year results from additions made last year for the re-commissioning of the ZTC™ facility in the Biotechnology Business Unit and for the new ViziLite® Plus production facility in the Pharmaceuticals Business Unit.
     Other expense was $3.7 million for the three months ended October 31, 2006 compared to other income of $59,000 in the prior year period. The increase for the current period primarily resulted from interest expense on the Black Diamond credit facility and the non-cash loss of $3.8 million for the write-off of unamortized debt financing costs and debt discount upon the repayments of the Black Diamond credit facility and the Industrial Revenue Bonds. These costs were offset by derivative income recognized on the Black Diamond warrant liability. We are required to account for this warrant as a freestanding derivative financial instrument. The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. The derivative income recognized in the current period was due to primarily to a decrease in the trading price of our common stock which is a significant component of fair value of the derivative instrument.
     Income tax benefit of $3.9 million for the three months ended October 31, 2006 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit.
Pharmaceuticals Business Unit
     Selected financial information for the Pharmaceuticals Business Unit follows (dollars in thousands):

	Three months ended October 31,
	2006	2005	Change
Net revenues	$1,378	$1,700	(19)%
Gross profit	539	1,048	(49)
Gross profit %	39%	62%
Loss from continuing operations before income taxes.	(1,700)	(706)	(123)
     Net revenues for the Pharmaceuticals Business Unit decreased 19% to $1.4 million for the three months ended October 31, 2006 compared to net revenues of $1.7 million for the prior year period. This decrease resulted from our deliberate reductions in sales of ViziLite® Plus to our existing distribution channel as we prepared to modify our means of distribution upon the completion of the Pro-Dentec® acquisition.
     Gross profit as a percent of net revenues decreased to 39% for the three months ended October 31, 2006 from 62% from the prior year period. The decrease in our gross profit percentage was primarily due to the effect of providing a reserve for ViziLite® inventory that is approaching its expiration date.
     Net loss before income taxes for the Pharmaceuticals Business Unit for the three months ended October 31, 2006 was $1.7 million compared to net loss of $706,000 in the prior year period. The increased net loss is attributable to ViziLite® Plus and results from our deliberate reductions in sales of ViziLite® Plus to our existing distribution channel as we prepared to modify our means of distribution upon the completion of the Pro-Dentec® acquisition. As we execute our strategy for ViziLite® Plus, we increased our selling and marketing expenditures and general and administrative expenses to support these activities.
Biotechnology Business Unit
     Selected financial information for the Biotechnology Business Unit follows (dollars in thousands):

	Three months ended October 31,
	2006	2005	Change
Net revenues	$—	$—
Research and development	1,535	1,680	(9)%
Loss from operations before income taxes	(2,118)	(2,097)	(1)

     Research and development expenses were $1.5 million in the three months ended October 31, 2005 compared to $1.7 million in the prior year, a decrease of 9%. Current quarter expenses were incurred in connection with our Phase III clinical program while expenses of the prior year quarter principally reflect our efforts to re-commission our manufacturing facility.
     The loss from operations before income taxes of $2.1 million for the Biotechnology Business Unit was flat with the prior year.
Inflation and Seasonality
     We do not believe that inflation has a material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
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
     Historically and during the quarter ended October 31, 2006, we derived nearly all of our revenues from sales of Peridex® and ViziLite®, and from Ester-C® which is now reflected as part of discontinued operations. In generating these revenues, we are dependent on a few key customers. Even after the disposition of our Nutraceuticals Business Unit and the Ester-C® product lines and for the immediate future, we will continue to be dependent on a few customers in connection with our remaining products. A loss of any of our key customers, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation, and our ability to obtain financing. Additionally, the development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.
     As part of our strategic plan, we are embarked upon transitioning our company into one with a strategic focus on cancer detection. Management believes that our greatest potential lies within the products and potential products within the Pharmaceutical and Biotechnology Business Units. Consequently, we entered into a stock purchase agreement to divest the Nutraceuticals Business Unit and completed the disposition on October 2, 2006. From the proceeds, we retired the debt outstanding under the Credit Facility (as defined below), and we plan to use the net proceeds from the sale to pursue opportunities that are focused on the development and commercialization of cancer detection products from our Pharmaceuticals and Biotechnology Business Units. With these funds and with funding from a private debt and equity placement on November 28, 2006, we acquired a company to increase our ability to deliver ViziLite® and OraTest®, our future oral cancer detection product, into the dental marketplace, and to provide for our working capital needs.
     We anticipate that our current cash and cash equivalents, funds from our recent private placement, along with cash generated from operations and working capital management, the sale of non-core assets, and proceeds from the issuance of common stock under our employee stock option and stock purchase programs are adequate to fund our current level of operations over the next 12 months. However, in the future, we may need to raise additional funds. If we are unable to obtain financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs or acquisition activity; (ii) limit the marketing of our products; or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Three months ended October 31,
	2006	2005
Net cash used in operating activities	$(4,104)	$(1,974)
Net provided by (used in) investing activities	37,734	(785)
Net cash (used in) provided by financing activities	(22,935)	127

	October 31, 2006	July 31, 2006
Cash and cash equivalents	$14,653	$3,958
Working capital	10,403	(6,854)
Current ratio	2.1	0.8

     At October 31, 2006, our primary sources of liquidity included cash, cash equivalents and short-term investments of $14.7 million compared to $3.9 million at July 31, 2006. Our working capital was $10.4 million at October 31, 2006 compared to $(6.9) million at July 31, 2006. The improvement in cash and cash equivalents and in working capital at October 31, 2006 resulted from net proceeds received from the sale of our Nutraceuticals Business Unit and the repayment of the Credit Facility which was included in current liabilities.
Operating Activities
     Net cash used in operating activities was $4.1 million during the three months ended October 31, 2006 compared to $2.0 million during the same period last year. The increase in net cash used in operating activities during this quarter resulted primarily from the funding of our loss from continuing operations and cash interest expense and fees paid on the Black Diamond term loan.
Investing Activities
     Net cash provided by investing activities during the three months ended October 31, 2006 was $37.7 million compared to net cash used in investing activities of $785,000 during the comparable period of fiscal 2006. Net cash of $38.3 million was provided by the sales of our Nutraceuticals Business Unit and cash collateral returned upon the retirement of the Industrial Revenue Bonds.
Financing Activities
     Net cash used by financing activities for the three months ended October 31, 2006 was $22.9 million compared to net cash provided financing activities of $127,000 for the same period ended October 31, 2005. The increase in cash used by financing activities in the current year arose from the repayment of the balances due under the Credit Facility and the Industrial Development Revenue Bonds. These transactions are more fully described below.
Credit Facility
     On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40 million credit facility (the “Credit Facility”). On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business and the Credit Facility was terminated. Upon termination of the Credit Facility, we recognized a non-cash loss of $3.6 million for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.
Industrial Development Revenue Bonds
     On September 28, 2006, we redeemed Bonds in the amount of $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.
Private Placement
     On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provide for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000 (collectively, the “Private Placement”). The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the acquisition of Pro-Dentec® and for working capital and general corporate purposes.
     Pursuant to the first purchase agreement, we issued and sold:
a.	9,100,000 shares of our common stock for $1.75 per share (the “Shares”);

b.	$12,075,000 in aggregate principal amount of 12% Unsecured Convertible Notes, which convert into shares of our common stock at a conversion price of $1.75 per share following approval by our shareholders (the “Unsecured Notes”);

c.	Warrants to purchase approximately 5,403,000 shares of our common stock, which are exercisable starting in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”); and

d.	Warrants to purchase approximately 3,105,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders (the “Additional Warrants”).
     Pursuant to the second purchase agreement, we issued and sold:
a.	$12,000,000 of 6% Senior Secured Convertible Notes (the “Secured Notes”); and

b.	Warrants to purchase approximately 1,909,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders (the “Secured Note Warrants”).

     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and will receive warrants to acquire up to approximately 1,218,700 shares of common stock at an exercise price of $2.21 per share following approval by our shareholders (“the Roth Warrants”). Additionally, we are obligated to pay Roth placement fees in connection with the Private Placement of 6% of the gross proceeds of the common stock offering and 2% of debt securities issued.
     Shareholder approval is required to issue the Additional Warrants and Secured Note Warrants, convert the Unsecured Notes and increase our authorized shares of common stock to enable us to issue such shares upon the exercise of the Additional Warrants and Secured Note Warrants and conversion of the Unsecured Notes and Secured Notes. Our Annual Shareholders’ Meeting is scheduled for December 14, 2006.
     The Unsecured Notes will bear interest, payable quarterly, at 12% per annum and will be due in May 2007. The Unsecured Notes will automatically convert into shares of Zila’s common stock at a conversion price of $1.75 per share upon receipt of approval from Zila’s shareholders.
     The Secured Notes will initially bear interest, payable quarterly, at 6% per annum and are due in November 2009. The Secured Notes will, at the option of the holders thereof, convert into shares of common stock at a conversion price of $2.20 per share, but only if shareholder approval is obtained. If our shareholders fail to approve such matters, the Secured Notes will bear interest at a default rate of 15% per annum, and the entire outstanding balance, plus accrued but unpaid interest, of such notes may become immediately due and payable. The Secured Notes will be secured by all of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries.
     So long as any amount due under the Secured Notes is outstanding and until the earlier of (i) the indefeasible payment in full of all amounts payable and (ii) the conversion of Secured Notes, we are required to maintain certain financial covenants, including that we maintain:
a.	at the end of each fiscal quarter commencing with the fiscal quarter ending January 31, 2007, an unrestricted balance of cash (including cash equivalents and excluding cash from any working capital line of credit) of not less than $4,500,000, or $10,500,000 in the event our Peridex® product line is divested;

b.	for each of the fiscal quarters ending January 31, 2008 and April 30, 2008, EBITDA of at least $1, excluding certain costs associated with the development and marketing of OraTest; provided, however, that if our Peridex® product line is divested the EBITDA target will be reduced by $1,500,000 on an annualized basis;

c.	for the fiscal quarter ended July 31, 2008, GAAP net income of at least $1, excluding certain costs associated with the development and marketing of OraTest; provided, however, that if our Peridex® product line is divested the net income target will be reduced by $1,500,000 on an annualized basis; and

d.	for each fiscal quarter commencing with the fiscal quarter ending October 31, 2008, net income of at least $1.
     Failure to satisfy these financial tests, or to maintain compliance with the negative covenants described in our definitive proxy statement filed with the SEC on November 30, 2006, could, at the option of the Secured Note holders, result in an event of default under the Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.
     Failure to adopt the proposed amendment to the charter will have the following effects:
a.	$12,075,000 aggregate principal amount of the Unsecured Convertible Notes will not convert into shares of common stock and the entire outstanding balance of such notes will be due and payable in May 2007;

b.	we will not be able to issue up to 6,232,792 Additional Warrants, Secured Note Warrants and Roth Warrants that are expected to be issued in the Private Placement;

c.	we will be in default with respect to the $12,000,000 of the Secured Notes as failure to obtain shareholder approval is an event of default; and

d.	we will be subject to those covenants and operating restrictions contained in its Unsecured Convertible Notes and Secured Notes until the repayment of such notes.
     The Secured Notes also contain various requirements that will remain effective regardless of whether our shareholders approve of the conversion of such Secured Notes. These changes include separating the offices of Chairman of the Board and Chief Executive Officer, appointing a new Chairman of the Board on or prior to August 1, 2007 and appointing two new directors to Zila’s Board of Directors on or prior to August 1, 2007. A failure to satisfy any of these requirements could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
     The Private Placement was made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder. We agreed to file and maintain registration statements under the Securities Act registering the resale of the Shares issued in the Private Placement, as well as shares of common stock that are issuable upon exercise of the Initial Warrants, Additional Warrants and Secured Note Warrants and upon conversion of the Unsecured Notes and Secured Notes. If we fail to register or maintain the effectiveness of any such registration statements, we are liable for liquidated damages of 1% of the aggregate purchase price paid by the investors per month up to an aggregate of 24% of the aggregate purchase price.
     The warrants are freestanding derivative instruments, and we will account for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS No. 133”) and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”), as well as related interpretations of these standards. Accordingly, the obligations created by our agreement to register and maintain registration of the underlying common shares will be recorded as a warrant liability measured at fair value. We will determine the fair value of the warrants based on available market data using a Black-Scholes valuation model. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period will be included as non-cash credits or charges to earnings.
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
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
     The table below summarizes our future cash contractual obligations at October 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31 (in thousands).

	Remaining
	2007	2008 & 2009	2010 & 2011	Thereafter	Total
Long-term debt	$—	$500	$—	$—	$500
Operating leases	253	613	243	—	1,109
Capital lease obligations	21	30	—	—	51
Purchase obligations	270	1,970	—	—	2,240

Total	$544	$3,113	$243	$—	$3,900

     Purchase obligations include contractual arrangements that are legally binding and enforceable. These contractual arrangements specify all significant terms, including fixed or minimum quantities to be purchased, pricing provisions and the approximate timing of the transaction. The timing of payments for our purchase obligations is estimated based upon current information. The actual timing and amount of payment may differ from this estimate.
          Purchase orders for raw materials and other goods and services are not included in the above table. Our purchase orders may represent authorizations to purchase rather than definitive binding contractual obligations. Contractual arrangements for goods and services that contain clauses allowing for cancellation without significant penalty are not included in the above table.
Summary of Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. No significant changes to our significant accounting policies and critical estimates have occurred subsequent to July 31, 2006.

Accounting for Income Taxes
     For the three months ended October 31, 2006, we recognized an income tax benefit of $3.9 million from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain from the sale of our Nutraceuticals Business Unit which is presented in discontinued operations.
     At October 31, 2006, we have recorded a valuation allowance for our net deferred tax assets of $16.8 million, due to a lack of earnings history, and we had federal net operating loss carry forwards of approximately $40.8 million which expire in years 2009 through 2027.
     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities and net operating loss and credit carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.
     As we have incurred cumulative losses in the United States, we have not recognized tax benefits for these operating losses as we are precluded from considering the impact of future forecasted income pursuant to the provisions of SFAS No. 109 in assessing whether it is more likely than not that all or a portion of our deferred tax assets may be recoverable. We compute cumulative losses for these purposes by adjusting pre-tax results (excluding the cumulative effects of accounting method changes and including discontinued operations and other “non-recurring” items such as restructuring or impairment charges) for permanent items.
     Should we determine that we will be able to realize all or a portion of our deferred tax assets in the United State in the foreseeable future, an adjustment to the valuation allowance related to our deferred tax assets would cause a material increase to net earnings in the period in which such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.
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
Reconciliation of GAAP Measures to Non-GAAP Measures
Unaudited
(in thousands)

	Three months ended October 31,
	2006	2005
EBITDA	$5,290	$(4,321)
Interest income	125	83
Interest expense	(5,064)	(52)
Depreciation and amortization	(597)	(709)
Income tax expense	(12)	(3)

Net income (loss)	$(258)	$(5,002)

Recent Accounting Pronouncements
     In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The provisions in FSP 123R-5 are effective for the first reporting period beginning after October 10, 2006, which for us would be our second fiscal quarter beginning November 1, 2006. If in applying Statement 123(R) an entity did so in a manner consistent with the provisions of FSP 123R-5, then that entity would continue to apply the provisions in this FSP to prior periods. However, if an entity did not apply Statement 123R in a manner consistent with the provisions of FSP 123R-5, then that entity would be required to retrospectively apply the provisions in this FSP to prior periods when those periods’ financial statements are included for comparative purposes with current-period financial statements. Early application of FSP 123R-5 is permitted in periods for which financial statements have not yet been issued. We do not believe that its adoption will have a material effect on our financial position or results of operations.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year 2009 which begins August 1, 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in our fiscal first quarter 2009. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending July 31, 2007. Historically, we have evaluated uncorrected differences by considering both the balance-sheet and income-statement approach; however, we are currently evaluating the impact, if any, of SAB No. 108 on our financial position and results of operations.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 which for us would be our fiscal year beginning August 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements but do not believe that its adoption will have a material effect on our financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).” This standard amends the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us would be our fiscal year beginning August 1, 2007. Early application is allowed. The adoption of SFAS No. 155 is not expected to have a material impact to our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our exposure to market risk for a change in interest rates relates primarily to our investments, which consist of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value at October 31, 2006 approximates market value and at maturity. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings.
     Except as described below, as of October 31, 2006, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals and oral argument is scheduled for December 8, 2006.
     On June 27, 2005 we sold our Zilactin brand of products to Blairex Laboratories, Inc. (Blairex). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that they have suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, the dispute was subject to arbitration. Both of the events that were complained of occurred after the sale closed on June 27, 2005 and were not covered by any representations or warranties that were given to Blairex by the Company. The parties were unsuccessful in an attempt to resolve the dispute through formal mediation. However, on November 3, 2006, we entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Blairex. The Settlement Agreement provided for the dismissal of the arbitration matter and the payment of $650,000 to Blairex, the cost of which was recorded in discontinued operations for the quarter ended October 31, 2006.

Item 1A. Risk Factors.
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
     The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug, device or product can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy, personal or prior understandings during the period of product development and FDA regulatory review of each investigational new drug application, new drug application, or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.
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
We may be unable to obtain FDA approval, or to establish a market, for OraTest ® in the United States.
     We are seeking FDA approval for OraTest® and are conducting a phase III clinical trial to include in an amended New Drug Application. We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that our regulatory program will meet the FDA’s requirements or that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations. If regulatory approval is granted, such approval may be delayed or entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA may require post-marketing reporting, and may require surveillance programs to monitor the usage or side effects of the product. If FDA approval of the OraTest® product is received, there is no assurance that we will be successful in gaining market acceptance of the OraTest® product.
     Based on recent evaluations of the anticipated scope of the regulatory program, we believe that our current cash and cash equivalents, along with cash from operations and working capital management, the sale of non-core assets including the divestiture of Zila Nutraceuticals, Inc. and proceeds from the Private Placement and from issuance of common stock under our employee stock option, stock purchase programs and stock purchase warrants will be adequate to fund the OraTest® clinical study to its completion for submission to the FDA review process. There can be no assurances that these amounts will be available to fund the program at the optimal pace or be adequate to support the future regulatory program costs if the regulatory approval effort proceeds at a slower rate than expected, requires additional testing beyond our current expectation, the costs increase beyond current estimates or we are unable to generate the required level of cash flow from operations. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; and (v) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
The sale of the Nutraceuticals Business Unit reduced our revenue by approximately 76%.
     The assets we sold in our recent disposition of the Nutraceuticals Business Unit constituted approximately 76% of our revenues and 10% of our loss from continuing operations in fiscal 2006. Following the disposition, our immediate ability to produce revenues and income will therefore be substantially reduced. There can be no assurance that the proceeds from the disposition and the Private Placement, revenues and profits generated from the Pro-Dentec® acquisition, along with other capital that we have access to, will be adequate to bring our developing product lines to market nor can we be certain that our future products, even if brought to market, will be sufficiently successful to replace the revenue of our Nutraceuticals Business Unit.

We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent disposition of the Nutraceuticals Business Unit and subsequent acquisition of Pro-Dentec®.
     Our future growth will depend on our ability to implement our business strategy. We believe that our recent acquisition of Pro-Dentec®, a privately-held dental products company, could strengthen our core businesses in our Pharmaceuticals and Biotechnology Units, including the development and commercialization of oral cancer screening products. Further, we believe that this acquisition could increase our ability to deliver our oral cancer screening products into the dental marketplace and could result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. The strategic measures taken to reduce ViziLite® Plus sales to distributors in the fourth quarter of fiscal 2006 and the first quarter of 2007 may have a negative impact on ViziLite® Plus sales through distributors if the execution of our integration strategy is not successfully completed. In addition, there is no guarantee that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition and the disposition of the Nutraceuticals Business Unit.
We have incurred substantial expenses and committed valuable time related to the recent disposition of our Nutraceuticals Business Unit and our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.
     We have incurred substantial expenses related to legal and financial advisors and our management has spent significant time on matters implementing its strategic vision. Our business plan has required and will require substantial capital expenditures. We may require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. We may also incur debt or assume contingent liabilities that could place restrictions on management’s ability to use capital or conduct the business. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our development and acquisition activities.
We are dependent on a few key products and our growth is dependent on the development of new products.
     Nearly all of our revenues for the past fiscal year were derived from sales of Ester-C®, Peridex®, and ViziLite® Plus. As disclosed above, we disposed of our Nutraceuticals Business Unit and the Ester-C® products on October 2, 2006. If any of our remaining major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Peridex® and ViziLite® products, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with current Good Manufacturing Practices (“cGMP”) could have a material adverse impact on our financial condition.
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
     For the quarter end October 31, 2006, approximately 89% of our revenues were generated from three customers. Receivables due from two customers at October 31, 2006, represent approximately 76% of our accounts receivable. In the future, loss of any of our key customers related to our Pharmaceutical Business Unit, a reduction in sales to such key customers for any reason, or a failure to fulfill their financial or other obligations due to us could have a material adverse affect on our business, financial condition and results of operation.
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
     We and our present and future products are subject to risks associated with new federal, state, local or foreign legislation or regulation or adverse determinations by regulators under existing regulations, including the interpretation of and compliance with existing, proposed and future regulatory requirements imposed by the FDA. We are also subject to other governmental authorities such as the Department of Health and Human Services, the Consumer Products Safety Commission, the Department of Justice and the United States Federal Trade Commission with its regulatory authority over, among other items, product safety and efficacy claims made in product labeling and advertising. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. A regulatory determination or development that affects our ability to market or produce one or more of our products could have a material adverse impact on our business, results of operation and financial condition and may include product recalls, denial of approvals and other civil and criminal sanctions.
We are at risk with respect to product liability claims.
     We could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with whom we have entered into manufacturing agreements or by us. We maintain $6 million in product liability insurance coverage for claims arising from the use of our products, with limits we believe are commercially reasonable under the circumstances, and, in most instances, require our manufacturers to carry product liability insurance. While we believe our insurance coverage is adequate, we could be subject to product liability claims in excess of our insurance coverage. In addition, we may be unable to retain our existing coverage in the future. Any significant product liability claims not within the scope of our insurance coverage could have a material adverse effect on us.
We face significant competition that could adversely affect our results of operation and financial condition.
     The pharmaceutical and biotechnology industries are highly competitive. A number of companies, many of which have financial resources, marketing capabilities, established relationships, superior experience and operating history and research and development capacities greater than ours, are actively engaged in the development of products similar to the products we produce and market. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those we market. It may be difficult for us to maintain or increase sales volume and market share due to such competition which would adversely affect our results of operations and financial condition. In particular, in the United States, competition with producers of generic products is a major challenge as is the case with Peridex®. The loss of any of our products’ patent protection could lead to a significant loss in sales of our products in the United States market.

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
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, such as ViziLite ® Plus, and our future strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. However, the development of our products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. In addition, in the future, it is possible that we will need to raise additional funds for purposes that cannot be quantified and we may seek such additional funding through collaborative arrangements. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs or acquisition activity, (ii) limit the marketing of our products or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
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

Failure to obtain stockholder approval for an increase in authorized capital and the conversion of our Unsecured Notes and Secured Notes will adversely affect our financial health and may create an event of default under the Secured Notes.
     We are required to obtain stockholder approval to increase our authorized shares of capital and common stock, which is necessary to issue shares of common stock upon the conversion of the Unsecured Notes and Secured Notes and the exercise of the Initial Warrants, Additional Warrants, Secured Note Warrants and Roth Warrants. We are also required to obtain stockholder approval for the conversion of the Unsecured Notes and the Secured Notes and the issuance of the Additional Warrants, Secured Note Warrants and Roth Warrants. We cannot assure you that we will be successful in obtaining such approval. Such a failure would require us to repay the entire outstanding principal balance, plus accrued but unpaid interest, on our Unsecured Notes in May 2007, regardless if we have sufficient funds to repay such indebtedness.
     The Secured Notes contain a penalty interest provision such that if our stockholders do not approve of the conversion feature of the Secured Notes and the increase in authorized capital and common stock by December 31, 2006, interest will become due and payable at 15% per annum and the holders of the Secured Notes may declare a default on the Secured Notes and accelerate the entire principal amount outstanding, together with accrued but unpaid interest, regardless if we have sufficient funds to repay such indebtedness.
     If we are required to repay the Unsecured Notes or our obligation to repay the Secured Notes is accelerated, we could have significantly reduced capacity to fund working capital, capital expenditures or other general corporate needs. In addition, we may not be able to generate sufficient cash flows to meet our payment obligations. If we are unable fulfill these obligations or otherwise obtain funds necessary to make the required payments on our indebtedness, then we may be required to refinance our indebtedness, which we may be unable to do on terms that are acceptable to us, or at all. If we are unable to repay or refinance our indebtedness, we could be required to dispose of assets or declare bankruptcy and permit certain holders of our debt to proceed against our assets, which secured our obligations under the Secured Notes.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our payment obligations.
     As a result of the Private Placement, we have a significant amount of indebtedness relative to our equity and, although we have no concrete plans to do so, we may incur additional indebtedness in the future.
     Our ability to service our debt obligations and to fund working capital and capital expenditures will depend upon our future operating performance, which will be affected by factors discussed elsewhere in the reports we file with the Securities and Exchange Commission, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business and other factors, many of which are beyond our control.
     Our high level of debt could have important consequences for you, such as:
•	making it more difficult for us to satisfy our obligations with respect to the Unsecured Notes and Secured Notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.
Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.
     Our Unsecured Notes and our Secured Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Secured Notes also require us to maintain specified financial ratios. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our Unsecured Notes or Secured Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our debt instruments, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations.

Trends, Risks and Uncertainties Related to Our Capital Stock
The Private Placement and other financing arrangements or corporate events could significantly dilute existing ownership.
     Assuming the exercise of all Initial Warrants, Additional Warrants, all Secured Note Warrants, all Roth warrants and the conversion of all Unsecured Notes and the Secured Notes, an additional 24 million shares of our common stock will be issued, which will not only dilute a shareholder’s current ownership percentage, but will also dilute voting power. If we choose to raise additional funds through the issuance of shares of our common stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of our ownership.
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
     Our Board of Directors has approved and recommended to our stockholders an increase in our authorized capital stock from 67,500,000 to 150,000,000 and an increase in authorized common stock from 60,000,000 to 147,500,000. If stockholders approve this proposal, some of these newly authorized shares will be reserved for issuance upon the exercise of the Initial Warrants, Additional Warrants, Secured Note Warrants and Roth Warrants, as well as the conversion of the Unsecured Notes and Secured Notes, that were issued in the Private Placement. Subject to the rules and regulations promulgated by Nasdaq and the Securities and Exchange Commission, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders.
     In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of October 31, 2006, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our stockholders.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not applicable
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     On September 27, 2006, we held a Special Meeting of our shareholders in Phoenix, Arizona. Total outstanding votable shares were 46,007,593 and a total of 25,964,149 shares of common stock, or 56.4% of the outstanding shares, were represented in person or by proxy. The results of the matters voted upon at the Special Meeting follows:

          1. The ratification of a proposal to sell all of Zila, Inc.’s outstanding shares of common stock in Zila Nutraceuticals, Inc.

For	Against	Abstain	Not Voted
24,552,181	1,295,203	116,765	20,043,444
          2. The ratification of a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event that there were not sufficient votes to approve the proposed stock sale at the time the special meeting was convened or to allow additional time for the satisfaction of conditions to the sale.

For	Against	Abstain	Not Voted
24,328,051	1,329,046	307,052	20,043,444
     The foregoing matters are described in more detail in our Definitive Proxy Statement dated September 6, 2006.
Item 5. Other Information.
     Not Applicable
Item 6. Exhibits.
     The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

4.1	Form of 12% Unsecured Note due May 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K filed December 4, 2006)

4.2	Form of 6% Senior Secured Note due November 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed December 4, 2006)

4.3	Form of Initial Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed December 4, 2006)

4.4	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 of Form 8-K filed December 4, 2006)

4.5	Form of Secured Note Warrant (incorporated by reference to Exhibit 4.5 of Form 8-K filed December 4, 2006)

4.6	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.6 of Form 8-K filed December 4, 2006)

4.7	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.7 of Form 8-K filed December 4, 2006)

10.1	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006 (incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed September 6, 2006)

10.2	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 24, 2006)

10.3	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 7, 2006)

10.4	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 29, 2006)

Exhibit
Number	Description

10.5	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 29, 2006)

10.6	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed October 4, 2006)

10.7	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 17, 2006)

10.8	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 17, 2006)

10.9	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 17, 2006)

10.10	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2006)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2006	By:	/s/Andrew A. Stevens
Andrew A. Stevens
Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1	Form of 12% Unsecured Note due May 2007 (incorporated by reference to Exhibit 4.1 of Form 8-K filed December 4, 2006)

4.2	Form of 6% Senior Secured Note due November 2009 (incorporated by reference to Exhibit 4.2 of Form 8-K filed December 4, 2006)

4.3	Form of Initial Warrant (incorporated by reference to Exhibit 4.3 of Form 8-Kfiled December 4, 2006)

4.4	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 of Form 8-K filed December 4, 2006)

4.5	Form of Secured Note Warrant (incorporated by reference to Exhibit 4.5 of Form 8-K filed December 4, 2006)

4.6	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.6 of Form 8-K filed December 4, 2006)

4.7	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.7 of Form 8-K filed December 4, 2006)

10.1	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006 (incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed September 6, 2006)

10.2	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 24, 2006)

10.3	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 7, 2006)

10.4	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 29, 2006)

10.5	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 29, 2006)

10.6	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed October 4, 2006)

10.7	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 17, 2006)

10.8	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 17, 2006)

10.9	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 17, 2006)

Exhibit
Number	Description

10.10	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2006)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Filed herewith

**	Furnished herewith