Form 10-Q
period 2007-01-31
ZILA INC
filed 2007-03-08
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 28, 2007, 62,329,083 of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,367,360	$3,958,190
Restricted cash collateral	—	3,610,950
Trade receivables — net of allowances of $335,000 and $70,000	5,307,902	3,764,022
Inventories — net	4,318,109	9,698,810
Prepaid expenses and other current assets	2,397,941	1,938,188

Total current assets	25,391,312	22,970,160

Property and equipment — net	6,120,261	8,410,580
Purchased technology — net	10,414,877	2,552,937
Goodwill — net	14,195,440	6,930,192
Trademarks and other intangible assets — net	12,586,186	12,554,397
Other assets	1,437,191	2,945,679

Total Assets	$70,145,267	$56,363,945

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,015,655	$4,753,785
Accrued liabilities	6,375,430	4,156,030
Warrant liability	—	2,369,965
Short-term borrowings	181,643	30,347
Current portion of deferred gain on sale leaseback	152,976	152,976
Current portion of long-term debt and capital lease obligations	1,157,022	18,361,113

Total current liabilities	10,882,726	29,824,216

Deferred gain on sale leaseback	152,147	228,635
Long-term debt and capital lease obligations — net of current portion	6,160,540	3,060,011

Total liabilities	17,195,413	33,112,862

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference $6.50 per share	462,500	462,500
Common stock, $.001 par value – 147,500,000 and 65,000,000 shares authorized; 62,039,355 shares and 46,007,593 shares issued and outstanding	62,039	46,008
Capital in excess of par value	122,365,221	85,305,331
Accumulated other comprehensive loss	(109,099)	(82,678)
Accumulated deficit	(69,279,736)	(61,929,007)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	52,949,854	23,251,083

Total Liabilities and Shareholders’ Equity	$70,145,267	$56,363,945

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Net revenues	$8,328,517	$1,641,355	$9,706,556	$3,341,032
Cost of products sold	3,425,092	806,493	4,263,683	1,458,414

Gross profit	4,903,425	834,862	5,442,873	1,882,618

Operating costs and expenses:
Marketing and selling	3,612,912	1,448,834	5,161,775	2,696,105
General and administrative	3,975,081	2,585,019	7,158,036	5,214,983
Research and development	1,817,546	1,606,813	3,352,238	3,286,865
Depreciation and amortization	700,733	355,935	1,092,609	685,436

	10,106,272	5,996,601	16,764,658	11,883,389

Loss from operations	(5,202,847)	(5,161,739)	(11,321,785)	(10,000,771)

Other income (expense):
Interest income	180,997	58,352	276,626	138,002
Interest expense	(790,892)	(10,550)	(5,602,022)	(18,957)
Derivative income	—	—	1,058,872	—
Other expense	7,131	(39,132)	(2,812)	(51,228)

	(602,765)	8,670	(4,269,336)	67,817

Loss from continuing operations before income taxes	(5,805,612)	(5,153,069)	(15,591,121)	(9,932,954)
Income tax (expense) benefit	(54,761)	—	3,810,139	(3,600)

Loss from continuing operations	(5,860,373)	(5,153,069)	(11,780,982)	(9,936,554)

Gain (loss) from disposal of operations	(116,132)	—	10,993,438	—
Loss from discontinued operations	(174,296)	(2,092,728)	(1,744,534)	(2,311,417)
Income tax expense	—	—	(3,877,000)	—

Income (loss) from discontinued operations	(290,428)	(2,092,728)	5,371,904	(2,311,417)

Net loss	(6,150,801)	(7,245,797)	(6,409,078)	(12,247,9711)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(6,160,551)	$(7,255,547)	$(6,428,578)	$(12,267,471)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.11)	$(0.23)	$(0.22)
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.05)

Net loss attributable to common shareholders	$(0.12)	$(0.16)	$(0.13)	$(0.27)

Weighted average shares outstanding	55,544,636	45,683,014	50,671,338	45,668,127

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended January 31,
	2007	2006
Operating activities:
Net loss	$(6,409,078)	$(12,247,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization continuing operations	1,377,583	1,448,087
Amortization of deferred financing costs	2,270,624	15,183
Amortization of debt discounts	2,486,423	—
Non-cash interest on term loan	201,940	24,893
Gain from sale of discontinued operations	(10,993,438)	—
Non-cash derivative income	(1,058,873)	—
Non-cash stock-based employee compensation expense	870,919	240,789
Non-cash charge for options issued to outside parties	207,138	31,226
Other non-cash items — net	(57,959)	21,244

Change in assets and liabilities:
Receivables — net	(173,650)	1,974,396
Inventories	(247,804)	(1,679,905)
Prepaid expenses and other assets	934,490	(453,765)
Accounts payable and accrued liabilities	2,786,161	4,040,452

Net cash used in operating activities	(7,818,588)	(6,585,371)

Investing activities:
Additions to property and equipment	(224,658)	(898,757)
Additions to intangible assets	(263,831)	(277,924)
Restricted cash returned from (deposited to) collaterized letter of credit	3,610,950	(9,708)
Net proceeds from disposition of discontinued operations	34,705,077	—
Acquisition of business	(35,554,421)	—
Proceeds from disposition of assets	—	8,413

Net cash provided by (used in) investing activities	2,273,117	(1,177,976)

Financing activities:
Short-term borrowings (repayments), net	151,296	25,939
Financing costs	(2,381,727)	—
Proceeds from issuance of common stock	15,971,481	170,449
Proceeds from convertible notes payable	24,075,000	—
Dividends paid to preferred stockholders	(19,500)	(19,500)
Principal payments on long-term debt	(22,841,909)	(179,036)

Net cash provided by (used in) financing activities	14,954,641	(2,148)

Net increase (decrease) in cash and cash equivalents	9,409,170	(7,765,495)
Cash and cash equivalents at beginning of period	3,958,190	12,937,517

Cash and cash equivalents at end of period	$13,367,360	$5,172,022

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

								Accumulated
			Common Stock		Capital in			Other	Total
	Preferred Stock			Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity
Six Months Ended January 31, 2006
BALANCE AT JULY 31, 2005	100,000	$462,500	45,864,050	$45,864	$84,372,257	$(32,543,676)	$(551,071)	$(63,924)	$51,721,950
Dividends on preferred stock						(19,500)			(19,500)
Issuance of common stock under employee stock purchase plan			18,557	19	52,312				52,331
Exercise of common stock options and warrants			55,055	55	125,857				125,912
Stock-based compensation expense					264,221				264,221
Foreign currency translation								1,049	1,049
Net loss						(12,247,971)			(12,247971)

BALANCE AT JANUARY 31, 2006	100,000	$462,500	45,937,662	$45,938	$84,814,647	$(44,811,147)	$(551,071)	$(62,875)	$39,897,992

Six Months Ended January 31, 2007
BALANCE AT JULY 31, 2006	100,000	$462,500	46,007,593	$46,008	$85,305,331	$(61,929,007)	$(551,071)	$(82,678)	$23,251,083
Cumulative-effect adjustment of adopting FSP No. EITF 00-19-2					2,460,489	(922,151)			1,538,338
Dividends on preferred stock						(19,500)			(19,500)
Issuance of common stock			9,100,000	9,100	7,692,731				7,701,831
Issuance of stock purchase warrants					16,888,348				16,888,348
Conversion of unsecured debt			6,900,000	6,900	4,496,766				4,503,666
Beneficial conversion feature of secured debt					4,397,050				4,397,050
Issuance of common stock under employee stock purchase plan			1,762	1	4,474				4,475
Exercise of common stock options and warrants			30,000	30	42,645				42,675
Stock-based compensation expense					1,077,387				1,077,387
Foreign currency translation								(26,421)	(26,421)
Net loss						(6,409,078)			(6,409,078)

BALANCE AT JANUARY 31, 2007	100,000	$462,500	62,039,355	$62,039	$122,365,221	$(69,279,736)	$(551,071)	$(109,099)	$52,949,854

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Description of Business
     Zila, Inc., a Delaware corporation, and its subsidiaries (“Zila”), is a cancer diagnostic company focused on the prevention and detection of oral cancer.
     Following the sale of our Nutraceuticals Business Unit on October 2, 2006 (see Note 4) and the acquisition of Professional Dental Technologies (“Pro-Dentec®”) on November 28, 2006 (see Note 3), we manufacture and market ViziLite® Plus oral lesion identification kits, Peridex® prescription periodontal rinse, and Soft Tissue Management (“STM®”) products including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is pursuing regulatory approval for the OraTest® product, an oral cancer diagnostic system.
     Pro-Dentec® focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to train a large number of dental offices on the importance of oral cancer screening with ViziLite® Plus. We believe that this acquisition completes our transition into a cancer diagnostic company focused on oral cancer. Leveraging Pro-Dentec®’s national dental sales force and its compelling continuing education seminar series will provide us an opportunity to more fully realize the large market potential of ViziLite® Plus and future oral cancer detection products. Additionally, with the integration of the operations of Pro-Dentec® with our Zila Pharmaceuticals business unit and the re-alignment of our Zila Biotechnology business unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).
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
     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Technical, Inc., Zila Limited and Professional Dental Technologies, Inc. This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Current Report on Form 8-K filed on December 28, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that our grants of employee equity share options, nonvested shares, and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

     Since we incurred a loss from continuing operations for the three and six month periods ended January 31, 2007 and 2006, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for both the three-month and six-month periods ended January 31, 2007 were 3,395,000 and 1,970,000, respectively, and for the three-month and six-month periods ended January 31, 2006 were 436,000 and 440,000, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.
Reclassifications
     For comparative purposes, prior year amounts related to discontinued operations and certain immaterial amounts were reclassified to conform to current year presentation. See Note 4 for further discussion of reclassification of the results of operations for the discontinued operations.
Business Concentration
     We extend credit on a non-collateralized basis primarily to dental practices and wholesale distributors in the United States and Canada. We perform periodic credit evaluations of our customers’ financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses.
     Our cash and cash equivalents are maintained with financial institutions with high credit standings. However, our balances at these financial institutions exceed federally insured limits.
     Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical and medical device products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for our products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating whether to adopt SFAS No. 159.
     In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“EITF 00-19-2”) which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which EITF 00-19-2 is adopted. As more fully described in Note 8, we have elected early adoption of EITF 00-19-2 for our current interim period beginning November 1, 2006.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending July 31, 2007. Historically, we have evaluated uncorrected differences by considering both the balance-sheet and income-statement approach; however, we are currently evaluating the impact, if any, of SAB No. 108 on our financial position and results of operations.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 which for us would be our fiscal year beginning on August 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 to determine whether its adoption will have a material effect on our financial position or results of operations.
3. Acquisition
     On November 13, 2006, we entered into an agreement and plan of merger (the “Agreement”) with Zila Merger, Inc., a wholly-owned subsidiary of Zila, Inc. (“Merger Sub”), Pro-Dentec® and certain of the stockholders of Pro-Dentec®. Following approval by Pro-Dentec®’s stockholders, Merger Sub merged with and into Pro-Dentec®, with Pro-Dentec® surviving as a wholly-owned subsidiary of Zila, Inc. The cash purchase price paid for Pro-Dentec® was approximately $34,000,000 with each stockholder of Pro-Dentec® entitled to receive $26,064.03 per share of common stock, less $1,037.90 per share of common stock, which was held back at closing for the payment of certain transaction expenses. To the extent that the aggregated amount of merger consideration withheld exceeds the amounts required to pay such transaction expenses, the excess will be distributed to the stockholders of Pro-Dentec® on a pro rata basis.
     Pro-Dentec®, headquartered in Batesville, Arkansas, is a leading designer, manufacturer and marketer of products to dental professionals for soft tissue management including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use.
     Pro-Dentec® focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to train a large number of dental offices on the importance of oral cancer screening with ViziLite® Plus.
     The goodwill amount recognized in the acquisition of Pro-Dentec® results from the acquisition of an assembled workforce, including a management team with a proven track record of success in marketing to dental offices through a national sales force and established seminar program. We believe that this acquisition completes our transition into a cancer diagnostic company focused on oral cancer. Leveraging Pro-Dentec®’s national dental sales force and its compelling continuing education seminar series provides us an opportunity to more fully realize the large market potential of ViziLite® Plus and future oral cancer detection products.
     The financial results of the Pro-Dentec® acquired operations are included in these financial statements as of November 28, 2006, the date of acquisition. The preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Assets acquired:
Current assets	$6,688
Property, plant and equipment	4,518
Intangibles not subject to amortization:
Trademarks	5,449
Intangibles subject to amortization:
Purchased technology – proprietary know-how	8,173
Covenants not to compete	2,304
Customer lists and relationships	1,187
Other assets	2
Goodwill	10,163

Total assets acquired	38,484

Liabilities assumed	2,930

Net assets acquired	$35,554

     The acquisition cost has been allocated to the acquired net assets based on preliminary evaluation of the estimated fair values of the date of acquisition and are subject to adjustment as additional information is obtained.
     Acquired intangible assets subject to amortization are expected to be amortized over 2 to 15 years and have a weighted average of approximately 11 years. The acquired trademarks were determined to have indefinite useful lives. Aggregate amortization expense associated with the intangibles set forth above recorded since the acquisition date was $285,000 and the estimated annual amortization expense for the remaining portion of the current fiscal year is $739,000. The estimated annual amortization expense for the next five fiscal years is $1,700,000, $918,000, $515,000, $513,000 and $540,000, respectively.
     The unaudited condensed pro forma consolidated statements of income for the three and six month period ended January 31, 2007 and 2006, assuming the acquisition of Pro-Dentec® as of August 1, 2005 are as follows (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net revenues	$10,936	$9,968	$21,133	$20,202
Loss from continuing operations	$(5,986)	$(5,827)	$(11,868)	$(11,098)
Primary and diluted earnings per share from continuing operations	$(0.11)	$(0.13)	$(0.21)	$(0.24)
     Pro forma data may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.
4. Dispositions
     As part of our strategy to focus our business operations on the development and commercialization of products with the highest growth potential, we divested Zila Nutraceuticals, Inc. and two components of our former Pharmaceuticals Business Unit. We presented the results of operations of the Nutraceuticals Business Unit and the components of the Pharmaceuticals Business Unit as discontinued operations, including the related gain on the sale, net of any applicable taxes, for all periods included in the accompanying consolidated statements of operations.
     Nutraceuticals Disposition — On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. Following approval of our shareholders, on October 2, 2006, we completed the sale for a price of $37,500,000, subject to a working capital adjustment. The transaction resulted in the receipt of $35,800,000 in cash, expenses of $1,400,000, and escrowed funds of $300,000. We are also entitled to receive up to an additional $3,000,000 in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11,000,000.
     Under the stock purchase agreement, we have agreed to indemnify NBTY, Inc. for a number of matters, including the breach of our representations, warranties, and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches.

     The results of the discontinued operations that were formerly reported as the Nutraceuticals Business Unit are as follows (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net revenues	$—	$7,240	$1,629	$14,654
Gain on disposition	(114)	—	11,021	—
Income (loss) from operations	$(282)	$(1,998)	$(1,036)	$(1,902)
     At July 31, 2006, the significant classes of assets and liabilities of the divested Nutraceuticals Business Unit were as follows (in thousands):

Current assets	$14,271
Property, plant and equipment	6,707
Goodwill	2,897
Patents, trademarks and other intangibles	8,675
Other assets	224

Total assets	$32,774

Current liabilities	$4,856
Bonds and capital lease obligations	2,532

Total liabilities	$7,388

     Pharmaceuticals Dispositions — On July 21, 2006, our subsidiary Zila Swab Technologies, Inc. sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, LLC, an Illinois limited liability company for approximately $642,000 in cash and retained liabilities of $95,000. The sale resulted in a pre-tax loss of $654,000.
     On June 27, 2005, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Zilactin® brand of over-the-counter lip and oral care products to Blairex Laboratories, Inc., an Indiana corporation, for $10,300,000. As disclosed in Note 12, at October 31, 2006, we were engaged in an arbitration proceeding regarding this disposition, which was settled on November 3, 2006. The settlement required the payment of $650,000 to Blairex Laboratories, Inc. The settlement cost was included as loss from discontinued operations for the period ended October 31, 2006.
     The results of the discontinued operations formerly reported in the Pharmaceuticals Business Unit are as follows (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net revenues, net of intercompany eliminations	$—	$739	$—	$1,268
Loss on disposition	(2)	—	(27)	—
Income (loss) from operations	$108	$(94)	$(709)	$(409)
5. Balance Sheet Information
     The following tables provide details of selected balance sheet items (in thousands):

	January 31,	July 31,
	2007	2006
Inventories
Finished goods	$1,792	$4,380
Work in process	486	439
Raw materials	2,397	4,937
Inventory reserves	(357)	(57)

Total inventories — net	$4,318	$9,699

     Total inventories at July 31, 2006 for the Nutraceuticals Business Unit were $7,700,000.

	January 31,	July 31,
	2007	2006
Property, Plant and Equipment
Land	$529	$403
Building and improvements	2,609	5,719
Furniture and equipment	3,296	2,679
Leasehold improvements and other assets	7,114	915
Production and warehouse equipment	1,152	6,063

Total property and equipment	14,701	15,779
Less accumulated deprecation and amortization	(8,580)	(7,368)

Property and equipment — net	$6,120	$8,411

Accrued Liabilities
Accrued professional and consulting fees	$3,990	$1,712
Accrued employee compensation and related taxes	1,589	542
Accrued advertising	66	803
Accrued royalties	6	505
Other	724	594

Total accrued liabilities	$6,375	$4,156

6. Intangible Assets
     Intangible assets consist of the following (in thousands):

	January 31, 2007			July 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$15,592	$5,177	$10,415	$7,419	$4,866	$2,553

Trademarks and other intangible assets:
Trademarks	128	8	120	11,766	4,068	7,698
Patents	2,746	342	2,404	3,668	499	3,169
Licensing costs	2,685	1,349	1,336	3,162	1,475	1,687
Other intangibles	3,492	214	3,278	—	—	—

Total trademarks and other intangible assets	9,051	1,913	7,138	18,596	6,042	12,554

Total amortizable intangible assets	24,643	7,090	17,553	26,015	10,908	15,107

Unamortizable intangible:
Trademarks	5,449	—	5,449	—	—	—
Goodwill	18,775	4,580	14,195	12,401	5,471	6,930

Total intangibles assets	$48,867	$11,670	$37,197	$38,416	$16,379	$22,037

     The change in the carrying amount of goodwill for the six months ended January 31, 2007 resulted from the sale of our Nutraceuticals Business Unit. Goodwill sold as part of the Nutraceuticals divestiture had net carrying value of $2,900,000 at the date of sale and at July 31, 2006 and $10,000,000 in goodwill from the acquisition of Pro-Dentec® at January 31, 2007.
     Intangible asset amortization expense for the three-month and six-month periods ended January 31, 2007 was $220,000 and $506,000, respectively, and for the three-month and six-month periods ended January 31, 2006 was $196,000 and $392,000, respectively. Amortization of intangibles for discontinued operations was $101,000 for the three and six months ended January 31, 2007, and was $161,000 and $324,000 for the three and six months ended January 31, 2006, respectively.

     For fiscal years 2008 through 2012, the amortization of intangibles is estimated to be $2,500,000 each year.
7. Debt
     Debt consisted of the following (in thousands):

	January 31,	July 31,
	2006	2006
Short-term borrowings:
Installment note payable on insurance policies	$182	$30

Current portion of long-term debt:
Notes payable	$1,080	$—
Secured term loan, net of discount	—	18,044
IDA bond payable, Series A, current portion	—	245
Capital lease obligations, current portion	77	72

Total current portion of long-term debt	$1,157	$18,361

Long-term debt:
6% Senior Secured Convertible Notes	$12,000	$—
Less — unamortized discount	(6,483)	—
Secured term loan	—	19,884
Less — unamortized discount on term loan	—	(1,840)
Notes payable	1,080	—
IDA bond payable, Series A	—	2,721
PharmaBio	500	500
Capital lease obligations	220	156

Total long-term debt	7,317	21,421
Less current portion	1,157	18,361

Long-term portion	$6,160	$3,060

     Short-term Borrowing — On January 31, 2007 and July 31, 2006, we had short-term borrowings for installments due on certain insurance policies with interest rates from 7.5% to 7.8%.
     Private Placement — On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000 (collectively, the “Private Placement”). The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the Pro-Dentec® acquisition described in Note 3 and for working capital and general corporate purposes.
     Pursuant to the first purchase agreement, we issued and sold:
a.	9,100,000 shares of our common stock for $1.75 per share (the “Shares”);

b.	$12,075,000 in aggregate principal amount of 12% Unsecured Convertible Notes, which converted into 6,900,000 shares of our common stock at a conversion price of $1.75 per share on December 14, 2006 following approval by our shareholders (the “Unsecured Notes”);

c.	Warrants to purchase approximately 5,403,000 shares of our common stock, which are exercisable starting in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”); and

d.	Warrants to purchase approximately 3,105,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Additional Warrants”).
     Pursuant to the second purchase agreement, we issued and sold:
a.	$12,000,000 in aggregate principal amount of 6% Senior Secured Convertible Notes (the “Secured Notes”) which are convertible into 5,454,546 shares of our common stock at a conversion price of $2.20 following approval by our shareholders on December 14, 2006; and

b.	Warrants to purchase approximately 1,909,091 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Secured Note Warrants”).
     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to acquire 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1,700,000 at the closing of the Private Placement and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.
     The fair value of the Initial Warrants, Additional Warrants and Secured Note Warrants was allocated as discount to the Unsecured Convertible Notes and the Senior Convertible and a reduction of proceeds from the issuance of the Shares. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares. The net proceeds from the issuance of the Shares were $7,693,000, net of the effect of the fair value of the Initial Warrants of $6,253,000 and transaction costs of $1,970,000.
     The conversion price of the Secured Notes ($2.20) at its commitment date was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5) and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,”, we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,400,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
     Upon conversion of the Unsecured Convertible Notes on December 14, 2006 unamortized discount of $1,800,000 and deferred financing costs of $837,000 were recorded as Additional Paid-In Capital.
     The Secured Notes bear interest, payable quarterly, at 6% per annum and are due in November 2009. Following approval of our shareholders on December 14, 2006, the Secured Notes can convert into shares of common stock at a conversion price of $2.20 per share at the option of the holders of the Secured Notes. The Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries. Notwithstanding, we can, under the terms of the Secured Notes, enter into one or more working capital line of credit facilities secured by our accounts receivable and inventory up to $7,000,000.
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
     Failure to satisfy these financial tests, or to maintain compliance with the negative covenants described in our definitive proxy statement filed with the SEC on November 24, 2006, could, at the option of the Secured Note holders, result in an event of default under the Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

     The Secured Notes also contain various non-financial covenants, including the separation of the offices of Chairman of the Board and Chief Executive Officer on or prior to August 1, 2007, and appointing two new directors to Zila’s Board of Directors on or prior to August 1, 2007. A failure to satisfy any of these requirements could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
     The Private Placement was made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder.
     Secured Term Loan — On March 24, 2006, we, certain of our domestic subsidiaries, and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40,000,000 credit facility (the “Credit Facility”). On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20,000,000 plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business Unit and the Credit Facility was terminated. Upon termination of the Credit Facility, we recognized a loss of $3,600,000 for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.
     Industrial Development Revenue Bonds — On September 28, 2006, we redeemed bonds in the amount of $2,800,000 plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.
     PharmaBio Development — In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1,250,000 and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
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
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2007	$1,080	$38	$1,118
2008	347	77	424
2009	12,153	71	12,224
2010	—	34	34
2011	—	—	—
2012 and thereafter	—	—	—

Total	13,580	220	13,800
Less discount	6,483	—	6,483
Less current portion	1,080	77	1,157

Long-term portion	$6,017	$143	$6,160

8. Stock Options and Warrants
Stock Options
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. We grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These options vest over a period determined at the time the options are granted, generally ranging from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain options granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).
     A summary of stock options activity within our share-based compensation plans and changes for the six months ended January 31, 2007 follows (shares and aggregate intrinsic values in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2006	3,235	$3.54	7.0	$878
Granted	1,064
Exercised	(30)	$2.54
Forfeited/expired	(323)	$3.92

Balance outstanding at January 31, 2007	3,946	$3.25	6.6	$412

Options exercisable at January 31, 2007	2,453	$3.39	5.4	$410

     The weighted-average grant-date fair value of options granted to our employees and directors during the six months ended January 31, 2007 and 2006 was $1.53 and 3.64, respectively. The total intrinsic value of options exercised the six months ended January 31, 2007 and 2006 was $36,000 and $68,000, respectively. Cash received from option exercises during the six months ended January 31, 2007 and 2006 was $43,000 and $126,000, respectively, and was reflected as a financing activity in the accompanying unaudited Consolidated Statements of Cash flows under the caption, “proceeds from issuance of common stock.”
     A summary of restricted stock award activity with our share-based compensation plans and changes for the six months ended January 31, 2007 follows (shares in thousands):

		Fair Value
	Number of	At Date
	Shares	of Grant
Balance outstanding at July 31, 2006		$—
Granted	225	2.58
Vested	(75)	2.58
Forfeited	—

Balance outstanding at January 31, 2007	150	$2.58

     The share-based compensation cost for continuing operations recognized for the six months ended January 31, 2007 and 2006 was as follows (in thousands):

	Six months ended January 31,
	2007	2006
Selling and marketing	$93	$8
General and administrative	983	202
Research and development	2	10
Cost of Products Sold	9	3

	$1,087	$223

     As of January 31, 2007, total unrecognized compensation cost related to employee stock-based compensation for stock options was $1,700,000. That cost is expected to be recognized over a weighted average period of 1.9 years. During the six months ended January 31, 2007, we revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in the above captions in the unaudited Consolidated Statements of Operations.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended January 31,
	2007	2006
Expected stock price volatility	60.5%	66.4%
Expected life of options	5.1 years	4.8 years
Risk-free interest rate	5.1%	3.7%
Dividend yield	0.0%	0.0%

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
Warrants
     As of January 31, 2006, we have warrants outstanding for approximately 11,700,000 shares of our common stock. We issued these warrants in connection with financing arrangements and in connection with services provided by medical and financial advisors.
     Activity related to warrants, which expire at various dates through March 2011, is summarized as follows (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 31, 2006	1,302	$2.16	4.4	$383
Granted	11,626	$2.21
Exercised	—
Forfeited/expired	—

Outstanding at January 31, 2007	12,928	$2.20	4.7	$742

Warrants exercisable at January 31, 2007	6,316	$2.20	4.7	$411

     On March 24, 2006, in connection with the Credit Facility described and defined in Note 7, we issued a warrant to BCDF to purchase 1, 200,000 shares of our common stock at $3.79 per share. In connection with the amendments to the Credit Facility, the exercise price of such warrant was reduced to $3.14 and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011.
     On November 27 and 28, 2006, in connection with the Private Placement described and defined in Note 7, we issued the following warrants, which have a term of five years, to investors in the Private Placement to purchase approximately 11,600,000 shares of our common stock at $2.21 per share. The following table summarizes the warrants that were issued (shares in thousands):

Warrants	Exercisable	Common Shares
Initial Warrants	May 28, 2007	5,403
Additional Warrants	December 14, 2006	3,105
Secured Notes Warrants	December 14, 2006	1,909
Roth Warrants (1)	February 20, 2007	1,219

		11,626

(1)	The Roth Warrants were issued on February 20, 2007.
     In March 2006, concurrent with entering into the credit facility (the “Credit Facility”) with Black Diamond Commercial Finance, L.L.C. (“BDCF”), we entered into a registration rights agreement with BDCF pursuant to which the Company agreed to register the shares of common stock underlying a warrant issued to BDCF. We were obligated to have the registration statement declared effective at the later of July 15, 2006 and the date upon which at least twenty-five percent (25%) of the shares underlying the warrant have been acquired upon exercise of the warrant. The registration statement was declared effective on June 26, 2006.
     We are obligated to maintain the effectiveness of the registration statement until the earlier to occur of the date upon which all shares registered thereunder have been sold and, in general, the date on which the shares registered thereunder can be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”). If we fail to maintain the effectiveness of the registration statement for this period of time, we are obligated to pay to BDCF at the end of each thirty (30) day period, in cash, an amount equal to $40,000 for the first 30 days such registration is not effective, pro-rated on a daily basis, and $40,000 per each 30-day period thereafter, pro-rated on a daily basis.
     In November 2006, concurrent with the closing of the Private Placement, we entered into two registration rights agreements (the “Private Placement Registration Rights Agreements”) to register the Shares and shares of common stock issuable upon the conversion of the Unsecured Notes and Secured Notes and upon the exercise of the Initial Warrants, Additional Warrants, and Secured Note Warrants. Under the terms of the Private Placement Registration Rights Agreements, we agreed to file an initial registration statement registering the Shares and shares of common stock underlying the Initial Warrants (the “Initial Registration Statement”). We also agreed to file a subsequent registration statement registration statement registering shares of common stock underlying the Additional Warrants, Secured Note Warrants, Unsecured Notes and Secured Notes (the “Subsequent Registration Statement”).
     Under the Private Placement Registration Rights Agreements, if the Initial Registration Statement is not effective within 90 days following the issuance of the Shares and Initial Warrants (or 120 days if the SEC issues comments on the Initial Registration Statement, which it did), then in addition to any other rights the investor may have, we will be required to pay the investor whose shares are being registered liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor for the securities being registered on the Initial Registration Statement, up to a maximum of 24% of each such investor’s investment.
     In addition, if the Subsequent Registration Statement is not effective within 90 days following December 14, 2006, the date on which our stockholders approved of the issuance of the Additional Warrants and Secured Note Warrants and convertibility of the Unsecured Notes and Secured Notes (or 120 days if the SEC issues comments on the Subsequent Registration Statement, which it did), then in addition to any other rights the investor may have, we will be required to pay the investor whose shares are being registered liquidated damages, in cash, equal to one percent per month of the aggregate purchase price paid by such investor for the securities being registered on the Subsequent Registration Statement, up to a maximum of 24% of each such investor’s investment.
     We are obligated to maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement until the earlier of the date on which all securities registered thereby have been sold and the date on which all securities registered thereby may be sold pursuant to Rule 144(k) under the Securities Act.
     We filed the Initial Registration Statement on December 28, 2006 and the SEC issued a comment letter on the Initial Registration Statement shortly thereafter. Accordingly, we have 120 days from the date described above, or until March 28, 2007, to have the Initial Registration Statement declared effective. We filed the Subsequent Registration Statement on January 12, 2007 and the SEC issued a comment letter on the Subsequent Registration Statement shortly thereafter. Accordingly, we have 120 days from the date described above, or until April 13, 2007, to have the Subsequent Registration Statement declared effective. Neither the Initial Registration Statement nor the Subsequent Registration Statement have been declared effective as of the date of this Current Report on Form 10-Q.
     Investors participating in the Private Placement invested an aggregate of approximately $40,000,000. Assuming we are unable to satisfy its obligations under the Private Placement Registration Rights Agreements, our maximum exposure under such agreements is 24% of the amount invested, or approximately $9,600,000.
     We account for our warrant arrangements in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), as well as related interpretations of these standards, evaluating whether these arrangements should be accounted for as equity or a derivative liability and value these arrangements at fair value based on available market date using a Black-Scholes valuation model. For warrant arrangements determined to be a derivative liability, any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.
     In accordance with EITF 00-19, we previously accounted for the warrant issued to BCDF as a derivative liability measured at fair value as a result of the registration rights agreement associated with this warrant. As such, we determined the fair value of the warrant based on available market data using a Black-Scholes valuation model and any gains or losses resulting from the changes in fair value of the warrant liability from period to period were included as non-cash credits or charges to earnings.
     On December 21, 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). As permitted under EITF 00-19-2, we elected early adoption as of the beginning of our current interim quarter beginning November 1, 2006. EITF-00-19-2 provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. If, upon adoption, a warrant previously classified as a liability under EITF 00-19 is determined under applicable generally accepted accounting principles to be equity without regard to the registration payment arrangement, then it should be reclassified.
     We recorded the effect of applying EITF 00-19-2 to our derivative liability for the BCDF warrant using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,538,000 and an increase to the carrying amount of additional paid-in capital of $2,460,000, representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit of $922,000, as set forth in our Consolidated Statements of Changes in Equity. The cumulative adjustment is not recorded in the consolidated statements of operations and prior periods are not adjusted.
     Based on our evaluation of the warrants issued under the Private Placement under the provisions of EITF 00-19 and EITF 00-19-2, we recorded the Initial Warrants as equity. The Additional Warrants, the Secured Notes Warrants, and the Roth Warrants were recorded as derivative liabilities since insufficient authorized shares existed for their issuance for the period from issuance to approval by our shareholders on December 14, 2006 of additional authorized shares.
9. Income Taxes
     Income tax benefit of $3,9000,000 for the six months ended January 31, 2007 resulted from the utilization of net operating loss carry forwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit, which is presented in discontinued operations.
     At January 31, 2007, we have recorded a valuation allowance for our net deferred tax assets of $13,525,000 due to our lack of earnings history, and we had federal net operating loss carry forwards of approximately $46,100,000 which expire in years 2009 through 2027.
10. Supplemental Cash Flow Information
     Supplemental cash flow information for the six months ended January 31 follows (in thousands):

	Six months ended January 31,
	2007	2006
Interest paid	$759	$86
Income taxes paid	$139	$102
Capital lease obligations for new equipment	$181	$63
Conversion of Unsecured Notes	$4,497	$—
11. Comprehensive Income (Loss)
     The components of comprehensive income are as follows (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Net loss	$(6,151)	$(7,246)	$(6,409)	$(12,248)
Foreign currency translation adjustments	(17)	1	(26)	(18)

Comprehensive loss	$(6,168)	$(7,245)	$(6,435)	$(12,266)

     The other comprehensive loss in the three and six month periods ended January 31, 2007 and 2006 reflect no income tax effect due to the recording of valuation allowances.
12. Commitments and Contingencies
FDA approval of the OraTest® product
     We are pursuing approval by the Federal Drug Administration (“FDA”) of a New Drug Application (“NDA”) for our OraTest® product. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; (v) completion of testing within the non-clinical and chemistry, manufacturing, and controls area; and (vi) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
     At January 31, 2007, we had approximately $328,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation and testing of our manufacturing process. However, no assurance can be given in this regard.
     At January 31, 2007, we have (i) $2,400,000 net purchased technology rights, (ii) patents and pending patent applications of $1,895,000, and (iii) fixed assets of approximately $1,085,000 (primarily related to our manufacturing facility). Should we be unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest® products, we may have to reduce the carrying value of these assets.
ViziLite Plus®
     We had $1,600,000 of ViziLite® Plus product in inventory and approximately $2,100,000 of associated net long-lived assets as of January 31, 2007. Should we be unable to generate sufficient revenues from future sales of ViziLite® Plus, we may have to reduce the carrying value of these assets.
Litigation
     Except as described below, as of January 31, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals and oral argument took place on December 8, 2006.
     On June 27, 2005 we sold our Zilactin brand of products to Blairex Laboratories, Inc. (“Blairex”). We received a demand for arbitration from Blairex dated February 8, 2006, claiming that it had suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin sale, the dispute was subject to arbitration. Both of the events alleged occurred after the sale closed on June 27, 2005 and were not covered by any representations or warranties that were given to Blairex by the Company. The parties were unsuccessful in an attempt to resolve the dispute through formal mediation. However, on November 3, 2006, we entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Blairex. The Settlement Agreement provided for the dismissal of the arbitration matter and the payment of $650,000 to Blairex, the cost of which was recorded in discontinued operations for the quarter ended October 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Item 1A. “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview
     Zila, Inc. is a cancer diagnostic company focused on oral cancer. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.
     We manufacture and market the chemiluminescent disposable light product, ViziLite® Plus with T-Blue 630 ™, for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer, and Peridex® prescription mouth rinse, and following the acquisition of Professional Dental Technologies, Inc. (“Pro-Dentec®”) described below, Soft Tissue Management (“STM®”) products including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is pursuing regulatory approval for the OraTest® product, an oral cancer diagnostic system.
Acquisition of Pro-Dentec®
     On November 28, 2006, we completed the merger with Pro-Dentec®, a privately-held, professional dental products company headquartered in Batesville, Arkansas. Through its national sales and marketing organization, Pro-Dentec® offers directly to dental professionals a small suite of proprietary, high-margin dental products that complement our cancer screening and detection products. The merger consideration is approximately $34,000,000.
     Pro-Dentec® focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to train a large number of dental offices on the importance of oral cancer screening with ViziLite® Plus.
     We believe that this acquisition completes our transition into a cancer diagnostic company focused on oral cancer. Leveraging Pro-Dentec®’s national dental sales force and its compelling continuing education seminar series will provide us an opportunity to more fully realize the large market potential of ViziLite® Plus and future oral cancer detection products.
Private Placement
     On November 28 and 29, 2006, we completed a private placement of $40,000,000 in common stock, convertible debt instruments and warrants to selected accredited investors (collectively, the “Private Placement”). Existing shareholders and their related funds made up more than 80% of the Private Placement, the proceeds for which were used to complete the Pro-Dentec® acquisition and to augment existing working capital. The exercise of the warrants associated with the Private Placement could provide us an additional $23,000,000 in working capital. However, there can be no assurances that the warrants would be exercised. Additional information concerning the Private Placement can be found elsewhere in this Quarterly Report on Form 10-Q and also in our Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission (“SEC”) on November 24, 2006.

Product Development
     In the second quarter of fiscal 2006, we successfully reached agreement with the Food and Drug Administration (“FDA”) on the design and size of the new phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process and commenced patient enrollment. The clinical trial is expected to provide support for safety and efficacy in the OraTest® new drug application (“NDA”). Prior studies will also be submitted in the NDA and are expected to support the product’s safety and efficacy. The revised regulatory program is designed to assess the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. We believe the current study enrollment may be complete in 2007, although no assurances can be given in this regard. The on-going trial is expected to require less than 4,000 patients who generally undergo a single visit. We have made progress in enrolling patients in the study and an interim analysis of the test results may be required prior to completion of the study. Upon completion of the clinical program and assuming that all required clinical requirements are achieved, we estimate that we will complete our clinical, non-clinical and chemistry, manufacturing and controls (“CMC”) objectives in order to prepare the NDA supplement for submission to the FDA in fiscal 2008, although no assurance can be made in this regard.
Results of Operations
     The following tables summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended January 31, 2007 and 2006 (dollars in thousands):

	Three months ended January 31,
		Percent of		Percent of
		Net		Net
	2007	Revenues	2006	Revenues	Change
Net revenues	$8,328	100%	$1,641	100%	408%
Cost of products sold	3,425	41	806	49	325

Gross profit	4,903	59	835	51	487

Operating Costs and Expenses:
Marketing & selling	3,613	43	1,449	88	149
General & administrative	3,975	48	2,585	158	54
Research & development	1,818	22	1,607	98	13
Depreciation & amortization	700	8	356	22	97

	10,106	121	5,997	366	69

Loss from operations	(5,203)	(62)	(5,162)	(315)	1
Other income (expense), net	(603)	(7)	9	—	(6,800)

Loss before income taxes	(5,806)	(69)	(5,153)	(315)	(13)
Income tax benefit (expense)	(55)	(1)	—	—	—

Net loss from continuing operations	$(5,861)	(70)	$(5,153)	(315)	(14)

     The following table summarizes our results of consolidated continuing operations and related statistical information for the six month periods ended January 31, 2007 and 2006 (dollars in thousands):

	Six months ended January 31,
		Percent of		Percent of
		Net		Net
	2007	Revenues	2006	Revenues	Change
Net revenues	$9,706	100%	$3,341	100%	191%
Cost of products sold	4,264	44	1,458	44	193

Gross profit	5,442	56	1,883	56	180

Operating Costs and Expenses:
Marketing & selling	5,162	53	2,696	81	92
General & administrative	7,158	74	5,215	156	37
Research & development	3,352	35	3,287	98	2
Depreciation & amortization	1,092	11	685	21	59

	16,764	173	11,883	356	41

Loss from operations	(11,322)	(117)	(10,000)	(300)	13
Other income (expense), net	(4,269)	(44)	68	3	(6,378)

Loss before income taxes	(15,591)	(161)	(9,932)	(297)	(57)
Income tax benefit (expense)	3,810	39	(4)	—	95,350

Net loss from continuing operations	$(11,781)	(122)	$(9,936)	(297)	(19)

     Net revenues increased 408% to $8,300,000 for the three months ended January 31, 2007, compared to revenues of $1,600,000 for the comparable prior year period. Net revenues increased 191% to $9,700,000 for the six months ended January 31, 2007, compared to revenues of $3,300,000 for the comparable prior year period. The growth in net revenues for the three and six month periods ended January 31, 2007 is driven by our recent acquisition of Pro-Dentec® as well as its effect on ViziLite® Plus net revenues. For the three month period ended January 31, 2007, ViziLite® Plus net revenues increased 35% over the prior year period to $1,100,000 as we began selling direct to dental offices through the integration with Pro-Dentec’s® national sales organization in the last two months of the current quarter. ViziLite® Plus net revenues for the six month period decreased 2% from the prior year period as a result of our deliberate reductions in sales of ViziLite® Plus to our existing distribution channel in our first quarter as we prepared to modify our means of distribution upon the completion of the Pro-Dentec® acquisition.
     Gross profit as a percentage of net revenues was 59% for the three months ended January 31, 2007 compared to 51% for the prior year period, and 56% for the six months ended January 31, 2007 and 2006. The improvement in gross profit in the current year three period resulted from the Pro-Dentec® acquisition and from ViziLite® Plus. In the prior year three-month period, in support of the launch of ViziLite® Plus, we offered increased discounts and incentives. For the six months ended January 31, 2007, gross profit was lowered by the effect of a reserve established in the first quarter this year for ViziLite® inventory that is approaching its expiration date.
     Marketing and selling expenses as a percentage of net revenues were 43% and 53%, respectively, for the three and six month periods ended January 31, 2007, compared to 88% and 81% for the comparable prior year period. Marketing and selling expenses as a percentage of net revenues decreased for all periods as a result of the increased revenue base from the Pro-Dentec® acquisition. Marketing and selling expenses for this quarter increased $2,200,000 over the prior year quarter and $2,500,000 year-to-date over the prior year period. Pro-Dentec® represented $1,900,000 of these increases as we integrated its dedicated national sales force that sells directly to dental offices. Increased expenditures for ViziLite® Plus represent the balance of the increase as we continue our efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $4,000,000, or 48% of net revenues, for the three months ended January 31, 2007, compared to $2,600,000, or 158% of net revenue, for the prior year period. General and administrative expenses were $7,200,000, or 74% of net revenues, for six months ended January 31, 2007, compared to $5,200,000, or 156% of net revenues, for the prior year period. The increased expenses for these periods are related primarily to the acquisition of and integration activities for Pro-Dentec®, stock compensation costs, and additional support costs for ViziLite and our OraTest® regulatory program.
     Research and development expenses increased $200,000 or 13%, to $1,800,000 for the three months ended January 31, 2007 from $1,600,000 in the three months ended January 31, 2006. Research and development expenses increased $65,000, or 2%, to $3,400,000 for the six months ended January 31, 2007 from $3,300,000 in the prior year period. These increases result from the acquisition of Pro-Dentec® and expenses incurred in connection with our OraTest® regulatory program. Research and development expenses of the prior year quarter principally reflect the commencement of our OraTest® regulatory program and the prior year to date period also includes our efforts to re-commission our manufacturing facility.
     Depreciation and amortization expenses increased $344,000, or 97%, to $700,000 for the three months ended January 31, 2007 from $356,000 for the three months ended January 31, 2006. Depreciation and amortization expenses increased $407,000, or 59%, to $1,192,000 for the six months ended January 31, 2007 from $685,000 for the six months ended January 31, 2006. The increased level of depreciation expense in the current year results primarily from the acquisition of Pro-Dentec® and its related property, plant and equipment and intangibles as more fully described in Note 3 of the unaudited consolidated financial statements.
     Other expense was $603,000 for the three months ended January 31, 2007 compared to other income of $9,000 in the prior year period. Other expense was $4,300,000 for the six months ended January 31, 2007 compared to other income of $68,000 in the prior year period. Interest expense arising from the Private Placement and the recently retired credit facility (“Credit Facility”) with Black Diamond Commercial Finance (“BDCF”) was the primary cause of the increases between periods, most of which results from non-cash charges. For the current quarter, the increase includes interest expense and amortization of discount, deferred financing costs and the beneficial conversion feature on the secured debt.
     The increase for six month period includes interest expense on the BDCF Credit Facility and the non-cash loss of $3,800,000 for the write-off of unamortized debt financing costs and debt discount upon the repayments of the BDCF Credit Facility and the Industrial Revenue Bonds. These costs were offset by derivative income recognized on the Black Diamond warrant liability.

     Income tax benefit of $3,800,000 for the six months ended January 31, 2007 resulted primarily from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the Nutraceuticals disposition.
Inflation and Seasonality
     We do not believe that inflation has a material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
Liquidity and Capital Resources
     Historically, our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, and debt service. We have met these cash requirements through our cash and cash equivalents, borrowings under debt facilities, cash from operations and working capital management, the sale of non-core assets, proceeds from the issuance of common stock under our employee stock option and stock purchase programs, and recently, proceeds from the Private Placement.
     Historically, we derived nearly all of our revenues from sales of Peridex® and ViziLite®, as well as from Ester-C® which is now reflected as part of discontinued operations. In generating these revenues, we were dependent on a few key customers. Even after the disposition of our Nutraceuticals Business Unit and the Ester-C® product lines and for the immediate future, we continued to be dependent on a few customers in connection with our remaining products. With the acquisition of Pro-Dentec® and the change in our distribution method for ViziLite® Plus and the addition of the STM® products of Pro-Dentec®, we now sell direct to thousands of dental offices nationally and we believe we have reduced our dependency on key customers.
     With the acquisition of Pro-Dentec®, we completed our transition of our company into one with a strategic focus on cancer detection. Management believes that our greatest potential lies within our current and potential cancer detection products. In furtherance of this goal, we entered into a stock purchase agreement to divest the Nutraceuticals Business Unit and completed the disposition on October 2, 2006. From the proceeds, we retired the debt outstanding under the Credit Facility. With these funds and with funding from Private Placement, we acquired Pro-Dentec® to increase our ability to deliver ViziLite® Plus and OraTest®, our potential next generation oral cancer detection product, into the dental marketplace, to pursue opportunities that are focused on the development and commercialization of cancer detection products, and to provide for our working capital needs.
     The development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.
     We anticipate that our current cash and cash equivalents, cash generated from operations and working capital management, along with the cash generated from the divestiture of non-core assets, will be adequate to fund our current level of operations over the next 12 months. However, in the event that we are unable to generate an acceptable amount of cash from the divestiture of non-core assets, we may need to raise additional funds. If we are unable to obtain financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs; (ii) limit the marketing of our products; or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Six months ended January 31,
	2007	2006
Net cash used in operating activities	$(7,819)	$(6,585)
Net provided by (used in) investing activities	2,273	(1,178)
Net cash provided by (used in) by financing activities	14,955	(2)

	January 31, 2007	July 31, 2006
Cash and cash equivalents	$13,367	$3,958
Working capital	14,509	(6,854)
Current ratio	2.3	0.8

     At January 31, 2007, our primary sources of liquidity included cash and cash equivalents $13,400,000 compared to $4,000,000 at July 31, 2006. Our working capital was $14,600,000 at January 31, 2007 compared to $(6,900,000) at July 31, 2006. The improvement in cash and cash equivalents and in working capital at January 31, 2007 resulted from net proceeds received from the Private Placement of debt and equity and the sale of the Nutraceuticals Business Unit.
Operating Activities
     Net cash used in operating activities was $7,819,000 during the six months ended January 31, 2007 compared to $6,585,000 during the same period last year. The increase in net cash used in operating activities for this period resulted primarily from the funding of our loss from continuing operations.
Investing Activities
     Net cash provided by investing activities during the six months ended January 31, 2007 was $2,273,000 compared to net cash used in investing activities of $1,178,000 during the comparable period of fiscal 2006. Net cash of $38,316,000 was provided by the Nutraceuticals disposition and cash collateral returned upon the retirement of the Industrial Revenue Bonds and $35,554,000 was used for the acquisition of Pro-Dentec®.
Financing Activities
     Net cash provided by financing activities for the six months ended January 31, 2007 was $14,955,000 compared to net cash used by financing activities of $2,100 during the comparable period of fiscal 2006. The increase in cash provide by financing activities in the current year arose from the proceeds from the Private Placement, net of repayment of the balances due under the Credit Facility and the Industrial Development Revenue Bonds.
Private Placement
     On November 13, 2006, we entered into two separate purchase agreements in connection with the Private Placement that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000. The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the Pro-Dentec® acquisition described in Note 3 and for working capital and general corporate purposes.
     Pursuant to the first purchase agreement, we issued and sold:
a.	9,100,000 shares of our common stock for $1.75 per share (the “Shares”);

b.	$12,075,000 in aggregate principal amount of 12% Unsecured Convertible Notes, which converted into 6,900,000 shares of our common stock at a conversion price of $1.75 per share on December 14, 2006 following approval by our shareholders (the “Unsecured Notes”);

c.	Warrants to purchase approximately 5,403,000 shares of our common stock, which are exercisable starting in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”); and

d.	Warrants to purchase approximately 3,105,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Additional Warrants”).
     Pursuant to the second purchase agreement, we issued and sold:
a.	$12,000,000 of 6% Senior Secured Convertible Notes (the “Secured Notes”) which are convertible into 5,454,546 shares of our commons stock at a conversion price of $2.20; and

b.	Warrants to purchase approximately 1,909,000 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Secured Note Warrants”).
     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to acquire 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1,700,000 at the closing of the Private Placement and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.

     The fair value of the Initial Warrants, Additional Warrants and Senior Secured was allocated as discount to the Unsecured Convertible Notes and the Senior Convertible and a reduction of proceeds from the issuance of the Shares. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares.
     The conversion price of the Secured Notes ($2.20) at its commitment date was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5) and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,”, we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,00,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
     Upon conversion of the Unsecured Convertible Notes on December 14, 2006 unamortized discount of $1,800,000 and deferred financing costs of $837,000 were recorded as Additional Paid-In Capital.
     The Secured Notes bear interest, payable quarterly, at 6% per annum and are due in November 2009. Following approval of our shareholders on December 14, 2006, the Secured Notes can convert into shares of common stock at a conversion price of $2.20 per share at the option of the holders of the Secured Notes. The Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries. Notwithstanding, we can, under the terms of the Secured Notes, enter into one or more working capital line of credit facilities secured by our accounts receivable and inventory up to $7,000,000.
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
     The Secured Notes also contain various requirements including separation of the offices of Chairman of the Board and Chief Executive Officer on or prior to August 1, 2007 and appointing two new directors to Zila’s Board of Directors on or prior to August 1, 2007. A failure to satisfy any of these requirements could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
     The Private Placement was made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated thereunder. We agreed to file and maintain registration statements under the Securities Act registering the resale of the Shares issued in the Private Placement, as well as shares of common stock that are issuable upon exercise of the Initial Warrants, Additional Warrants and Secured Note Warrants and upon conversion of the Unsecured Notes and Secured Notes. If we fail to register or maintain the effectiveness of any such registration statements, we are liable for liquidated damages of 1% of the aggregate purchase price paid by the investors per month up to an aggregate of 24% of the aggregate purchase price.

Credit Facility
     On March 24, 2006, we, certain of our domestic subsidiaries and BDCF, as the initial lender and administrative agent, entered into the Credit Facility. On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20,000,000 plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business and the Credit Facility was terminated. Upon termination of the Credit Facility, we recognized a non-cash loss of $3,600,000 for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.
Industrial Development Revenue Bonds
     On September 28, 2006, we redeemed Bonds in the amount of $2,800,000 plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.
PharmaBio Investment
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty payments cannot exceed $1,250,000 and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements.
Disclosures about Contractual Obligations and Commercial Commitments
     The table below summarizes our future cash contractual obligations at January 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31 (in thousands).

	Remaining
	2007	2008 & 2009	2010 & 2011	Thereafter	Total
Long-term debt	$1,080	$12,500	$—	$—	$13,580
Operating leases	169	613	243	—	1,025
Capital lease obligations	38	148	34	—	220
Purchase obligations	180	1,970	—	—	2,150

Total	$1,467	$15,231	$277	$—	$16,975

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
Summary of Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. No significant changes to our significant accounting policies and critical estimates have occurred subsequent to July 31, 2006, except for the adoption of EITF-00-19-2, described in Note 7 of the notes to our unaudited consolidated financial statements.

Accounting for Income Taxes
     For the six months ended January 31, 2007, we recognized an income tax benefit of $3,900,000 from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain from the sale of our Nutraceuticals Business Unit which is presented in discontinued operations.
     At January 31, 2007, we have recorded a valuation allowance for our net deferred tax assets of $13,525,000, due to a lack of earnings history, and we had federal net operating loss carry forwards of approximately $46,100,000 which expire in years 2009 through 2027.
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
EBITDA
     We utilize EBITDA (defined as earnings (loss) before interest, taxes (income), depreciation and amortization) because we are required to monitor compliance with the covenants contained in our Secured Notes, some of which are based on EBITDA. We also utilize EBITDA because we consider it to be a meaningful measure of our ongoing operations that assists us in assessing our ability to fund our regulatory program and debt service and to finance the growth of our business. We also believe that this non-GAAP financial measure is useful to provide stockholders and potential investor’s transparency with respect to supplemental information used by management in its financial and operational decision-making.
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
Reconciliation of GAAP Measures to Non-GAAP Measures
Unaudited
(in thousands)

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
EBITDA	$(4,706)	$(6,513)	$585	$(10,834)
Interest Income	181	64	305	148
Interest Expense	(791)	(58)	(5,854)	(110)
Depreciation and Amortization	(780)	(739)	(1,378)	(1,448)
Income Tax Expense	(55)	—	(67)	(4)

Net loss	$(6,151)	$(7,246)	$(6,409)	$(12,248)

Recent Accounting Pronouncements
     The new pronouncements that have been issued for future implementation are discussed in the footnotes to our interim consolidated financial statements (see Note 2).
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our exposure to market risk for a change in interest rates relates primarily to our investments, which consist of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value at January 31, 2007 approximates market value. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     We also have market risk arising from changes in foreign currency exchange rates through our subsidiaries that conduct business in Canada and Europe and through a subsidiary that uses the British pound as its functional currency. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts denominated in foreign currency and that a hypothetical 100 basis point change in foreign current exchange rates is not likely to have a material effect on our consolidated financial statement.
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
Changes in Internal Control over Financial Reporting.
     On November 28, 2006, we acquired Pro-Dentec® and, as a result of the acquisition, our internal controls over financial reporting with respect to the consolidation of our financial statements have changed. Management expects that ongoing processes and controls related to consolidation will continue to be modified during fiscal year 2007. Since this acquisition, we have started to analyze the systems of disclosure controls and procedures and internal control over financial reporting of the acquired company and integrate them within our broader framework of controls. We plan to continue this evaluation and integration in the next quarter. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review. There are no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings.
     Except as described below, as of January 31, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. Briefs have been filed by both parties with the Ninth Circuit Court of Appeals and oral argument took place on December 8, 2006.
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
Trends, Risks and Uncertainties Related to Our Business
     We may be unable to obtain FDA approval, or to establish a market, for OraTest® in the United States and obtaining regulatory approval for OraTest® and other products is costly and uncertain.
     We are seeking FDA approval for OraTest® and are conducting a phase III clinical trial to include in an amended New Drug Application. The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market for OraTest® or any new drug, device or product can take a number of years and require the expenditure of substantial resources, and approval may not ultimately be obtained.
     We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility, and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that our regulatory program will meet the FDA’s requirements or that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® products in the United States. The failure of the FDA to finally approve the OraTest® product would have a material adverse effect on our results of operations.
     There can be no assurances that funds will be available to conduct the program at the optimal pace or be adequate to support the future regulatory program costs if the regulatory approval effort proceeds at a slower rate than expected, requires additional testing beyond our current expectation, the costs increase beyond current estimates or we are unable to generate the required level of cash flow from operations and the divestiture of non-core assets. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; (v) completion of testing within the non-clinical and chemistry, manufacturing, and controls areas; and (vi) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
     If FDA approval of the OraTest® product is received, such approval may entail limitations on the indicated uses for which the product may be marketed and there is no assurance that we will be successful in gaining market acceptance of the OraTest® product. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are also subject to continual review and periodic inspections, and later discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market, which would adversely affect our operations and financial condition. The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before we can market any new drug, device or product can take a number of years and require the expenditure of substantial resources. Obtaining such approvals and completing such testing is a costly and time-consuming process, and approval may not ultimately be obtained. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. In addition, additional testing, delays or rejections may be encountered based upon changes in FDA policy, personal or prior understandings during the period of product development and FDA regulatory review of each investigational new drug application, new drug application, or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.
If we are unable to obtain adequate funds on acceptable terms, we may not be able to develop and market our present and potential products.
     Our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, such as ViziLite ® Plus, and our future strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets, proceeds from the issuance of common stock under our employee stock option and stock purchase programs and, recently, proceeds from the Private Placement. However, the development of our products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. In addition, in the future, it is possible that we will need to raise additional funds for purposes that cannot be quantified and we may seek such additional funding through collaborative arrangements. If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to (i) delay, scale back or eliminate some or all of our research and product development programs or acquisition activity, (ii) limit the marketing of our products or (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.
Our lack of earnings history could adversely affect our financial health and prevent us from fulfilling our payment obligations.
     As a result of the Private Placement, we have incurred indebtedness and, although we have no concrete plans to do so, we may incur additional indebtedness in the future.
     Our ability to service our debt obligations and to fund working capital and capital expenditures will depend upon our future operating performance, which will be affected by factors discussed elsewhere in the reports we file with the SEC, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business and other factors, many of which are beyond our control.
     Our lack of earnings history and our level of debt could have important consequences, such as:
•	making it more difficult for us to satisfy our obligations with respect to the Secured Notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage compared to our competitors that may have greater financial resources.
Our debt instruments contain restrictive covenants that could adversely affect our business by limiting our flexibility.
     Our Secured Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Secured Notes also require us to maintain defined levels of EBITDA, defined as earnings (loss) before interest, taxes (income), depreciation and amortization. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our Secured Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our debt instruments, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations and proceed against their collateral.
We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent disposition of the Nutraceuticals Business Unit and subsequent acquisition of Pro-Dentec®.
     Our future growth will depend on our ability to implement our business strategy. We believe that our recent acquisition of Pro-Dentec®, a privately-held dental products company, could strengthen our business, including the development and commercialization of oral cancer screening products. Further, we believe that this acquisition could increase our ability to deliver our oral cancer screening products into the dental marketplace and could result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, there is no guarantee that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition and the disposition of the Nutraceuticals Business Unit.
We have incurred substantial expenses and committed valuable time related to the recent disposition of our Nutraceuticals Business Unit and our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.
     We have incurred substantial expenses related to legal and financial advisors and our management has spent significant time on matters implementing its strategic vision. Our business plan has required and will require substantial capital expenditures. We may require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. We may also incur debt or assume contingent liabilities that could place restrictions on management’s ability to use capital or conduct the business. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our development, marketing and acquisition activities.
Historically we have been dependent on a few key products and our future growth is dependent on the development of new products.
     Nearly all of our revenues for the past fiscal year were derived from sales of Ester-C®, Peridex®, and ViziLite® Plus. As disclosed above, we disposed of our Nutraceuticals Business Unit and the Ester-C® products on October 2, 2006. With the acquisition of Pro-Dentec® and the change in our distribution method for ViziLite® Plus and the addition of the STM® products of Pro-Dentec®, we now sell direct to thousands of dental offices nationally and we believe we have reduced our dependency on key customers.
     If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Peridex® and ViziLite® products, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with current Good Manufacturing Practices (“cGMP”) could have a material adverse impact on our financial condition.
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
     A number of factors could impact our plans to commercialize our new products, including, but not limited to, difficulties in the production process, controlling the costs to produce, market and distribute the product on a commercial scale and our ability to do so with favorable gross margins and otherwise on a profitable basis; the inherent difficulty of gaining market acceptance for a new product; competition from larger, more established companies with greater resources; changes in raw material supplies that could result in production delays and higher raw material costs; difficulties in promoting consumer awareness for the new product; adverse publicity regarding the industries in which we market our products; and the cost, timing and ultimate results of regulatory program studies that we undertake.
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
     Our ability to operate successfully depends in significant part upon the experience, efforts and abilities of our senior management and other key scientific, technical, and managerial personnel. Competition for talented personnel is intense. On December 22, 2006, Andrew A. Stevens resigned as our Chief Financial Officer. We appointed Diane E. Klein, our Vice President and Treasurer, to assume on an interim basis Mr. Stevens’ role as Principal Financial and Accounting Officer. We have undertaken a search for a permanent replacement. The future loss of services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. Additionally, if we are unable to attract, train, motivate, and retain key personnel, our business could be harmed.
     Also, in connection with the Private Placement, the Company agreed to appoint a Chair other than its Chief Executive Officer to its Board of Directors, and to use its commercially reasonable efforts to fill two vacancies on its Board of Directors resulting from an increase in the size of the Board of Directors that has yet to occur, on or before August 1, 2007. We cannot assure you that we will be able to attract candidates to fill such positions. If we are unable to do so, an event of default could occur on our Secured Notes, which would require us to repay the entire outstanding principal balance, plus accrued but unpaid interest, on such Secured Notes, regardless if we have sufficient funds to repay such indebtedness.
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
     We could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with whom we have entered into manufacturing agreements or by us. We maintain $6,000,000 in product liability insurance coverage for claims arising from the use of our products, with limits we believe are commercially reasonable under the circumstances, and, in most instances, require our manufacturers to carry product liability insurance. While we believe our insurance coverage is adequate, we could be subject to product liability claims in excess of our insurance coverage. In addition, we may be unable to retain our existing coverage in the future. Any significant product liability claims not within the scope of our insurance coverage could have a material adverse effect on us.
We face significant competition that could adversely affect our results of operation and financial condition.
     The pharmaceutical, medical device and related industries are highly competitive. A number of companies, many of which have financial resources, marketing capabilities, established relationships, superior experience and operating history and research and development capacities greater than ours, are actively engaged in the development of products similar to the products we produce and market. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those we market. It may be difficult for us to maintain or increase sales volume and market share due to such competition which would adversely affect our results of operations and financial condition. In particular, in the United States, competition with producers of generic products is a major challenge as is the case with Peridex®. The loss of any of our products’ patent protection could lead to a significant loss in sales of our products in the United States market.
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
     Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical and medical device products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.
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
     Assuming the exercise of all Initial Warrants, Additional Warrants, all Secured Note Warrants, all Roth Warrants and the conversion of all the Secured Notes, an additional 17,000,000 shares of our common stock will be issued, which will not only dilute a shareholder’s current ownership percentage, but will also dilute voting power. If we choose to raise additional funds through the issuance of shares of our common stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of our ownership.
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
We may take actions which could dilute current equity ownership or prevent or delay a change in our control.
     Our Board of Directors and stockholders recently approved an increase in our authorized capital stock from 67,500,000 to 150,000,000 and an increase in authorized common stock from 60,000,000 to 147,500,000. Some of these newly authorized shares will be reserved for issuance upon the exercise of the Initial Warrants, Additional Warrants, Secured Note Warrants and Roth Warrants, as well as the conversion of the Unsecured Notes and Secured Notes, that were issued in the Private Placement. Subject to the rules and regulations promulgated by Nasdaq and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders.
     In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of January 31, 2007, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our stockholders.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     As described elsewhere in this Quarterly Report on Form 10-Q and in other filings we have made with the SEC, on November 28 and 29, 2006, we completed our Private Placement, which involved the issuance and sale by Zila of the Shares, Unsecured Notes, Secured Notes, Initial Warrants, Additional Warrants, and Secured Note Warrants. The Private Placement was made only to the accredited investors listed below in transactions that were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated thereunder.
Investor
Atlas Master Fund, Ltd.
Booth & Co. FFC Hartmarx Retirement Income Trust
Booth & Co. FFC Rush University Medical Center Endowment Account
Booth & Co. FFC Rush University Medical Center Pension & Retirement
BTG Investments LLC
Calhoun & Co. FFC City of Dearborn General Employees Retirement Systems
Calhoun & Co. FFC City of Dearborn Policemen and Firemen Revised Retirement Systems
Crescent International Ltd.
HHMI Investments, L.P.
Iroquois Master Fund Ltd
Mac & Co

MicroCapital Fund LP
MicroCapital Fund LTD
Neal Goldman
SF Capital Partners Ltd.
SRB Greenway Capital, L.P.
SRB Greenway Capital (QP), L.P.
SRB Greenway Offshore Operating Fund, L.P.
Visium Balanced Fund, LP
Visium Balanced Offshore Fund, Ltd
Visium Long Bias Fund, LP
Visium Long Bias Offshore Fund, Ltd
Walker Smith Capital, L.P.
Walker Smith Capital (QP), L.P.
Walker Smith International Fund, Ltd.
Whalehaven Capital Fund Limited
William Blair Small Cap Growth Fund
For additional information on the securities issued in the Private Placement, please see Note 7 to the financial statements and the Management’s Discussion and Analysis included with this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders in Phoenix, Arizona on December 14, 2006. A total of 41,779,253 shares of common stock, or 91% of the outstanding shares, were represented in person or by proxy. The results of the matters voted upon at the Annual Meeting are:
(1) Election of Directors:

	Number of Shares
Name	For	Withheld
David R. Bethune	40,982,364	796,889
Douglas D. Burkett, Ph.D.	40,980,353	798,900
Leslie H. Green	40,926,473	852,780
Christopher D. Johnson	41,043,133	736,120
Kurt R. Krauss	41,048,289	730,964
Hazel L. Meyer	41,033,329	745,924
David Sidransky, M.D.	41,034,761	744,492
     The Board of Directors is comprised of seven directors who are elected to serve until the next annual meeting of shareholders and until their successors are elected or qualified.
(2) Proposal to approve the increase in the number of authorized shares of capital stock from 67,500,000 to 150,000,000 and increase the number of authorized shares of common stock from 65,000,000 to 147,500,000:

For	Against	Abstain
39,418,498	2,050,725	310,030
(3) The ratification of a proposal to approve, as a result of the Private Placement, the issuance and sale of Additional Warrants,

Secured Note Warrants, and Roth Warrants, the conversion of the Unsecured Notes into shares of the Company’s common stock and the conversion of the Secured Notes into shares of the Company’s common stock:

For	Against	Abstain
21,171,626	1,353,309	263,162
(4) The ratification of the appointment of BDO Seidman, LLP as Zila, Inc.’s Independent Registered Public Accounting Firm for the fiscal year ending July 31, 2007:

For	Against	Abstain
41,154,613	355,179	269,461
(5) The ratification of a proposal to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event that there were not sufficient votes to approve the proposals described in the proxy:

For	Against	Abstain
36,367,504	4,862,707	549,042
(6) The ratification of a proposal to authorize the proxies, in their discretion, to vote upon such other business as may properly come before the meeting:

For	Against	Abstain
35,698,437	5,698,534	382,282
     The foregoing matters are described in more detail in our Definitive Proxy Statement dated November 24, 2006.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
     The following documents are filed as Exhibits to this report:

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed November 24, 2006)

3.4	Amended and Restated Bylaws (as amended through September 26, 2002) (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002)

4.1	Form of 12% Unsecured Note due May 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.2	Form of 6% Senior Secured Note due November 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.3	Form of Initial Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.4	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K

Exhibit
Number	Description

filed December 4, 2006)

4.5	Form of Secured Note Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.6	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.7	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 4, 2006)

10.1	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2006)

10.2	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 17, 2006)

10.3	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2006)

10.4	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 17, 2006)

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 08, 2007	By:	/s/ Diane E. Klein
Diane E. Klein
Vice President and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3-A to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed November 24, 2006)

3.4	Amended and Restated Bylaws (as amended through September 26, 2002) (incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002)

4.1	Form of 12% Unsecured Note due May 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.2	Form of 6% Senior Secured Note due November 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.3	Form of Initial Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.4	Form of Additional Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.5	Form of Secured Note Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.6	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 4, 2006)

4.7	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 4, 2006)

10.1	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2006)

10.2	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 17, 2006)

10.3	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2006)

10.4	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 17, 2006)

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith