Form 10-Q/A
period 2007-01-31
ZILA INC
filed 2007-04-05
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q/A
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

Explanatory Paragraph
     Zila, Inc. (“we,” “us,” “our ,” or the “Company”) is filing this Form 10-Q/A Amendment No. 1 (“Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarter ended January 31, 2007 initially filed on March 8, 2007 (“Original Filing”) to give effect to comments received from the Staff of the Securities and Exchange Commission as part of its review of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Current Report on Form 10-Q for the quarter ended October 31, 2006.
     We have made the following changes to our Original Filing:
1.	Part I. Item 1. Financial Statements.
a.	The consolidated balance sheet as of July 31, 2006 was reclassified, along with related footnote disclosures, to separately state the assets and liabilities of discontinued operations. As discussed in Note 4, following approval of our shareholders, we completed the sale of our Nutraceuticals Business Unit on October 2, 2006. In our Original Filing, we reflected only the results of operations of the Nutraceuticals Business Unit as discontinued operations under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”);

b.	The disclosure for the liquidation preference for our Series B Preferred Stock in the consolidated balance sheets was changed from a per share amount to an aggregate amount of $650,000.

c.	A paragraph was added to Note 6 “Intangible Assets,” to present the weighted average useful lives of each category of intangible assets.
2.	Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
a.	Under the section entitled EBITDA, the table under the caption, “Reconciliation of GAAP Measures to Non-GAAP Measures,” was revised to reconcile EBITDA (earnings before interest, taxes, depreciation and amortization) to the net cash used from operating activities in the Statement of Changes in Cash flows and to delete references to EBITDA as a measure of operating performance.
     For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety with the changes to Items 1 and 2 of Part I, as described above. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the amended information described above, the information in this Amendment is as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JANUARY 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

	January 31,	July 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,367,360	$3,958,190
Trade receivables — net of allowances of $335,000 and $61,000	5,307,902	1,131,190
Inventories — net	4,318,109	2,019,628
Prepaid expenses and other current assets	2,397,941	1,715,196
Current assets of discontinued operations	—	14,145,956

Total current assets	25,391,312	22,970,160
Property and equipment — net	6,120,261	1,704,021
Purchased technology — net	10,414,877	2,552,937
Goodwill — net	14,195,440	4,033,266
Trademarks and other intangible assets — net	12,586,186	3,878,937
Other assets	1,437,191	2,721,885
Long-term assets of discontinued operations	—	18,502,739

Total Assets	$70,145,267	$56,363,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,015,655	$2,278,955
Accrued liabilities	6,375,430	2,068,834
Warrant liability	—	2,369,965
Short-term borrowings	181,643	30,347
Current portion of deferred gain on sale leaseback	152,976	152,976
Current portion of long-term debt and capital lease obligations	1,157,022	18,067,681
Current liabilities of discontinued operations	—	4,855,458

Total current liabilities	10,882,726	29,824,216
Deferred gain on sale leaseback	152,147	228,635
Long-term debt and capital lease obligations — net of current portion	6,160,540	527,874
Long-term liabilities of discontinued operations	—	2,532,137

Total liabilities	17,195,413	33,112,862

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value – 147,500,000 and 65,000,000 shares authorized; 62,039,355 shares and 46,007,593 shares issued and outstanding	62,039	46,008
Capital in excess of par value	122,365,221	85,305,331
Accumulated other comprehensive loss	(109,099)	(82,678)
Accumulated deficit	(69,279,736)	(61,929,007)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	52,949,854	23,251,083

Total Liabilities and Shareholders’ Equity	$70,145,267	$56,363,945

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Net revenues	$8,328,517	$1,641,355	$9,706,556	$3,341,032
Cost of products sold	3,425,092	806,493	4,263,683	1,458,414

Gross profit	4,903,425	834,862	5,442,873	1,882,618

Operating costs and expenses:
Marketing and selling	3,612,912	1,448,834	5,161,775	2,696,105
General and administrative	3,975,081	2,585,019	7,158,036	5,214,983
Research and development	1,817,546	1,606,813	3,352,238	3,286,865
Depreciation and amortization	700,733	355,935	1,092,609	685,436

	10,106,272	5,996,601	16,764,658	11,883,389

Loss from operations	(5,202,847)	(5,161,739)	(11,321,785)	(10,000,771)

Other income (expense):
Interest income	180,997	58,352	276,626	138,002
Interest expense	(790,893)	(10,550)	(5,602,022)	(18,957)
Derivative income	—	—	1,058,872	—
Other expense	7,131	(39,132)	(2,812)	(51,228)

	(602,765)	8,670	(4,269,336)	67,817

Loss from continuing operations before income taxes	(5,805,612)	(5,153,069)	(15,591,121)	(9,932,954)
Income tax (expense) benefit	(54,761)	—	3,810,139	(3,600)

Loss from continuing operations	(5,860,373)	(5,153,069)	(11,780,982)	(9,936,554)

Gain (loss) from disposal of operations	(116,132)	—	10,993,438	—
Loss from discontinued operations	(174,296)	(2,092,728)	(1,744,534)	(2,311,417)
Income tax expense	—	—	(3,877,000)	—

Income (loss) from discontinued operations	(290,428)	(2,092,728)	5,371,904	(2,311,417)

Net loss	(6,150,801)	(7,245,797)	(6,409,078)	(12,247,971)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(6,160,551)	$(7,255,547)	$(6,428,578)	$(12,267,471)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.11)	$(0.11)	$(0.23)	$(0.22)
Income (loss) from discontinued operations	(0.01)	(0.05)	0.10	(0.05)

Net loss attributable to common shareholders	$(0.12)	$(0.16)	$(0.13)	$(0.27)

Weighted average shares outstanding	55,544,636	45,683,014	50,671,338	45,668,127

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended January 31,
	2007	2006
Operating activities:
Net loss	$(6,409,078)	$(12,247,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377,583	1,448,087
Amortization of deferred financing costs	2,255,624	15,183
Amortization of debt discounts	2,486,423	—
Non-cash interest on term loan	201,940	24,893
Gain from sale of discontinued operations	(10,993,438)	—
Non-cash derivative income	(1,058,873)	—
Non-cash stock-based employee compensation expense	870,919	240,789
Non-cash charge for options issued to outside parties	207,138	31,226
Other non-cash items — net	(56,023)	21,244

Change in assets and liabilities:
Receivables — net	(173,650)	1,974,396
Inventories	(247,804)	(1,679,905)
Prepaid expenses and other assets	934,490	(453,765)
Accounts payable and accrued liabilities	2,786,161	4,040,452

Net cash used in operating activities	(7,818,588)	(6,585,371)

Investing activities:
Additions to property and equipment	(224,658)	(898,757)
Additions to intangible assets	(263,831)	(277,924)
Restricted cash returned from (deposited to) collaterized letter of credit	3,610,950	(9,708)
Net proceeds from disposition of discontinued operations	34,705,077	—
Acquisition of business	(35,554,421)	—
Proceeds from disposition of assets	—	8,413

Net cash provided by (used in) investing activities	2,273,117	(1,177,976)

Financing activities:
Short-term borrowings (repayments), net	151,296	25,939
Financing costs	(2,381,727)	—
Proceeds from issuance of common stock	15,971,481	170,449
Proceeds from convertible notes payable	24,075,000	—
Dividends paid to preferred stockholders	(19,500)	(19,500)
Principal payments on long-term debt	(22,841,909)	(179,036)

Net cash provided by (used in) financing activities	14,954,641	(2,148)

Net increase (decrease) in cash and cash equivalents	9,409,170	(7,765,495)
Cash and cash equivalents at beginning of period	3,958,190	12,937,517

Cash and cash equivalents at end of period	$13,367,360	$5,172,022

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
     Following the sale of our Nutraceuticals Business Unit on October 2, 2006 (see Note 4) and the acquisition of Professional Dental Technologies (“Pro-Dentec® ”) on November 28, 2006 (see Note 3), we manufacture and market ViziLite® Plus oral lesion identification kits, Peridex® prescription periodontal rinse, and Soft Tissue Management (“STM® ”) products including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is pursuing regulatory approval for the OraTest® product, an oral cancer diagnostic system.
     Pro-Dentec® focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to train a large number of dental offices on the importance of oral cancer screening with ViziLite® Plus. We believe that this acquisition completes our transition into a cancer diagnostic company focused on oral cancer. Leveraging Pro-Dentec® ’s national dental sales force and its compelling continuing education seminar series will provide us an opportunity to more fully realize the large market potential of ViziLite® Plus and future oral cancer detection products. Additionally, with the integration of the operations of Pro-Dentec® with our Zila Pharmaceuticals business unit and the re-alignment of our Zila Biotechnology business unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).
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
Reclassifications
     For comparative purposes, prior year amounts related to discontinued operations described in Note 4 and certain immaterial amounts were reclassified to conform to current year presentation. As described in Note 4, on October 2, 2006, we divested our Nutraceuticals Business Unit. Following shareholder approval of this disposition and the consummation of the sale, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ” (“SFAS No. 144”) we presented the financial position as of July 31, 2006, and results of operation of our Nutraceuticals Business Unit for all periods presented as discontinued operations. Because shareholder approval was a condition precedent to the disposition of our Nutraceuticals Business Unit, presentation as a discontinued operation was not permitted until such approval was obtained.
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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply to provision of FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating whether to adopt SFAS No. 159.
     In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”) which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after

December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which EITF 00-19-2 is adopted. As more fully described in Note 8, we have elected early adoption of EITF 00-19-2 for our current interim period beginning November 1, 2006.
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
3. Acquisition
     On November 13, 2006, we entered into an agreement and plan of merger (the “Agreement”) with Zila Merger, Inc., a wholly-owned subsidiary of Zila, Inc. (“Merger Sub”), Pro-Dentec® and certain of the stockholders of Pro-Dentec® . Following approval by Pro-Dentec® ’s stockholders, Merger Sub merged with and into Pro-Dentec® , with Pro-Dentec® surviving as a wholly-owned subsidiary of Zila, Inc. The cash purchase price paid for Pro-Dentec® was approximately $34,000,000 with each stockholder of Pro-Dentec® entitled to receive $26,064.03 per share of common stock, less $1,037.90 per share of common stock, which was held back at closing for the payment of certain transaction expenses. To the extent that the aggregated amount of merger consideration withheld exceeds the amounts required to pay such transaction expenses, the excess will be distributed to the stockholders of Pro-Dentec® on a pro rata basis.
     Pro-Dentec® , headquartered in Batesville, Arkansas, is a leading designer, manufacturer and marketer of products to dental professionals for soft tissue management including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use.
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
     The goodwill amount recognized in the acquisition of Pro-Dentec® results from the acquisition of an assembled workforce, including a management team with a proven track record of success in marketing to dental offices through a national sales force and established seminar program. We believe that this acquisition completes our transition into a cancer diagnostic company focused on oral cancer. Leveraging Pro-Dentec® ’s national dental sales force and its compelling continuing education seminar series provides us an opportunity to more fully realize the large market potential of ViziLite® Plus and future oral cancer detection products.
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
     Acquired intangible assets subject to amortization are expected to be amortized over 2 to 15 years and have a weighted average of approximately 11 years. The acquired trademarks were determined to have indefinite useful lives. Aggregate amortization expense associated with the intangibles set forth above recorded since the acquisition date was $285,000 and the estimated annual amortization expense for the remaining portion of the current fiscal year is $930,000. The estimated annual amortization expense for the next five fiscal years is $1,813,000, $1,032,000, $637,000, $628,000 and $619,000, respectively.
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
     Nutraceuticals Disposition — On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. Following approval of our shareholders, we completed the sale on October 2, 2006 for a price of $37,500,000, subject to a working capital adjustment. The transaction resulted in the receipt of $35,800,000 in cash, expenses of $1,400,000, and escrowed funds of $300,000. We are also entitled to receive up to an additional $3,000,000 in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11,000,000.
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
     At July 31, 2006, the significant classes of assets and liabilities of the divested Nutraceuticals Business Unit presented as discontinued operations were as follows (in thousands):

Current assets :
Accounts receivable	$2,633
Inventory	7,679
Restricted cash collateral	3,611
Other current assents	223

Total current assets	14,146
Property, plant and equipment	6,707
Goodwill	2,897
Patents, trademarks and other intangibles	8,675
Other assets	224

Total assets	$32,649

Current liabilities	$4,856
Bonds and capital lease obligations—long term	2,532

Total liabilities	$7,388

     On September 28, 2006, we redeemed Industrial Development Revenue Bonds in the amount of $2,800,000 plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila, Inc. Upon the retirement of the bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs.
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
     The results of the discontinued operations formerly reported in the Pharmaceuticals Business Unit are as follows (in thousands):

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Net revenues, net of intercompany eliminations	$—	$739	$—	$1,268
Loss on disposition	(2)	—	(27)	—
Income (loss) from operations	$108	$(94)	$(709)	$(409)

5. Balance Sheet Information
     The following tables provide details of selected balance sheet items (in thousands):

	January 31,	July 31,
	2007	2006
Inventories
Finished goods	$1,792	$1,262
Work in process	486	281
Raw materials	2,397	533
Inventory reserves	(357)	(56)

Total inventories — net	$4,318	$2,020

Property, Plant and Equipment
Land	$529	$—
Building and improvements	2,609	—
Furniture and equipment	3,296	1,995
Leasehold improvements and other assets	7,114	915
Production and warehouse equipment	1,152	2,539

Total property and equipment	14,701	5,449
Less accumulated deprecation and amortization	(8,580)	(3,745)

Property and equipment — net	$6,120	$1,704

Accrued Liabilities
Accrued professional and consulting fees	$3,990	$1,234
Accrued employee compensation and related taxes	1,589	433
Accrued advertising	66	135
Accrued royalties	6	1
Other	724	266

Total accrued liabilities	$6,375	$2,069

6. Intangible Assets
     Intangible assets consist of the following (in thousands):

	January 31, 2007			July 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$15,592	$5,177	$10,415	$7,419	$4,866	$2,553

Trademarks and other intangibles:
Trademarks	128	8	120	114	7	107
Patents	2,746	342	2,404	2,510	209	2,301
Licensing costs	2,685	1,349	1,336	2,737	1,266	1,471
Other intangibles	3,492	214	3,278	—	—	—

Total trademarks and other intangible assets	9,051	1,913	7,138	5,361	1,482	3,879

Total amortizable intangibles	24,643	7,090	17,553	12,780	6,348	6,432

Unamortizable intangible:
Trademarks	5,449	—	5,449	—	—	—
Goodwill	18,775	4,580	14,195	8,613	4,580	4,033

Total unamortizable intangibles	24,224	4,580	19,644	8,613	4,580	4,033

Total intangibles assets	$48,867	$11,670	$37,197	$21,393	$10,928	$10,465

     The change in the carrying amount of goodwill for the six months ended January 31, 2007 resulted from $10,200,000 in goodwill from the acquisition of Pro-Dentec® at January 31, 2007.
     Amortization of purchased technology rights, trademarks and other intangibles is calculated using the following useful lives (in years):

	Range of	Weighted average remaining useful lives
	Useful lives	January 31, 2007	July 31, 2006
Purchased technology rights	15	15	5.3
Trademarks	7-10	7.6	9.2
Patents	4-17	6.2	6.4
Licensing costs	7-10	4.4	5.4
Other	2-10	2.1	—
     Intangible asset amortization expense for the three-month and six-month periods ended January 31, 2007 was $220,000 and $506,000, respectively, and for the three-month and six-month periods ended January 31, 2006 was $196,000 and $392,000, respectively.
     For fiscal years 2008 through 2012, the amortization of intangibles is estimated to be $2,500,000 each year.
7. Debt
     Debt consisted of the following (in thousands):

	January 31,	July 31,
	2006	2006
Short-term borrowings:
Installment note payable on insurance policies	$182	$30

Current portion of long-term debt:
Notes payable	$1,080	$—
Secured term loan, net of discount	—	18,044
IDA bond payable, Series A, current portion	—	—
Capital lease obligations, current portion	77	24

Total current portion of long-term debt	$1,157	$18,068

Long-term debt:
6% Senior Secured Convertible Notes	$12,000	$—
Less — unamortized discount	(6,483)	—
Secured term loan	—	19,884
Less — unamortized discount on term loan	—	(1,840)
Notes payable	1,080	—
PharmaBio	500	500
Capital lease obligations	220	52

Total long-term debt	7,317	18,596
Less current portion	1,157	18,068

Long-term portion	$6,160	$528

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
     The conversion price of the Secured Notes ($2.20) at its commitment date was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ” (“EITF 98-5) and Issue No. 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments ,”, we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,400,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
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
     Capital Leases — We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS No. 13, “ Accounting for Leases ” (“ SFAS No. 13 ”). SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability.
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2007	$1,080	$38	$1,118
2008	347	77	424
2009	12,153	71	12,224
2010	—	34	34
2011 and thereafter	—	—	—

Total	13,580	220	13,800
Less discount	6,483	—	6,483
Less current portion	1,080	77	1,157

Long-term portion	$6,017	$143	$6,160

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
     A summary of stock options activity within our share-based compensation plans and changes for the six months ended January 31, 2007 follows (shares and aggregate intrinsic values in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2006	3,235	$3.54	7.0	$878
Granted	1,064	$2.54
Exercised	(30)	$1.43
Forfeited/expired	(323)	$3.65

Balance outstanding at January 31, 2007	3,946	$3.25	6.6	$412

Options exercisable at January 31, 2007	2,453	$3.39	5.4	$410

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
     We account for our warrant arrangements in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ” (“ EITF 00-19 ”), as well as related interpretations of these standards, evaluating whether these arrangements should be accounted for as equity or a derivative liability and value these arrangements at fair value based on available market date using a Black-Scholes valuation model. For warrant arrangements determined to be a derivative liability, any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.
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
10. Supplemental Cash Flow Information
     Supplemental cash flow information for the six months ended January 31 follows (in thousands):

	Six months ended January 31,
	2007	2006
Interest paid	$759	$86
Income taxes paid	$139	$102
Capital lease obligations for new equipment	$181	$63
Conversion of Unsecured Notes	$4,497	$—
11. Comprehensive Income (Loss)
     The components of comprehensive income are as follows (in thousands):

	Three months ended January 31,		Six months ended January 31,
	2007	2006	2007	2006
Net loss	$(6,151)	$(7,246)	$(6,409)	$(12,248)
Foreign currency translation adjustments	(17)	1	(26)	1

Comprehensive loss	$(6,168)	$(7,245)	$(6,435)	$(12,247)

     The other comprehensive loss in the three and six month periods ended January 31, 2007 and 2006 reflect no income tax effect due to the recording of valuation allowances.
12. Commitments and Contingencies
FDA approval of the OraTest ® product
     We are pursuing approval by the Federal Drug Administration (“FDA”) of a New Drug Application (“NDA”) for our OraTest® product. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; (v) completion of testing within the non-clinical and chemistry, manufacturing, and controls area; and (vi) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
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
ViziLite Plus ®
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Item 1A. “Risk Factors and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview
     Zila, Inc. is a cancer diagnostic company focused on oral cancer. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.
     We manufacture and market the chemiluminescent disposable light product, ViziLite® Plus with T-Blue 630 ™, for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer, and Peridex® prescription mouth rinse, and following the acquisition of Professional Dental Technologies, Inc. (“Pro-Dentec®”) described below, Soft Tissue Management (“STM® ”) products including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System as well as a suite of pharmaceutical STM® products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is pursuing regulatory approval for the OraTest® product, an oral cancer diagnostic system.
Acquisition of Pro-Dentec ®
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

     Net revenues increased 408% to $8,300,000 for the three months ended January 31, 2007, compared to revenues of $1,600,000 for the comparable prior year period. Net revenues increased 191% to $9,700,000 for the six months ended January 31, 2007, compared to revenues of $3,300,000 for the comparable prior year period. The growth in net revenues for the three and six month periods ended January 31, 2007 is driven by our recent acquisition of Pro-Dentec® as well as its effect on ViziLite® Plus net revenues. For the three month period ended January 31, 2007, ViziLite® Plus net revenues increased 35% over the prior year period to $1,100,000 as we began selling direct to dental offices through the integration with Pro-Dentec®’s national sales organization in the last two months of the current quarter. ViziLite® Plus net revenues for the six month period decreased 2% from the prior year period as a result of our deliberate reductions in sales of ViziLite® Plus to our existing distribution channel in our first quarter as we prepared to modify our means of distribution upon the completion of the Pro-Dentec® acquisition.
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
     The conversion price of the Secured Notes ($2.20) at its commitment date was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5) and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,400,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
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

Industrial Development Revenue Bonds
     On September 28, 2006, we redeemed Bonds in the amount of $2,800,000 plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment. Upon the retirement of the Bonds, we recognized a loss of approximately $216,000 for the write-off of the unamortized deferred financing costs. These Bonds were included in long-term assets of discontinued operations at July 31, 2006.
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
EBITDA
     We utilize EBITDA (defined as earnings (loss) before interest, taxes (income), depreciation and amortization) because we monitor compliance with the covenants contained in our Secured Notes, some of which are based on EBITDA. Although we use EBITDA as a financial measure to monitor compliance with debt covenants, it does not include certain material costs, expenses and other items necessary to operate our business. Because EBITDA does not include these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for Net Cash Used in Operating Activities or as the sole indicator of our financial performance since Net Cash Used in Operating Activities provides a more complete measure of our performance.
Reconciliation of Non-GAAP Measures to GAAP Measures
Unaudited
(in thousands)

	Six months ended January 31,
	2007	2006
EBITDA	$585	$(10,834)
Interest income	305	148
Interest expense	(5,854)	(110)
Income tax expense	(67)	(4)
Amortization of deferred financing costs	2,256	15
Amortization of debt discounts	2,486	—
Non-cash interest on term loan	202	25
Gain from sale of discontinued operations	(10,993)	—
Non-cash derivative income	(1,059)	—
Non-cash stock-based employee compensation expense	871	241
Non-cash charge for options issued to outside parties	207	31
Other non-cash items — net	(56)	21
Change in assets and liabilities:
Receivables	(174)	1,974
Inventories	(248)	(1,680)
Prepaid expenses and other assets	934	(453)
Accounts payable and accrued liabilities	2,786	4,041

Net cash used in operating activities	$(7,819)	$(6,585)

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
Trends, Risks and Uncertainties Related to Our Business
     We may be unable to obtain FDA approval, or to establish a market, for OraTest ® in the United States and obtaining regulatory approval for OraTest ® and other products is costly and uncertain.
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
We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent disposition of the Nutraceuticals Business Unit and subsequent acquisition of Pro-Dentec ® .
     Our future growth will depend on our ability to implement our business strategy. We believe that our recent acquisition of Pro-

Dentec®, a privately-held dental products company, could strengthen our business, including the development and commercialization of oral cancer screening products. Further, we believe that this acquisition could increase our ability to deliver our oral cancer screening products into the dental marketplace and could result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, there is no guarantee that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition and the disposition of the Nutraceuticals Business Unit.
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
     Nearly all of our revenues for the past fiscal year were derived from sales of Ester-C®, Peridex®, and ViziLite® Plus. As disclosed above, we disposed of our Nutraceuticals Business Unit and the Ester-C® products on October 2, 2006. With the acquisition of Pro-Dentec® and the change in our distribution method for ViziLite® Plus and the addition of the STM® products of Pro-Dentec® , we now sell direct to thousands of dental offices nationally and we believe we have reduced our dependency on key customers.
     If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for nearly all of our Peridex® and ViziLite® Plus products, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with current Good Manufacturing Practices (“cGMP”) could have a material adverse impact on our financial condition.
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
Mac & Co.
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

Exhibit
Number	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 5, 2007	By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Chief Financial Officer (Principal Financial and Accounting Officer)

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

Exhibit
Number	Description

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