Form 10-Q
period 2007-04-30
ZILA INC
filed 2007-06-18
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of May 31, 2007, 62,329,083 of common stock were outstanding.

ZILA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

	April 30,	July 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$9,652,256	$3,958,190
Trade receivables — net of allowances of $130,000 and $9,000	4,078,218	254,786
Inventories — net	3,964,477	1,845,773
Prepaid expenses and other current assets	2,429,767	1,513,462
Current assets of discontinued operations	972,496	15,397,949

Total current assets	21,097,214	22,970,160
Property and equipment — net	6,100,348	1,684,017
Purchased technology — net	10,139,902	2,552,937
Goodwill — net	10,169,969	—
Trademarks and other intangible assets — net	12,238,752	3,842,448
Other assets	1,392,122	2,721,885
Long-term assets of discontinued operations	4,065,690	22,592,498

Total Assets	$65,203,997	$56,363,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,026,680	$2,088,479
Accrued liabilities	5,029,797	1,791,906
Warrant liability	—	2,369,965
Short-term borrowings	91,698	30,347
Current portion of deferred gain on sale leaseback	152,976	152,976
Current portion of long-term debt and capital lease obligations	77,800	18,067,681
Current liabilities of discontinued operations	421,681	5,322,862

Total current liabilities	8,800,632	29,824,216
Deferred gain on sale leaseback	113,903	228,635
Long-term debt and capital lease obligations — net of current portion	6,701,128	527,874
Long-term liabilities of discontinued operations	—	2,532,137

Total liabilities	15,615,663	33,112,862

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value – 147,500,000 and 65,000,000 shares authorized; 62,329,083 shares and 46,007,593 shares issued and outstanding	62,329	46,008
Capital in excess of par value	123,331,380	85,305,331
Accumulated other comprehensive loss	(119,282)	(82,678)
Accumulated deficit	(73,597,522)	(61,929,007)
Common stock in treasury, at cost (218,411 shares)	(551,071)	(551,071)

Total shareholders’ equity	49,588,334	23,251,083

Total Liabilities and Shareholders’ Equity	$65,203,997	$56,363,945

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006
Net revenues	$10,749,840	$1,217,797	$18,146,762	$2,700,672
Cost of products sold	4,230,900	709,777	7,757,354	1,566,239

Gross profit	6,518,940	508,020	10,389,408	1,134,433

Operating costs and expenses:
Marketing and selling	4,325,998	1,781,784	9,247,708	4,088,107
General and administrative	2,682,130	2,650,452	9,566,765	7,599,896
Research and development	2,388,298	2,451,936	5,740,536	5,738,801
Depreciation and amortization	909,085	369,294	1,997,486	1,025,114

	10,305,511	7,253,466	26,552,495	18,451,918

Loss from operations	(3,786,571)	(6,745,446)	(16,163,087)	(17,317,485)

Other income (expense):
Interest income	120,067	63,550	396,693	201,552
Interest expense	(877,636)	(622,149)	(6,479,659)	(640,445)
Derivative income (expense)	—	(97,526)	1,058,873	(97,526)
Other expense	(47,412)	(247,041)	(29,150)	(315,098)

	(804,981)	(903,166)	(5,053,243)	(851,517)

Loss from continuing operations before income taxes	(4,591,552)	(7,648,612)	(21,216,330)	(18,169,002)
Income tax (expense) benefit	190,809	—	4,000,948	(3,600)

Loss from continuing operations	(4,400,743)	(7,648,612)	(17,215,382)	(18,172,602)

Gain (loss) from disposal of operations	(19,741)	(1,625)	10,973,697	(5,727)
Income (loss) from operations of discontinued operations	303,257	(424,621)	(407,620)	(2,144,500)
Income tax expense	(190,809)	—	(4,067,809)	—

Income (loss) from discontinued operations	92,707	(426,246)	6,498,268	(2,150,227)

Net loss	(4,308,036)	(8,074,858)	(10,717,114)	(20,322,829)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(4,317,786)	$(8,084,608)	$(10,746,364)	$(20,352,079)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.17)	$(0.32)	$(0.40)
Income (loss) from discontinued operations	0.00	(0.01)	0.12	(0.05)

Net loss attributable to common shareholders	$(0.07)	$(0.18)	$(0.20)	$(0.45)

Weighted average shares outstanding	62,117,309	45,734,371	54,411,050	45,683,925

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended April 30,
	2007	2006
Operating activities:
Net loss	$(10,717,114)	$(20,322,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344,741	2,216,775
Amortization of deferred financing costs	2,378,592	203,604
Amortization of debt discounts	3,046,165	114,064
Non-cash interest on term loan	201,940	76,759
Gain from sale of discontinued operations	(10,972,694)	—
Non-cash derivative (income) expense	(1,058,873)	97,526
Non-cash stock-based employee compensation expense	1,424,598	329,041
Non-cash charge for options issued to outside parties	29,141	63,064
Other non-cash items — net	(35,758)	(282,256)

Change in assets and liabilities:
Receivables — net	225,490	3,863,702
Inventories	20,789	(1,844,551)
Prepaid expenses and other assets	844,896	(386,452)
Accounts payable and accrued liabilities	2,494,993	(521,919)

Net cash used in operating activities	(9,773,094)	(16,393,472)

Investing activities:
Additions to property and equipment	(440,780)	(942,982)
Additions to intangible assets	(463,959)	(956,387)
Restricted cash returned from (deposited to) collaterized letter of credit	3,610,950	(3,072,023)
Net proceeds from disposition of discontinued operations	34,705,077	—
Acquisition of business	(35,554,421)	—
Proceeds from disposition of assets	—	8,463

Net cash provided by (used in) investing activities	1,856,867	(4,962,929)

Financing activities:
Short-term borrowings (repayments), net	61,351	(62,860)
Financing costs	(2,528,004)	(2,273,192)
Proceeds from issuance of common stock	15,971,481	216,479
Proceeds from convertible notes payable	24,075,000	—
Proceeds from long-term borrowings	—	20,000,000
Dividends paid to preferred stockholders	(29,250)	(29,250)
Principal payments on long-term debt	(23,940,285)	(258,366)

Net cash provided by financing activities	13,610,293	17,592,811

Net increase (decrease) in cash and cash equivalents	5,694,066	(3,763,590)
Cash and cash equivalents at beginning of period	3,958,190	12,937,517

Cash and cash equivalents at end of period	$9,652,256	$9,173,927

The accompanying notes are an integral part of these financial statements.

ZILA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

								Accumulated
			Common Stock		Capital in			Other	Total
	Preferred Stock			Par	Excess of	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Shares	Value	Par Value	Deficit	Stock	Income (Loss)	Equity
Nine months Ended April 30, 2006
BALANCE AT JULY 31, 2005	100,000	$462,500	45,864,050	$45,864	$84,372,257	$(32,543,676)	$(551,071)	$(63,924)	$51,721,950
Dividends on preferred stock						(29,250)			(29,250)
Issuance of common stock under employee stock purchase plan			18,557	19	52,312				52,331
Exercise of common stock options and warrants			82,395	82	171,859				171,941
Stock-based compensation expense					321,247				321,247
Options for services					63,064				63,064
Foreign currency translation								(10,789)	(10,789)
Net loss						(20,322,829)			(20,322,829)

BALANCE AT APRIL 30, 2006	100,000	$462,500	45,965,002	$45,965	$84,980,740	$(52,895,755)	$(551,071)	$(74,713)	$31,967,666

Nine months Ended April 30, 2007
BALANCE AT JULY 31, 2006	100,000	$462,500	46,007,593	$46,008	$85,305,331	$(61,929,007)	$(551,071)	$(82,678)	$23,251,083

Cumulative-effect adjustment of adopting FSP No. EITF 00-19-2					2,460,489	(922,151)			1,538,338
Dividends on preferred stock						(29,250)			(29,250)
Issuance of common stock			9,100,000	9,100	7,674,815				7,683,915
Issuance of stock purchase warrants					16,888,348				16,888,348
Conversion of unsecured debt			6,900,000	6,900	4,445,448				4,452,348
Beneficial conversion feature of secured debt					4,397,050				4,397,050
Issuance of shares in settlement of liability			289,728	290	659,710				660,000
Issuance of common stock under employee stock purchase plan			1,762	1	4,474				4,475
Exercise of common stock options and warrants			30,000	30	42,645				42,675
Stock-based compensation expense					1,423,929				1,423,929
Options for services					29,141				29,141
Foreign currency translation								(36,604)	(36,604)
Net loss						(10,717,114)			(10,717,114)

BALANCE AT APRIL 30, 2007	100,000	$462,500	62,329,083	$62,329	$123,331,380	$(73,597,522)	$(551,071)	$(119,282)	$49,588,334

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Description of Business
     Zila, Inc., a Delaware corporation, and its subsidiaries (“Zila”), is a cancer screening company focused on oral cancer.
     Following the sale of our Nutraceuticals Business Unit on October 2, 2006 and our Peridex® brand of prescription periodontal rinse on May 31, 2007 (see Note 4) and the acquisition of Professional Dental Technologies, Inc. (“Pro-Dentec”) on November 28, 2006 (see Note 3), we manufacture and market ViziLite ® Plus oral lesion identification kits and Soft Tissue Management (“STM®”) products, including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System, as well as a suite of pharmaceutical STM® products for both in-office and home-care use. Our research and development division specializes in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTC™”) and OraTest® technologies and is pursuing regulatory approval for the OraTest® product as an oral cancer diagnostic system.
     Pro-Dentec focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening. We believe that this acquisition completes our transition into a cancer screening company focused on oral cancer. Leveraging Pro-Dentec’s national sales force and its continuing education seminar series will provide us an opportunity to more fully realize the large market potential of ViziLite® Plus and potential future oral cancer detection products. Additionally, with the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).
2. Summary of Significant Accounting Policies
Basis of Presentation and Continuance of Operations
     The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. We believe that the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.
     The accompanying unaudited quarterly financial statements represent the consolidation of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Zila Biotechnology, Inc., Zila Technical, Inc., Zila Limited, Professional Dental Technologies, Inc. and Ryker Dental of Kentucky, Inc. (inactive). This information should be read in conjunction with the financial statements set forth in the Zila, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Current Report on Form 8-K filed on December 28, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.
     Based on our currently available funds, we will be required to pursue one or more of the following strategies: (i) delay, scale back or eliminate some or all of our research and product development programs including, but not limited to, OraTest®; (ii) limit the marketing of our products; (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves; and/or (iv) raise additional funds. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may breach the financial covenants of our senior secured debt and be unable to repay the outstanding balance. These factors raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

Computation of Net Income per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period and after preferred stock dividends. The weighted-average number of common shares outstanding during the period included restricted shares and restricted share units that are vested but not yet issued. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.
     SFAS No. 128, “Earnings per Share,” requires that our grants of employee equity share options, nonvested shares, and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.
     Dilutive shares outstanding includes the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Diluted net income per share also assumes that any dilutive convertible debt outstanding at the beginning of the period was converted at that date with related interest and weighted-average common shares adjusted accordingly.
     Since we incurred a loss from continuing operations for the three and nine month periods ended April 30, 2007 and 2006, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be antidilutive. Potentially dilutive common shares for both the three month and nine month periods ended April 30, 2007 were 5,746,000 and 3,253,000, respectively, and for the three month and nine month periods ended April 30, 2006 were 483,000 and 509,000, respectively.
Reclassifications
     For comparative purposes, prior year amounts related to discontinued operations described in Note 4 and certain immaterial amounts were reclassified to conform to current year presentation. As described in Note 4, we divested our Nutraceuticals Business Unit, and on May 31, 2007, we divested our Peridex® product line. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we presented the financial position as of July 31, 2006, and results of operation of our Nutraceuticals Business Unit and the Peridex product line for all periods presented as discontinued operations.
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
     Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical and medical device products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for our products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also be caused by the lack of secondary suppliers.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating whether to adopt SFAS No. 159.
     In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangement and related financial instruments entered into prior to December 21, 2006, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which EITF 00-19-2 is adopted. As more fully described in Note 8, we elected early adoption of EITF 00-19-2 for our interim period beginning November 1, 2006.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach that considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for us would be our current fiscal year ending July 31, 2007. Historically, we have evaluated uncorrected differences by considering both the balance-sheet and income-statement approach; however, we are currently evaluating the impact, if any, of SAB No. 108 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning on August 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 to determine whether its adoption will have a material effect on our consolidated financial statements.
3. Acquisition
     On November 13, 2006, we entered into an agreement and plan of merger (the “Agreement”) with Zila Merger, Inc., a wholly-owned subsidiary of Zila, Inc. (“Merger Sub”), Pro-Dentec and certain of the stockholders of Pro-Dentec. Following approval by Pro-Dentec’s stockholders, Merger Sub merged with and into Pro-Dentec, with Pro-Dentec surviving as a wholly-owned subsidiary of Zila, Inc. The cash purchase price paid for Pro-Dentec was approximately $34,000,000 with each stockholder of Pro-Dentec entitled to receive $26,064.03 per share of common stock, less $1,037.90 per share of common stock, which was held back at closing for the payment of certain transaction expenses. To the extent that the aggregated amount of merger consideration withheld exceeds the amounts required to pay such transaction expenses, the excess will be distributed to the stockholders of Pro-Dentec on a pro rata basis.
     The goodwill amount recognized in the acquisition of Pro-Dentec results from the acquisition of an assembled workforce, including a management team, with a proven track record of success in marketing to dental offices through a national sales force and an established seminar program.
     The financial results of the Pro-Dentec acquired operations are included in these financial statements as of November 28, 2006, the date of acquisition. The preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Assets acquired:
Current assets	$6,688
Property, plant and equipment	4,518
Intangibles not subject to amortization:
Trademarks	5,449
Intangibles subject to amortization:
Purchased technology – proprietary know-how	8,173
Covenants not to compete	2,304
Customer lists and relationships	1,187
Other assets	2
Goodwill	10,170

Total assets acquired	38,491

Liabilities assumed	2,930

Net assets acquired	$35,561

     The acquisition cost has been allocated to the acquired net assets based on preliminary evaluation of the estimated fair values of the date of acquisition and are subject to adjustment as additional information is obtained.
     Acquired intangible assets subject to amortization are expected to be amortized over 2 to 15 years and have a weighted average of approximately 11 years. The acquired trademarks were determined to have indefinite useful lives. Aggregate amortization expense associated with the intangibles set forth above recorded since the acquisition date was $475,000 and the estimated annual amortization expense for the remaining portion of the current fiscal year is $740,000. The estimated annual amortization expense for the next five fiscal years is $1,813,000, $1,032,000, $637,000, $628,000, and $619,000, respectively.
     The unaudited condensed pro forma consolidated statements of income for the three and nine month periods ended April 30, 2007 and 2006, assuming the acquisition of Pro-Dentec as of August 1, 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenues	$10,750	$10,243	$29,574	$29,095
Loss from continuing operations	$(4,401)	$(7,847)	$(17,304)	$(17,786)
Primary and diluted earnings per share from continuing operations	$(0.07)	$(0.17)	$(0.39)	$(0.39)
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
     The results of the discontinued operations that were formerly reported as the Nutraceuticals Business Unit are as follows (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenues	$—	$3,612	$1,629	$18,266
Gain on disposition	3	—	11,025	—
Income (loss) from operations	$(179)	$(774)	$(1,216)	$(2,676)
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
Pharmaceuticals Dispositions — On May 31, 2007 we sold the inventory and technology related to our Peridex® brand of products for $9,500,000. Estimated expenses of the sale are $300,000. This transaction will have an estimated gain of $4,900,000, which will be reported at closing of the sale. As a result of this agreement, all assets and liabilities related to the Peridex® brand have been reclassified to assets and liabilities of discontinued operations and all revenue and expenses are reclassified to Income (loss) from discontinued operations for all periods presented.
     On July 21, 2006, our subsidiary Zila Swab Technologies, Inc. sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, LLC, an Illinois limited liability company for approximately $642,000 in cash and retained liabilities of $95,000. The sale resulted in a pre-tax loss of $654,000.
     On June 27, 2005, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Zilactin® brand of over-the-counter lip and oral care products to Blairex Laboratories, Inc., an Indiana corporation (“Blairex”), for $10,300,000. As disclosed in Note 12, at October 31, 2006, we were engaged in an arbitration proceeding regarding this disposition, which was settled on November 3, 2006. The settlement required the payment of $650,000 to Blairex. The settlement cost was included as loss from discontinued operations for the period ended October 31, 2006.
     The results of the Pharmaceutical discontinued operations are as follows (in thousands):

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
Net revenues, net of intercompany eliminations	$1,114	$1,920	$3,540	$5,046
Loss on disposition	(23)	—	(51)	—
Income (loss) from operations	$483	$348	$808	$526
5. Balance Sheet Information
     The following tables provide details of selected balance sheet items (in thousands):

	April 30,	July 31,
	2007	2006
Inventories
Finished goods	$1,511	$1,088
Work in process	471	281
Raw materials	2,281	533
Inventory reserves	(299)	(56)

Total inventories — net	$3,964	$1,846

Property, Plant and Equipment
Land	$529	$—
Building and improvements	2,525	—
Furniture and equipment	3,258	1,789
Leasehold improvements and other assets	1,184	2,533
Production and warehouse equipment	7,247	894

Total property and equipment	14,743	5,216
Less accumulated deprecation and amortization	(8,643)	(3,532)

Property and equipment — net	$6,100	$1,684

Accrued Liabilities
Accrued professional and consulting fees	$3,148	$1,201
Accrued employee compensation and related taxes	1,026	347
Other	856	244

Total accrued liabilities	$5,030	$1,792

6. Intangible Assets
     Intangible assets consist of the following (in thousands):

	April 30, 2007			July 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangibles:
Purchased technology rights	$15,592	$5,452	$10,140	$7,419	$4,866	$2,553

Trademarks and other intangibles:
Trademarks	128	10	118	104	7	97
Patents	2,820	375	2,445	2,483	209	2,274
Licensing costs	2,685	1,417	1,268	2,737	1,266	1,471
Other intangibles	3,492	533	2,959	—	—	—

Total trademarks and other intangible assets	9,125	2,335	6,790	5,324	1,482	3,842

	April 30, 2007			July 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Total amortizable intangibles	24,717	7,787	16,930	12,743	6,348	6,395

Unamortizable intangible:
Trademarks	5,449	—	5,449	—	—	—
Goodwill	10,170	—	10,170	—	—	—

Total unamortizable intangibles	15,619	—	15,619	—	—	—

Total intangibles assets	$40,336	$7,787	$32,549	$12,743	$6,348	$6,395

     The change in the carrying amount of goodwill for the nine months ended April 30, 2007 resulted from the addition of $10,170,000 in goodwill from the acquisition of Pro-Dentec and the reclassification of $4,033,000 of Peridex® goodwill to long-term assets of discontinued operations as a result of its disposition on May 31, 2007.
     Amortization of purchased technology rights, trademarks and other intangibles is calculated using the following useful lives (in years):

	Range of	Weighted average remaining useful lives
	Useful lives	April 30, 2007	July 31, 2006
Purchased technology rights	15	15	5.3
Trademarks	7-10	7.6	9.2
Patents	4-17	6.2	6.4
Licensing costs	7-10	4.4	5.4
Other	2-10	2.1	—
     Intangible asset amortization expense for the three month and nine month periods ended April 30, 2007 was $220,000 and $506,000, respectively, and for the three month and nine month periods ended April 30, 2006 was $196,000 and $392,000, respectively. For fiscal years 2008 through 2012, the amortization of intangibles is estimated to be $2,621,000 each year.
7. Debt
     Debt consisted of the following (in thousands):

	April 30,	July 31,
	2007	2006
Short-term borrowings:
Installment note payable on insurance policies	$92	$30

Current portion of long-term debt:
Secured term loan, net of discount	$—	$18,044
Capital lease obligations, current portion	78	24

Total current portion of long-term debt	$78	$18,068

Long-term debt:
6% Senior Secured Convertible Notes	$12,000	$—
Less — unamortized discount	(5,924)	—
Secured term loan	—	19,884
Less — unamortized discount on term loan	—	(1,840)
PharmaBio	500	500
Capital lease obligations	203	52

Total long-term debt	6,779	18,596
Less current portion	78	18,068

Long-term portion	$6,701	$528

     Short-term Borrowing — On April 30, 2007 and July 31, 2006, we had short-term borrowings for installments due on certain insurance policies with interest rates from 7.5% to 7.8%.
     Private Placement — On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000 (collectively, the “Private Placement”). The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the Pro-Dentec acquisition described in Note 3 and for working capital and general corporate purposes.
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
     Pursuant to the second purchase agreement, we issued and sold:
a.	$12,000,000 in aggregate principal amount of 6% Senior Secured Convertible Notes (the “Secured Notes”), which became convertible into 5,454,546 shares of our common stock at a conversion price of $2.20 following approval by our shareholders on December 14, 2006; and

b.	Warrants to purchase approximately 1,909,091 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Secured Note Warrants”).
     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to acquire 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1,700,000 at the closing of the Private Placement and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth, as well as the Roth Warrants, in final settlement of the fees.
     The Additional Warrants and some of the Initial Warrants were issued in connection with the Unsecured Notes, and the fair values of these Additional Warrants and Initial Warrants were allocated as discounts to the Unsecured Notes. The remaining Initial Warrants were issued in connection with the Shares, and these Initial Warrants were allocated as a reduction of proceeds from the issuance of the Shares. The Secured Note Warrants were allocated as discounts to the Secured Notes. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares. The net proceeds from the issuance of the Shares were $7,684,000, net of the effect of the fair value of the Initial Warrants of $6,253,000 and transaction costs of $1,988,000.
     The conversion price of the Secured Notes ($2.20) at its commitment date, the date of shareholder approval on December 14, 2006, was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,400,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
     Upon conversion of the Unsecured Notes on December 14, 2006 unamortized discount of $1,202,000 and deferred financing costs of $1,464,000 were recorded as Additional Paid-In Capital.
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
a.	at the end of each fiscal quarter commencing with the fiscal quarter ending April 30, 2007, an unrestricted balance of cash (including cash equivalents and excluding cash from any working capital line of credit) of not less than $4,500,000, or $10,500,000 in the event our Peridex® product line is divested;

b.	for each of the fiscal quarters ending January 31, 2008 and April 30, 2008, EBITDA of at least $1, excluding certain costs associated with the development and marketing of OraTest®; provided, however, that if our Peridex® product line is divested the EBITDA target will be reduced by $1,500,000 on an annualized basis;

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
     The Secured Notes also contain various non-financial covenants, including a requirement that Zila separate the offices of Chairman of the Board and Chief Executive Officer, which occurred on May 21, 2007, and, on or prior to August 1, 2007, increase the size of the Board of Directors from seven to nine directors and, in addition to filling any directorships that become vacant prior to such time, use commercially reasonable efforts to appoint two additional directors to Zila’s Board of Directors. As of the date of this Quarterly Report on Form 10-Q, Zila has not yet increased the size of the Board of Directors nor identified directors to fill the two vacancies that would occur upon such increase in size. Zila’s Board of Directors currently has five members. If these requirements are not satisfied, it could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
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
     Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-term	Capital	Total
	Debt	Leases	Debt
Remaining 2007	$—	$20	$20
2008	347	78	425
2009	12.153	71	12,22434
2010	—	34	34
2011 and thereafter	—	—	—

Total	12,500	203	12,703
Less discount	5,924	—	5,924
Less current portion	—	78	78

Long-term portion	$6,576	$125	$6,701

8. Stock Options and Warrants
Stock Options and Awards
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. RSUs represent a contingent right to receive shares of our stock at a future date provided certain performance targets are met and can be forfeited or accelerated under certain conditions. We grant stock awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan).
     A summary of stock options activity within our share-based compensation plans for the nine months ended April 30, 2007 follows (shares and aggregate intrinsic values in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
Balance outstanding at July 31, 2006	3,235	$3.54	7.0	$878
Granted	1,299	2.47
Exercised	(30)	1.43
Forfeited/expired	(549)	4.03

Balance outstanding at April 30, 2007	3,955	$3.13	6.4	$331

Options exercisable at April 30, 2007	2,359	$3.28	5.3	$331

     The weighted-average grant-date fair value of options granted to our employees and directors during the nine months ended April 30, 2007 and 2006 was $1.49 and $2.05, respectively. The total intrinsic value of options exercised (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) for the nine months ended April 30, 2007 and 2006 was $36,000 and $123,000, respectively. Cash received from option exercises during the nine months ended April 30, 2007 and 2006 was $43,000 and $172,000, respectively, and was reflected as a financing activity in the accompanying unaudited Consolidated Statements of Cash flows under the caption, “proceeds from issuance of common stock.”
     During the nine months ended April 30, 2007, we awarded 275,000 shares of unvested common stock to certain key executives. The unvested shares contain restrictions requiring continued employment. The awards are expensed on a straight-line basis over the vesting period. Within 60 days of the lapse of the restrictions, we are required to issue a stock certificate for the vested shares. The stock awards provide full shareholder rights from the date of grant. Unvested shares under stock awards are not included in our common shares issued and outstanding until the vested shares are issued.
     A summary of unvested common stock award activity within our share-based compensation plan for the nine months ended April 30, 2007 follows (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term	Value
Unvested balance outstanding at July 31, 2006	—	$—		$—
Granted	275	2.50
Vested	(75)	2.58
Forfeited	—

Unvested balance outstanding at April 30, 2007	200	$2.30	2.5	$398

     A summary of RSU activity within our share-based compensation plan for the nine months ended April 30, 2007 follows (shares in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Purchase	Contractual	Intrinsic
	of Shares	Price	Term	Value
Unvested balance outstanding at July 31, 2006	—	$—		$—
Granted	100	0.00
Vested	—
Forfeited	—

Unvested balance outstanding at April 30, 2007	100	$0.00	2.5	$100

     The share-based compensation cost for continuing operations recognized for the nine months ended April 30, 2007 and 2006 was as follows (in thousands):

	Nine months ended April 30,
	2007	2006
Selling and marketing	$119	$19
General and administrative	1,287	344
Research and development	8	6
Cost of products sold	15	4

	$1,429	$373

     As of April 30, 2007, total unrecognized compensation cost related to employee stock-based compensation for stock options was $2,887,000. That cost is expected to be recognized over a weighted average period of 1.8 years for stock options, 1.9 years for restricted stock awards, and 3.0 years for restricted stock units. During the nine months ended April 30, 2007, we revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in the above captions in the unaudited Consolidated Statements of Operations.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended April 30,
	2007	2006
Expected stock price volatility	62%	66%
Expected life of options	5.8 years	4.7 years
Risk-free interest rate	4.8%	3.7%
Dividend yield	0.0%	0.0%
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

Warrants
     As of April 30, 2007, we have warrants outstanding for approximately 12,938,000 shares of our common stock. We issued these warrants in connection with financing arrangements and in connection with services provided by medical and financial advisors.
     Activity related to warrants, which expire at various dates through March 2011, is summarized as follows (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 31, 2006	1,302	$2.16	4.4	$383
Granted	11,636	$2.21
Exercised	—
Forfeited/expired	—

Outstanding at April 30, 2007	12,938	$2.20	4.5	$89

Warrants exercisable at April 30, 2007	7,535	$2.20	4.5	$89

     On March 24, 2006, in connection with the Credit Facility described and defined in Note 7, we issued a warrant to BCDF to purchase 1,200,000 shares of our common stock at $3.79 per share. In connection with the amendments to the Credit Facility, the exercise price of such warrant was reduced to $3.14 and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011.
     On November 27 and 28, 2006, in connection with the Private Placement described and defined in Note 7, we issued the following warrants, which have a term of five years, to investors in the Private Placement to purchase approximately 11,636,000 shares of our common stock at $2.21 per share. The following table summarizes the warrants that were issued (shares in thousands):

Warrants	Exercisable	Common Shares
Initial Warrants	May 28, 2007	5,403
Additional Warrants	December 14, 2006	3,105
Secured Notes Warrants	December 14, 2006	1,909
Roth Warrants (1)	February 20, 2007	1,219

		11,636

(1)	The Roth Warrants were issued on February 20, 2007.
     In March 2006, concurrent with entering into the Credit Facility with BDCF, we entered into a registration rights agreement with BDCF pursuant to which the Company agreed to register the shares of common stock underlying a warrant issued to BDCF. We were obligated to have the registration statement declared effective at the later of July 15, 2006 and the date upon which at least twenty-five percent (25%) of the shares underlying the warrant have been acquired upon exercise of the warrant. The registration statement was declared effective on June 26, 2006.
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
     In November 2006, concurrent with the closing of the Private Placement, we entered into two registration rights agreements (the “Private Placement Registration Rights Agreements”) to register the Shares and shares of common stock issuable upon the conversion of the Unsecured Notes and Secured Notes and upon the exercise of the Initial Warrants, Additional Warrants, and Secured Note Warrants. Under the terms of the Private Placement Registration Rights Agreements, we agreed to file an initial registration statement registering the Shares and shares of common stock underlying the Initial Warrants (the “Initial Registration Statement”). We also agreed to file a subsequent registration statement registering shares of common stock underlying the Additional

Warrants, Secured Note Warrants, Unsecured Notes and Secured Notes (the “Subsequent Registration Statement”).
     Under the Private Placement Registration Rights Agreements, if the Initial Registration Statement or Subsequent Registration Statement is not filed, or declared effective, by certain predetermined deadlines, then, in addition to any other rights the investors may have, we will be required to pay the investors whose shares are being registered liquidated damages, in cash, equal to one percent per month (pro rata for each day beyond each deadline) of the aggregate purchase price paid by such investors for the securities being registered on either the Initial Registration Statement or Subsequent Registration Statement, as applicable, up to a maximum of 24% of each such investors’ investment.
     We are obligated to maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement until the earlier of the date on which all securities registered thereby have been sold and the date on which all securities registered thereby may be sold pursuant to Rule 144(k) under the Securities Act. If we do not maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement, as required, then we are subject to the above described liquidated damages.
     Investors participating in the Private Placement invested an aggregate of approximately $40,000,000. Had we been unable to satisfy our obligations under the Private Placement Registration Rights Agreements, our maximum exposure under such agreements would have been 24% of the amount invested, or approximately $9,600,000.
     We did not incur any liquidated damages in connection with the Initial Registration Statement because we filed it on December 28, 2006, and it was declared effective on March 23, 2007, both of which were within the time periods prescribed by the Private Placement Registration Rights Agreements.
     We filed the Subsequent Registration Statement on January 12, 2007, which was within the time period prescribed by the Private Placement Registration Rights Agreements. However, the Subsequent Registration Statement was not declared effective until May 4, 2007, which was after the April 13, 2007 effectiveness deadline. Several of the investors waived their rights to liquidated damages, but we incurred liquidated damages of $123,900 for the period from April 13, 2007 to May 4, 2007 as a result of the delay.
     Although Zila has not received notice of any claim filed against it or a request or demand for alternative dispute resolution, it is possible that a dispute may arise between Zila and some of the investors that were supposed to be listed as selling security holders in the Subsequent Registration Statement. The SEC reviewed and provided extensive comments on the Subsequent Registration Statement and, as a condition precedent to declaring the Subsequent Registration Statement effective, the SEC required Zila to either remove three groups of investors or to identify the same as “underwriters” in the Subsequent Registration Statement. Rather than be designated as underwriters, the three investor groups preferred to have the shares that were issued to them, and the shares that were issuable to them upon conversion of the Secured Notes and exercise of Additional Warrants and Secured Note Warrants, as applicable, removed from the Subsequent Registration Statement. As a result, Zila believes its obligation to pay liquidated damages to these three investors groups for the period after May 4, 2007 was extinguished. However, Zila is aware that at least two of the three investor groups may take the position that Zila’s obligation to pay liquidated damages is ongoing and will continue until their securities are registered, subject to the contractually agreed limitation of 24% of the amount of each investor group’s investment in Zila.
     The dispute would likely be contractual in nature, but Zila cannot predict whether it will prevail. Zila will vigorously defend its position and if Zila’s position prevails, Zila will not be obligated to pay additional liquidated damages, although it will incur costs and expenses associated with participating in alternative dispute resolution. Assuming all three investor groups pursue a claim for liquidated damages of up to 24% of each investor group’s investment, and that this position prevails, in addition to costs and expenses incurred, Zila could be obligated to pay an aggregate of $4,386,600 in additional liquidated damages.
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
     On December 21, 2006, the FASB issued EITF 00-19-2. As permitted under EITF 00-19-2, we elected early adoption as of the beginning of our current interim quarter beginning November 1, 2006. EITF-00-19-2 provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. If, upon adoption, a warrant previously classified as a liability under EITF 00-19 is determined under applicable generally accepted accounting principles to be equity without regard to the registration payment arrangement, then it should be reclassified.
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
9. Income Taxes
     Income tax benefit of $4,001,000 for the nine months ended April 30, 2007 resulted from the utilization of net operating loss carry forwards of $4,068,000 to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit and income from the Peridex® product line, which are presented in discontinued operations.
     At April 30, 2007, we have recorded a valuation allowance for our net deferred tax assets of $15,084,000 due to our lack of earnings history, and we had federal net operating loss carry forwards of approximately $50,045,000, which expire in years 2009 through 2027.
10. Supplemental Cash Flow Information
     Supplemental cash flow information for the nine months ended April 30 follows (in thousands):

	Nine months ended April 30,
	2007	2006
Interest paid	$957	$393
Income taxes paid	$164	$102
Capital lease obligations for new equipment	$181	$65
Conversion of Unsecured Notes	$4,452	$—
Value of warrant issued with debt	$—	$2,331
11. Comprehensive Income (Loss)
     The components of comprehensive income are as follows (in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2007	2006	2007	2006
Net loss	$(4,308)	$(8,075)	$(10,717)	$(20,323)
Foreign currency translation adjustments	(10)	(12)	(37)	(11)

Comprehensive loss	$(4,318)	$(8,087)	$(10,754)	$(20,334)

     The other comprehensive loss in the three and nine month periods ended April 30, 2007 and 2006 reflect no income tax effect due to the recording of valuation allowances.
12. Commitments and Contingencies
FDA approval of the OraTest® product
     We are pursuing approval by the Federal Drug Administration (“FDA”) of a New Drug Application (“NDA”) for our OraTest® product. We are in the process of conducting a clinical trial to gather additional data to demonstrate the product’s safety and effectiveness. The clinical data would constitute one part of the yet to be filed resubmission of the NDA. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; (v) completion of testing within the non-clinical and chemistry, manufacturing, and controls area; and (vi) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®, nor can there be any assurances that even if the study were to be completed that the FDA would view the study data or other submissions, including the chemistry, manufacturing and controls as sufficient to support the approval of the NDA.
     At April 30, 2007, we had approximately $237,000 of OraTest® rinse and swab inventory and ZTC™ drug substance, the active ingredient in the OraTest® product, and its related components. The drug substance currently has shelf lives with varying expiration dates. We intend to realize the value of this inventory and drug substance through its consumption during the conduct of the clinical trials, process development, toxicology studies and validation and testing of our manufacturing process. However, no assurance can be given in this regard.
     At April 30, 2007, we have (i) $2,194,000 net purchased technology rights, (ii) patents and pending patent applications of $1,961,000, and (iii) fixed assets of approximately $1,000,000 (primarily related to our manufacturing facility). Should we be unable to obtain FDA approval and generate sufficient revenues from future sales of the OraTest ® products, we may have to reduce the carrying value of these assets.
Litigation
     Except as described below, as of April 30, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
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
     On June 27, 2005 we sold our Zilactin® brand of products to Blairex. We received a demand for arbitration from Blairex dated February 8, 2006, claiming that it had suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin® sale, the dispute was subject to arbitration. Both of the events alleged occurred after the sale closed on June 27, 2005 and were not covered by any representations or warranties that were given to Blairex by the Company. The parties were unsuccessful in an attempt to resolve the dispute through formal mediation. However, on November 3, 2006, we entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Blairex. The Settlement Agreement provided for the dismissal of the arbitration matter and the payment of $650,000 to Blairex, the cost of which was recorded in discontinued operations for the quarter ended October 31, 2006.
     On September 15, 2006, Alacer Corporation (“Alacer”) filed suit against Zila Nutraceuticals, Inc. (“ZNI”) and Bernie Landes (“Landes”) in Superior Court in Orange County, California. Alacer alleges misappropriation of trade secrets, unfair competition, conversion, unjust enrichment, and accounting against ZNI and Landes, as well as breach of duty of loyalty claims against Landes. As a part of the sale of ZNI to NBTY, Inc. on October 3, 2006, the Company agreed to indemnify and hold NBTY harmless with respect to the Alacer litigation. By its Complaint, Alacer alleged that Landes, a former Alacer employee, had taken certain documents containing trade secrets with him when he left Alacer. Alacer further alleged that Landes and ZNI had used these documents to unfairly compete with Alacer. In particular, Alacer alleges that copies of the documents were provided to Alacer’s competitor in order to assist the competitor in creating an effervescent vitamin C product similar to Alacer’s Emergen-C product line. ZNI and Landes have denied Alacer’s claims. In particular, ZNI and Landes deny that the information contained in the documents at issue here constitutes trade secrets. The parties are presently engaging in the discovery process, and both parties have served and responded to initial sets of discovery requests. A non-binding mediation was held on March 29, 2007. The parties have agreed to a settlement, pending documentation, which will require the payment of $100,000 to Alacer.

     An antitrust case was filed in 2000 in the U.S. District Court in Delaware by several dental laboratories as class representatives for all dental labs which had purchased Dentsply artificial teeth. The suit alleges that Dentsply, the major supplier of artificial teeth, required each of its distributors to agree not to supply the teeth of its competitors as a condition of Dentsply’s supplying its artificial teeth to a distributor. According to the complaint this requirement resulted in a lack of choices for the laboratories and increased costs for the Dentsply teeth because it permitted Dentsply to limit the supply of its competitors’ teeth so as to give it a monopoly and the power to set prices. Plaintiffs also alleged that each of the distributors agreed with Dentsply to this condition in violation of Sections 1 and 2 of the Sherman Act and Section 6 of the Clayton Act. At the same time the U.S. Department of Justice was criminally prosecuting Dentsply for the same activities. Ultimately Dentsply was found guilty of the charges.
     The civil lawsuit, in which Ryker Dental of Kentucky, Inc., our inactive wholly-owned subsidiary, is one of about 15 defendants, was stayed for years because of appeals taken by the plaintiffs from orders by the trial court that since the plaintiffs had not purchased artificial teeth directly from Dentsply, it could not, as a matter of law, have any liability to the plaintiffs or class members. The 3rd Circuit Court of Appeals largely agreed with Dentsply, except that it permitted a claim to proceed that Dentsply and the distributors had conspired to monopolize the artificial teeth market. The case is now in the trial court and discovery against the largest distributors has been permitted by the trial judge. There are motions pending before the trial judge to dismiss Ryker for lack of personal jurisdiction and to dismiss one of the Counts on substantive grounds.
     See also Note 8 for a discussion of a possible dispute between Zila and three groups of investors in the Private Placement.
13. Subsequent Events
Peridex® Disposition
     On May 31, 2007, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Peridex® brand of prescription mouth rinse products to 3M Company and 3M Innovative Properties Company for $9,500,000. We retained trade accounts receivable of $831,000 and accounts payable and accrued liabilities of $311,000. The sale resulted in a pre-tax gain of $4,900,000. The sale of Peridex® was made as part of our strategy to divest non-core assets to fund ongoing business operations.
     As disclosed in Note 7, under the covenants of the Secured Notes, upon the disposition of Peridex our required minimum unrestricted cash balance increased from $4,500,000 to $10,500,000 and our EBITDA and net income targets were reduced by $1,500,000 on an annualized basis for the quarters ended January 31, 2008, April 30, 2008 and July 31, 2008.
     The Peridex® product line meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial position and results of operations for Peridex® have been classified as discontinued operations in all periods presented.
Resignation of President and Chief Executive Officer
     On June 13, 2007, we accepted the resignation of Douglas D. Burkett, Ph.D., from his positions as President and Chief Executive Officer and as a member of our Board of Directors. We also entered into an agreement with Dr. Burkett on June 13, 2007 that governs the terms of his departure and that provides, in exchange for a general release by Dr. Burkett and his resignation from our Board of Directors, for the following:
•	we will pay to Dr. Burkett a $90,000 severance payment and pay for COBRA coverage for Dr. Burkett for six months following resignation;

•	all vested and unvested options to purchase shares of Zila’s common stock terminated upon resignation; provided, however, that 200,000 options that vested prior to the resignation and that are exercisable at $0.76 per share will survive resignation and remain exercisable for two years; and

•	Dr. Burkett will retain 100,000 shares of restricted stock previously awarded to him, of which 66,666 shares were unvested.
     The agreement also contained other customary provisions, including mutual non-disparagement and cooperation covenants and a limited release by Zila of claims it may have against Dr. Burkett. Because of the modification of the terms of Dr. Burkett’s options and restricted stock, in our quarter ended July 31, 2007, we will recognize non-cash expense of approximately $237,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Item 1A. “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation and disclaim any duty to revise or update any forward-looking statements for any reason.
Company Overview
     Zila, Inc. is a cancer screening company focused on oral cancer. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.
     We manufacture and market the chemiluminescent disposable light product and Zila Tolonium Chloride (“ZTC™”), ViziLite® Plus with T-Blue 630™, for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer, Soft Tissue Management (“STM®”) products, including medical devices such as the Rota-dent® Professional Powered Brush with MicroAccess Flossing Action and the Pro-Select3® Piezo-Ultrasonic Scaler System, as well as a suite of pharmaceutical STM ® products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTC™ and OraTest® technologies and is pursuing regulatory approval for the OraTest® product, an oral cancer diagnostic system.
Acquisition of Pro-Dentec
     On November 28, 2006, we completed the merger with Pro-Dentec, a privately-held, professional dental products company headquartered in Batesville, Arkansas. Through its national sales and marketing organization, Pro-Dentec offers directly to dental professionals a small suite of proprietary dental products that complement our cancer screening products. The merger consideration was approximately $34,000,000.
     Pro-Dentec focuses on STM® oral care products that it sells directly to dental offices through its dedicated national sales force. Its national marketing program reaches most of the nation’s dental offices and includes over 100 continuing education seminars each year that dentists and their staffs pay to attend. These seminars, which are certified by the American Dental Association and the Academy of General Dentistry, are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening.
     We believe that this acquisition completes our transition into a cancer screening company focused on oral cancer. Leveraging Pro-Dentec’s national sales force and its continuing education seminar series will provide us an opportunity to more fully realize the large market potential of ViziLite® Plus and potential future oral cancer detection products.
Disposition of Peridex®
     In May 2007, we sold the Peridex® brand of prescription mouth rinse products to a third party for $9,500,000 and recognized a pre-tax gain of approximately $4,900,000. The financial statements included herein reflect the treatment of the financial results of the Peridex® line as discontinued operations.
Private Placement
     On November 28 and 29, 2006, we completed a private placement of $40,000,000 in common stock, convertible debt instruments and warrants to selected accredited investors (collectively, the “Private Placement”). Shareholders at the closing of the Private Placement and their related funds made up more than 80% of the Private Placement, the proceeds for which were used to complete the Pro-Dentec acquisition and to augment existing working capital. Additional information concerning the Private Placement can be found elsewhere in this Quarterly Report on Form 10-Q and also in our Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission (“SEC”) on November 24, 2006.
Product Development
     In December 2005, we reached agreement with the Food and Drug Administration (“FDA”) on the design and size of a phase III clinical trial under the FDA’s special protocol assessment (“SPA”) process and commenced patient enrollment. The clinical trial is expected to provide support for safety and efficacy in the OraTest® new drug application (“NDA”) completed submissions. A meta analysis will also be submitted in the NDA to support the product’s safety and efficacy. The regulatory program is designed to assess the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers. The endpoint of the clinical trial is based upon the achievement of a predetermined number of differences in diagnoses between the standard visual exam and OraTest. When the endpoint is achieved, study enrollment will be concluded and the results obtained. We can provide no estimate of when the trial might complete. We continue to respond to various critical issues raised by the FDA, and we can give no assurance that these issues can be addressed to the satisfaction of the FDA. No assurances can be made that the regulatory objectives will be achieved for OraTest®, nor can there be any assurances that even if the study were to be completed that the FDA would view the study data or other submissions, including the chemistry, manufacturing and controls as sufficient to support the approval of the NDA. Additionally, if available funds are insufficient to complete the study or inadequate to support future regulatory program costs, we may not complete the study or achieve our regulatory objectives for OraTest ®.
Results of Operations
     The following tables summarizes our results of consolidated continuing operations and related statistical information for the three month periods ended April 30, 2007 and 2006 (dollars in thousands):

	Three months ended April 30,
		Percent of		Percent of
		Net		Net
	2007	Revenues	2006	Revenues	Change
Net revenues	$10,750	100%	$1,218	100%	783%
Cost of products sold	4,231	39	710	58	496

Gross profit	6,519	61	508	42	1,183

Operating Costs and Expenses:
Marketing & selling	4,326	40	1,782	146	142
General & administrative	2,682	25	2,651	218	1
Research & development	2,389	22	2,452	201	(3)
Depreciation & amortization	909	9	369	30	146

	10,306	96	7,254	595	42

Loss from operations	(3,787)	(35)	(6,746)	(553)	(44)
Other income (expense), net	(805)	(8)	(903)	(74)	(11)

Loss before income taxes	(4,592)	(43)	(7,649)	(627)	(40)
Income tax benefit (expense)	191	2	—	—	—

Net loss from continuing operations	$(4,401)	(41)	$(7,649)	(627)	(43)

     The following table summarizes our results of consolidated continuing operations and related statistical information for the nine month periods ended April 30, 2007 and 2006 (dollars in thousands):

	Nine months ended April 30,
		Percent of		Percent of
		Net		Net
	2007	Revenues	2006	Revenues	Change
Net revenues	$18,147	100%	$2,701	100%	572%
Cost of products sold	7,758	43	1,566	58	395

Gross profit	10,389	57	1,135	42	815

Operating Costs and Expenses:
Marketing & selling	9,248	51	4,088	151	126
General & administrative	9,567	53	7,600	281	26
Research & development	5,741	31	5,739	213	—
Depreciation & amortization	1,997	11	1,025	38	95

	26,553	146	18,452	682	44

Loss from operations	(16,164)	(89)	(17,317)	(640)	(7)
Other income (expense), net	(5,053)	(28)	(852)	(32)	(493)

Loss before income taxes	(21,217)	(117)	(18,169)	(672)	17
Income tax benefit (expense)	4,001	22	(4)	—	—

Net loss from continuing operations	$(17,216)	(95)	$(18,173)	(672)	(5)

     Net revenues increased 783% to $10,750,000 for the three months ended April 30, 2007, compared to revenues of $1,218,000 for the comparable prior year period. Net revenues increased 572% to $18,147,000 for the nine months ended April 30, 2007, compared to revenues of $2,701,000 for the comparable prior year period. The growth in net revenues for the three and nine month periods ended April 30, 2007 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. For the three month and nine month periods ended April 30, 2007, ViziLite® Plus net revenues increased 112% and 48%, respectively, over the prior year periods as a result of selling direct to dental offices through Pro-Dentec’s national sales organization beginning in December 2006. ViziLite Plus® Plus net revenues for the nine months ended April 30, 2007 were affected by our deliberate reductions in sales to our existing distribution channel in the first quarter of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.
     Gross profit as a percentage of net revenues was 61% for the three months ended April 30, 2007 compared to 42% for the prior year period, and 57% for the nine months ended April 30, 2007 compared to 42% for the prior year period. Prior year’s gross profit reflect the distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus.
     Marketing and selling expenses as a percentage of net revenues were 40% and 51%, respectively, for the three and nine month periods ended April 30, 2007, compared to 146% and 151% for the comparable prior year period. Marketing and selling expenses as a percentage of net revenues decreased for the current periods as a result of the increased revenue base from the Pro-Dentec acquisition. Marketing and selling expenses for this quarter were $4,326,000 compared to $1,782,000 in the prior year quarter. Marketing and selling expenses were $9,248,000 year-to-date compared to $4,088,000 for the prior year period. Pro-Dentec represented the majority of these increases as we integrated its dedicated national sales force that sells directly to dental offices. Increased expenditures for ViziLite® Plus represent the balance of the increase as we continue our efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.
     General and administrative expenses were $2,682,000, or 25% of net revenues, for the three months ended April 30, 2007, compared to $2,651,000, or 218% of net revenue, for the prior year period. General and administrative expenses were $9,567,000, or 53% of net revenues, for nine months ended April 30, 2007, compared to $7,600,000, or 281% of net revenues, for the prior year period. The increased expenses for these periods are related primarily to the acquisition of and integration activities for Pro-Dentec, stock compensation costs, and additional support costs for ViziLite and our OraTest® regulatory program. For the nine months ended April 30, 2007 and for the prior year periods, the reclassification of revenues for discontinued operations significantly impacted general and administrative expenses expressed as a percent of net revenues. General and administrative expenses for continuing operations include significant public-company related costs which do not vary in relation to net revenues.
     Research and development expenses decreased $63,000 or 3%, to $2,389,000 for the three months ended April 30, 2007 from $2,452,000 in the three months ended April 30, 2006, and remained relatively flat at $5,741,000 for the nine months ended April 30, 2007 compared to $5,739,000 in the prior year period. Research and development expenses are comprised primarily of costs for the OraTest® regulatory program. We incurred higher expense levels in the prior year quarter with the commencement of our OraTest® regulatory program in the second quarter and with the re-commissioning of our manufacturing facility.

     Depreciation and amortization expenses increased $540,000, or 146%, to $909,000 for the three months ended April 30, 2007 from $369,000 for the three months ended April 30, 2006. Depreciation and amortization expenses increased $972,000, or 95%, to $1,997,000 for the nine months ended April 30, 2007 from $1,025,000 for the nine months ended April 30, 2006. The increased level of depreciation and amortization expense in the current year periods results primarily from the acquisition of Pro-Dentec and its related property, plant and equipment, and intangibles, as more fully described in Note 3 of the unaudited consolidated financial statements.
     Other expense was $805,000 for the three months ended April 30, 2007 compared to other expense of $903,000 in the prior year period. Other expense was $5,053,000 for the nine months ended April 30, 2007 compared to other expense of $852,000 in the prior year period. Other expense decreased for the three month period ended April 30, 2007 primarily as a result of termination fees incurred in the prior year period related to the Wells Fargo credit facility, which was repaid in March 2006. For the nine months ended April 30, 2007, interest expense arising from the Private Placement and the recently retired credit facility (“Credit Facility”) with Black Diamond Commercial Finance (“BDCF”) was the primary cause of the increase from the prior year period, most of which results from non-cash charges. The increase in other expense for the nine month period includes interest expense for the non-cash loss of $3,800,000 for the write-off of unamortized debt financing costs and debt discount upon the repayments of the BDCF Credit Facility and the Industrial Revenue Bonds. These costs were offset by derivative income recognized on the Black Diamond warrant liability in the first quarter.
     Income tax benefit of $4,001,000 for the nine months ended April 30, 2007 resulted primarily from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the Nutraceuticals disposition Unit and income from the Peridex® product line, which are presented in discontinued operations.
Inflation and Seasonality
     We do not believe that inflation has a material effect on the operations or financial condition of our businesses. Our consolidated operations are not considered seasonal in nature.
Liquidity and Capital Resources
     Historically, our liquidity needs arise from working capital requirements, the funding of our OraTest® regulatory program and the launch of our new products, and debt service, and we have met these cash requirements through our cash and cash equivalents, borrowings under debt facilities, cash from operations and working capital management, the sale of non-core assets, proceeds from the issuance of common stock under our employee stock option and stock purchase programs and, recently, proceeds from the Private Placement.
     The development of our products may require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.
     Based upon our current available funds, we will be required to pursue one or more of the following strategies: (i) delay, scale back or eliminate some or all of our research and product development programs, including, but not limited to, OraTest®; (ii) limit the marketing of our products; (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves; and/or (iv) raise additional funds. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may breach the financial covenants of our senior secured debt and be unable to repay the outstanding balance. These factors raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.
     Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	Nine months ended April 30,
	2007	2006
Net cash used in operating activities	$(9,773)	$(16,393)
Net provided by (used in) investing activities	1,857	(4,963)
Net cash provided by (used in) by financing activities	13,610	17,593

	April 30, 2007	July 31, 2006
Cash and cash equivalents	$9,652	$3,958
Working capital	12,297	(6,854)
Current ratio	2.4	0.8
     At April 30, 2007, our primary sources of liquidity included cash and cash equivalents $9,652,000 compared to $3,958,000 at July 31, 2006. Our working capital was $12,297,000 at April 30, 2007 compared to $(6,854,000) at July 31, 2006. The improvement in cash and cash equivalents and in working capital at April 30, 2007 resulted primarily from net proceeds received from the Private Placement of debt and equity and the sale of the Nutraceuticals Business Unit. Also, at July 31, 2006, working capital was negatively affected by the classification of debt of $18,044,000 (net of discount) as a current obligation.
Operating Activities
     Net cash used in operating activities was $9,773,000 during the nine months ended April 30, 2007 compared to $16,393,000 during the same period last year. The decrease for the current period resulted from the reduced cash loss from continuing operations as a result of the Pro-Dentec acquisition and a reduced cash loss from discontinued operations as a result of the disposition of the Nutraceuticals Business Unit. Additionally, reduced levels of inventory and accounts receivable through the disposition of the Nutraceuticals Business Unit and increased accounts payable and accrued liabilities resulting from the Pro-Dentec acquisition provided working capital improvements over the prior year period.
Investing Activities
     Net cash provided by investing activities during the nine months ended April 30, 2007 was $1,857,000 compared to net cash used in investing activities of $4,963,000 during the comparable period of fiscal 2006. Net cash of $38,316,000 was provided by the Nutraceuticals disposition and cash collateral returned upon the retirement of the Industrial Revenue Bonds and $35,554,000 was used for the acquisition of Pro-Dentec. In the prior year period, cash of $3,072,000 was used to increase the restricted cash collateral for the letter of credit supporting the Industrial Revenue Bonds.
Financing Activities
     Net cash provided by financing activities for the nine months ended April 30, 2007 was $13,610,000 compared to net cash provided by financing activities of $17,593,000 during the comparable period of fiscal 2006. The decrease in cash provided by financing activities in the current year arose from the repayment of the balances due under the Credit Facility, the Industrial Development Revenue Bonds, and equipment and mortgage notes of Pro-Dentec which offset the proceeds from the Private Placement.
Private Placement
     On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40,000,000 (collectively, the “Private Placement”). The Private Placement closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placement to fund the Pro-Dentec acquisition described in Note 3 and for working capital and general corporate purposes.
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
     Pursuant to the second purchase agreement, we issued and sold:

a.	$12,000,000 in aggregate principal amount of 6% Senior Secured Convertible Notes (the “Secured Notes”), which became convertible into 5,454,546 shares of our common stock at a conversion price of $2.20 following approval by our shareholders on December 14, 2006; and

b.	Warrants to purchase approximately 1,909,091 shares of our common stock, which are exercisable for five years at an exercise price of $2.21 per share following approval by our shareholders on December 14, 2006 (the “Secured Note Warrants”).
     Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to acquire 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1,700,000 at the closing of the Private Placement and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth, as well as the Roth Warrants, in final settlement of the fees.
     The Additional Warrants and some of the Initial Warrants were issued in connection with the Unsecured Notes, and the fair values of these Additional Warrants and Initial Warrants were allocated as discounts to the Unsecured Notes. The remaining Initial Warrants were issued in connection with the Shares, and these Initial Warrants were allocated as a reduction of proceeds from the issuance of the Shares. The Secured Note Warrants were allocated as discounts to the Secured Notes. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares. The net proceeds from the issuance of the Shares were $7,684,000, net of the effect of the fair value of the Initial Warrants of $6,253,000 and transaction costs of $1,988,000.
     The conversion price of the Secured Notes ($2.20) at its commitment date, the date of shareholder approval on December 14, 2006, was below the market price of $2.58. In accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recorded an amount that represented the difference between the conversion price and the fair value of our common stock multiplied by the number of shares into which the Secured Notes are convertible ($4,400,000) as a discount to the Secured Notes with an offsetting entry to Additional Paid-In Capital. This amount will be amortized to interest expense over the period to the Secured Notes over the contractual maturity of the debt. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.
     Upon conversion of the Unsecured Notes on December 14, 2006 unamortized discount of $1,202,000 and deferred financing costs of $1,464,000 were recorded as Additional Paid-In Capital.
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
     So long as any amount due under the Secured Notes is outstanding and until the earlier of (i) the indefeasible payment in full of all amounts payable and (ii) the conversion of Secured Notes, we are required to maintain certain financial covenants, including that we maintain:
a.	at the end of each fiscal quarter commencing with the fiscal quarter ending April 30, 2007, an unrestricted balance of cash (including cash equivalents and excluding cash from any working capital line of credit) of not less than $4,500,000, or $10,500,000 in the event our Peridex ® product line is divested;

b.	for each of the fiscal quarters ending January 31, 2008 and April 30, 2008, EBITDA of at least $1, excluding certain costs associated with the development and marketing of OraTest®; provided, however, that if our Peridex® product line is divested the EBITDA target will be reduced by $1,500,000 on an annualized basis;

c.	for the fiscal quarter ended July 31, 2008, GAAP net income of at least $1, excluding certain costs associated with the development and marketing of OraTest®; provided, however, that if our Peridex® product line is divested the net income target will be reduced by $1,500,000 on an annualized basis; and

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
     The Secured Notes also contain various non-financial covenants, including a requirement that Zila separate the offices of Chairman of the Board and Chief Executive Officer, which occurred on May 21, 2007, and, on or prior to August 1, 2007, increase the size of the Board of Directors from seven to nine directors and, in addition to filling any directorships that become vacant prior to such time, use commercially reasonable efforts to appoint two additional directors to Zila’s Board of Directors. As of the date of this Quarterly Report on Form 10-Q, Zila has not yet increased the size of the Board of Directors nor identified directors to fill the two vacancies that would occur upon such increase in size. Zila’s Board of Directors currently has five members. If these requirements are not satisfied, it could also result in an event of default that could result in the acceleration of the entire principal amount outstanding, together with accrued but unpaid interest.
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
Disclosures about Contractual Obligations and Commercial Commitments
     The table below summarizes our future cash contractual obligations at April 30, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years ending July 31 (in thousands).

	Remaining
	2007	2008 & 2009	2010 & 2011	Thereafter	Total
Long-term debt	$—	$12,500	$—	$—	$12,500
Operating leases	169	613	243	—	1,025
Capital lease obligations	20	149	34	—	203
Purchase obligations	90	1,970	—	—	2,060

Total	$279	$15,232	$277	$—	$15,788

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
Summary of Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are disclosed in our Annual Report on Form 10-K for the year ended July 31, 2006. No significant changes to our significant accounting policies and critical estimates have occurred subsequent to July 31, 2006, except for the adoption of EITF-00-19-2, described in Note 8 of the notes to our unaudited consolidated financial statements.
Accounting for Income Taxes
     For the nine months ended April 30, 2007, we recognized an income tax benefit of $4,001,000 from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain from the sale of our Nutraceuticals Business Unit that is presented in discontinued operations.
     At April 30, 2007, we have recorded a valuation allowance for our net deferred tax assets of $15,084,000, due to a lack of earnings history, and we had federal net operating loss carry forwards of approximately $50,045,000, which expire in years 2009 through 2027.
     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets, liabilities, and net operating loss and credit carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies.
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
EBITDA
     We utilize EBITDA (defined as earnings (loss) before interest, taxes (income), depreciation, and amortization) to monitor compliance with the covenants contained in our Secured Notes, some of which are based on EBITDA. Although we use EBITDA as a financial measure to monitor compliance with debt covenants, it does not include certain material costs, expenses, and other items necessary to operate our business. Because EBITDA does not include these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for Net Cash Used in Operating Activities or as the sole indicator of our financial performance since Net Cash Used in Operating Activities provides a more complete measure of our performance.
Reconciliation of Non-GAAP Measures to GAAP Measures
Unaudited
(in thousands)

	Nine months ended April 30,
	2007	2006
EBITDA	$(1,998)	$(17,435)
Interest income	426	231
Interest expense	(6,733)	(898)

	Nine months ended April 30,
	2007	2006
Income tax expense	(67)	(4)
Amortization of deferred financing costs	2,379	204
Amortization of debt discounts	3,046	114
Non-cash interest on term loan	202	77
Gain from sale of discontinued operations	(10,973)	—
Non-cash derivative (income) expense	(1,059)	97
Non-cash stock-based employee compensation expense	1,425	329
Non-cash charge for options issued to outside parties	29	63
Other non-cash items — net	(36)	(282)
Change in assets and liabilities:
Receivables	225	3,864
Inventories	21	(1,845)
Prepaid expenses and other assets	846	(386)
Accounts payable and accrued liabilities	2,494	(522)

Net cash used in operating activities	$(9,773)	$(16,393)

Recent Accounting Pronouncements
     The new pronouncements that have been issued for future implementation are discussed in the footnotes to our interim consolidated financial statements (see Note 2).
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our exposure to market risk for a change in interest rates relates primarily to our investments, which consist of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value at April 30, 2007 approximates market value. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Part II — Other Information
Item 1. Legal Proceedings.
     Except as described below, as of April 30, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
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
     On June 27, 2005 we sold our Zilactin® brand of products to Blairex. We received a demand for arbitration from Blairex dated February 8, 2006, claiming that it had suffered post-closing economic loss as a result of losing distribution of certain products and requirements by the Consumer Product Safety Commission. Pursuant to the Agreement of Purchase and Sale that documented the Zilactin® sale, the dispute was subject to arbitration. Both of the events alleged occurred after the sale closed on June 27, 2005 and were not covered by any representations or warranties that were given to Blairex by the Company. The parties were unsuccessful in an attempt to resolve the dispute through formal mediation. However, on November 3, 2006, we entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Blairex. The Settlement Agreement provided for the dismissal of the arbitration matter and the payment of $650,000 to Blairex, the cost of which was recorded in discontinued operations for the quarter ended October 31, 2006.
     On September 15, 2006, Alacer Corporation (“Alacer”) filed suit against Zila Nutraceuticals, Inc. (“ZNI”) and Bernie Landes (“Landes”) in Superior Court in Orange County, California. Alacer alleges misappropriation of trade secrets, unfair competition, conversion, unjust enrichment, and accounting against ZNI and Landes, as well as breach of duty of loyalty claims against Landes. As a part of the sale of ZNI to NBTY, Inc. on October 3, 2006, the Company agreed to indemnify and hold NBTY harmless with respect to the Alacer litigation. By its Complaint, Alacer alleged that Landes, a former Alacer employee, had taken certain documents containing trade secrets with him when he left Alacer. Alacer further alleged that Landes and ZNI had used these documents to unfairly compete with Alacer. In particular, Alacer alleges that copies of the documents were provided to Alacer’s competitor in order to assist the competitor in creating an effervescent vitamin C product similar to Alacer’s Emergen-C product line. ZNI and Landes have denied Alacer’s claims. In particular, ZNI and Landes deny that the information contained in the documents at issue here constitutes trade secrets. The parties are presently engaging in the discovery process, and both parties have served and responded to initial sets of discovery requests. A non-binding mediation was held on March 29, 2007. The parties have agreed to a settlement, pending documentation, which will require the payment of $100,000 to Alacer.
     An antitrust case was filed in 2000 in the U.S. District Court in Delaware by several dental laboratories as class representatives for all dental labs which had purchased Dentsply artificial teeth. The suit alleges that Dentsply, the major supplier of artificial teeth, required each of its distributors to agree not to supply the teeth of its competitors as a condition of Dentsply’s supplying its artificial teeth to a distributor. According to the complaint this requirement resulted in a lack of choices for the laboratories and increased costs for the Dentsply teeth because it permitted Dentsply to limit the supply of its competitors’ teeth so as to give it a monopoly and the power to set prices. Plaintiffs also alleged that each of the distributors agreed with Dentsply to this condition in violation of Sections 1 and 2 of the Sherman Act and Section 6 of the Clayton Act. At the same time the U.S. Department of Justice was criminally prosecuting Dentsply for the same activities. Ultimately Dentsply was found guilty of the charges.
     The civil lawsuit, in which Ryker Dental of Kentucky, Inc., our inactive wholly-owned subsidiary, is one of about 15 defendants, was stayed for years because of appeals taken by the plaintiffs from orders by the trial court that since the plaintiffs had not purchased artificial teeth directly from Dentsply, it could not, as a matter of law, have any liability to the plaintiffs or class members. The 3rd Circuit Court of Appeals largely agreed with Dentsply, except that it permitted a claim to proceed that Dentsply and the distributors had conspired to monopolize the artificial teeth market. The case is now in the trial court and discovery against the largest distributors has been permitted by the trial judge. There are motions pending before the trial judge to dismiss Ryker for lack of personal jurisdiction and to dismiss one of the Counts on substantive grounds.
     As discussed in greater detail in Note 8 to the financial statements included with this Quarterly Report on Form 10-Q, in November 2006, concurrent with the closing of the Private Placement, we entered into two registration rights agreements (the “Private Placement Registration Rights Agreements”) to register the Shares and shares of common stock issuable upon the conversion of the Unsecured Notes and Secured Notes and upon the exercise of the Initial Warrants, Additional Warrants, and Secured Note Warrants. Under the terms of the Private Placement Registration Rights Agreements, we agreed to file an initial registration statement registering the Shares and shares of common stock underlying the Initial Warrants (the “Initial Registration Statement”). We also agreed to file a subsequent registration statement registration statement registering shares of common stock underlying the Additional Warrants, Secured Note Warrants, Unsecured Notes and Secured Notes (the “Subsequent Registration Statement”).
     Under the Private Placement Registration Rights Agreements, if the Initial Registration Statement or Subsequent Registration Statement are not filed, or declared effective, by certain predetermined deadlines, then, in addition to any other rights the investor may have, we will be required to pay the investor whose shares are being registered liquidated damages, in cash, equal to one percent per month (pro rata for each day beyond each deadline) of the aggregate purchase price paid by such investor for the securities being registered on either the Initial Registration Statement or Subsequent Registration Statement, as applicable, up to a maximum of 24% of each such investor’s investment.
     We are obligated to maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement until the earlier of the date on which all securities registered thereby have been sold and the date on which all securities registered thereby may be sold pursuant to Rule 144(k) under the Securities Act. If we do not maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement, as required, then we are subject to the above described liquidated damages.
     We did not incur any liquidated damages in connection with the Initial Registration Statement because we filed it on December 28, 2006, and it was declared effective on March 23, 2007, both of which were within the time periods prescribed by the Private Placement Registration Rights Agreements.
     We filed the Subsequent Registration Statement on January 12, 2007, which was within the time period prescribed by the Private Placement Registration Rights Agreements. However, the Subsequent Registration Statement was not declared effective until May 4, 2007, which was after the April 13, 2007 effectiveness deadline. Several of the investors waiver their rights to liquidated damages, but we incurred liquidated damages of $99,100 at April 30, 2007 as a result of the delay.
     Although Zila has not received notice of any claim filed against it or a request or demand for alternative dispute resolution, it is possible that a dispute may exist between Zila and some of the investors that were supposed to be listed as selling security holders in the Subsequent Registration Statement. The SEC reviewed and provided extensive comments on the Subsequent Registration Statement and, as a condition precedent to declaring the Subsequent Registration Statement effective, the SEC required Zila to either remove three groups of investors or to identify the same as “underwriters” in the Subsequent Registration Statement. Rather than be designated as underwriters, the three investor groups preferred to have the shares that were issued to them, and the shares that were issuable to them upon conversion of the Secured Notes and exercise of Additional Warrants and Secured Note Warrants, as applicable, removed from the Subsequent Registration Statement. As a result, Zila believes its obligation to pay liquidated damages to these three investors groups for the period after May 4, 2007 was extinguished. However, Zila is aware that at least two of the three investor groups may take the position that Zila’s obligation to pay liquidated damages is ongoing and will continue until their securities are registered, subject to the contractually agreed limitation of 24% of the amount of each investor group’s investment in Zila.
     The dispute would likely be contractual in nature, but Zila cannot predict whether it will prevail. Zila will vigorously defend its position and if Zila’s position prevails, Zila will not be obligated to pay additional liquidated damages, although it will incur costs and expenses associated with participating in alternative dispute resolution. Assuming all three investor groups pursue a claim for liquidated damages of up to 24% of each investor group’s investment, and that this position prevails, in addition to costs and expenses incurred, Zila could be obligated to pay an aggregate of $4,386,600 in additional liquidated damages.
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

Trends, Risks and Uncertainties Related to Our Business
We may be unable to obtain FDA approval, or to establish a market, for OraTest® in the United States and obtaining regulatory approval for OraTest ® and other products is costly and uncertain.
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
     We have made a significant financial investment to obtain FDA approval of the OraTest® product, to build our manufacturing facility, and to prepare for the introduction of OraTest® in the United States market. There can be no assurance that our regulatory program will meet the FDA’s requirements or that the FDA will issue a final approval of the OraTest® product, and the failure of the FDA to approve OraTest® would make it impossible for us to recoup our investment through sales of the OraTest® product in the United States and we may have to reduce the carrying value of the OraTest® assets.
     It is doubtful that funds will be available to conduct the program at the optimal pace or be adequate to support the future regulatory program costs. Factors that affect the cost and timing of completion of the regulatory program include but are not limited to: (i) patient enrollment rates; (ii) lesion formation rate within the study population; (iii) compliance with the study protocol and related monitoring; (iv) level of funding throughout the study; (v) completion of testing within the non-clinical and chemistry, manufacturing, and controls areas; and (vi) program modifications or requirements for additional testing. No assurances can be made that the regulatory objectives will be achieved for OraTest®.
     If FDA approval of the OraTest® product is received, such approval may entail limitations on the indicated uses for which the product may be marketed and there is no assurance that we will be successful in gaining market acceptance of the OraTest ® product. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are also subject to continual review and periodic inspections, and later discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market, which would adversely affect our operations and financial condition. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. Additional testing, delays or rejections may be encountered based upon changes in FDA policy, personal or prior understandings during the period of product development and FDA regulatory review of each investigational new drug application, new drug application, or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.
Our lack of earnings history could adversely affect our financial health and prevent us from fulfilling our payment obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and potential products.
     Our liquidity needs arise from the funding of our OraTest® regulatory program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and future strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets, proceeds from the issuance of common stock under our employee stock option and stock purchase programs, and, recently, proceeds from the Private Placement.
     However, the development of our products, including OraTest®, will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.
     Our ability to develop our products, to service our debt obligations, to fund working capital and capital expenditures, and for other purposes that cannot at this time be quantified will depend on (i) our future operating performance, which will be affected by factors discussed elsewhere in the reports we file with the SEC, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business, and other factors, many of which are beyond our control, and (ii) our ability to obtain additional financing, through indebtedness or otherwise, on acceptable terms, or at all.

     Based on our currently available funds, we will be required to pursue one or more of the following strategies: (i) delay, scale back or eliminate some or all of our research and product development programs, (ii) limit the marketing of our products, (iii) license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves; and/or (iv) raise additional funds. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may breach the financial covenants of our senior secured debt and be unable to repay the outstanding balance. These factors raise substantial doubt about our ability to continue as a going concern.
     In addition, our lack of earnings history and our level of debt could have important consequences, such as:
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
     Our Secured Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Secured Notes also require us to maintain defined levels of cash and EBITDA, defined as earnings (loss) before interest, taxes (income), depreciation, and amortization. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our Secured Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our debt instruments, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations and proceed against their collateral.
We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent acquisition of Pro-Dentec.
     Our future growth will depend on our ability to implement our business strategy. We believe that our recent acquisition of Pro-Dentec, a privately-held dental products company, could strengthen our business, including the development and commercialization of oral cancer screening products. Further, we believe that this acquisition could increase our ability to deliver our oral cancer screening products into the dental marketplace and could result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. In addition, there is no guarantee that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition.
Historically we have been dependent on a few key products and our future growth is dependent on the development of new products.
     Nearly all of our revenues for the past fiscal year were derived from sales of Ester-C®, Peridex®, and ViziLite® Plus. As disclosed above, we disposed of our Nutraceuticals Business Unit and the Ester-C® products on October 2, 2006. With the acquisition of Pro-

Dentec and the change in our distribution method for ViziLite® Plus and the addition of the STM® products of Pro-Dentec, we now sell direct to thousands of dental offices nationally and we believe we have reduced our dependency on key customers.
     If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting user confidence, or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for our ViziLite® Plus product, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with current Good Manufacturing Practices could have a material adverse impact on our financial condition.
     Our future growth is dependent on new product development. New product initiatives may not be successfully implemented because of many factors, including, but not limited to, difficulty in assimilation, development costs, and diversion of management time. There can be no assurance that we will successfully develop and integrate new products into our business that will result in growth and a positive impact on our business, financial condition, and results of operation.
     A number of factors could impact our plans to commercialize our new products, including, but not limited to, difficulties in the production process, controlling the costs to produce, market and distribute the product on a commercial scale, and our ability to do so with favorable gross margins and otherwise on a profitable basis; the inherent difficulty of gaining market acceptance for a new product; competition from larger, more established companies with greater resources; changes in raw material supplies that could result in production delays and higher raw material costs; difficulties in promoting consumer awareness for the new product; adverse publicity regarding the industries in which we market our products; and the cost, timing, and ultimate results of regulatory program studies that we undertake.
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
     Our ability to operate successfully depends in significant part upon the experience, efforts, and abilities of our senior management and other key scientific, technical, and managerial personnel. Competition for talented personnel is intense. On June 13, 2007, Douglas D. Burkett, PhD., resigned as our President and Chief Executive Officer and as a Director. Frank J. Bellizzi, DMD, our Executive Vice President of Zila, Inc. and President of Zila Pharmaceuticals, Inc., assumed, on an interim basis, the role of Principal Executive Officer. The future loss of services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. Additionally, if we are unable to attract, train, motivate, and retain key personnel, our business could be harmed.
     Also, in connection with the Private Placement, the Company agreed to appoint a Chair other than its Chief Executive Officer to its Board of Directors, which occurred on May 21, 2007, and to use its commercially reasonable efforts to fill two vacancies on its Board of Directors resulting from an increase in the size of the Board of Directors that has yet to occur, on or before August 1, 2007. Additionally, we have two vacancies to fill on our Board of Directors as currently constituted. We cannot provide assurance that we will be able to attract qualified candidates to fill such positions. If we are unable to do so, an event of default could occur on our Secured Notes, which would require us to repay the entire outstanding principal balance, plus accrued but unpaid interest, on such Secured Notes, regardless if we have sufficient funds to repay such indebtedness.
We and our products are subject to regulatory oversight that could substantially interfere with our ability to do business.
     We and our present and future products are subject to risks associated with new federal, state, local, or foreign legislation or regulation or adverse determinations by regulators under existing regulations, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA. We are also subject to other governmental authorities such as the Department of Health and Human Services, the Consumer Products Safety Commission, the Department of Justice, and the United States Federal Trade Commission with its regulatory authority over, among other items, product safety and efficacy claims made in product labeling and advertising. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. A regulatory determination or development that affects our ability to market or produce one or more of our products could have a material adverse impact on our business, results of operation, and financial condition and may include product recalls, denial of approvals, and other civil and criminal sanctions.
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
     The pharmaceutical, medical device, and related industries are highly competitive. A number of companies, many of which have financial resources, marketing capabilities, established relationships, superior experience and operating history, and research and development capacities greater than ours, are actively engaged in the development of products similar to the products we produce and market. The pharmaceutical industry is characterized by extensive and ongoing research efforts. Other companies may succeed in developing products superior to those we market. It may be difficult for us to maintain or increase sales volume and market share due to such competition which would adversely affect our results of operations and financial condition. The loss of any of our products’ patent protection could lead to a significant loss in sales of our products in the United States market.
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
     Furthermore, if it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture, and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive, and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business.
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
     The FDA, OSHA, and other regulatory agencies periodically inspect our manufacturing facilities and certain facilities of our suppliers. In the past, such inspections resulted in the identification of certain minor deficiencies in the standards we are required to maintain by such regulatory agencies. We developed and implemented action plans to remedy the deficiencies, however, there can be no assurance that such deficiencies will be remedied to the satisfaction of the applicable regulatory body. In the event that we are unable to remedy such deficiencies, our product supply could be affected as a result of plant shutdown, product recall or other similar regulatory actions, which would likely have an adverse affect on our business, financial condition, and results of operation.
Trends, Risks and Uncertainties Related to Our Capital Stock
The Private Placement and other financing arrangements or corporate events could significantly dilute existing ownership.
     Assuming the exercise of all Initial Warrants, Additional Warrants, all Secured Note Warrants, all Roth Warrants, and the conversion of all the Secured Notes, an additional 17,000,000 shares of our common stock will be issued, which will not only dilute a shareholder’s current ownership percentage, but will also dilute voting power. If we choose to raise additional funds through the issuance of shares of our common stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of our ownership.
In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.
     The market price of our common stock has fluctuated significantly in the past. We believe that announcements of new products, quarterly fluctuations in the results of operations, and other factors, including changes in conditions in general in the industries in which we operate, and developments in regulatory arenas may have caused such fluctuations. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities we issued and other pharmaceutical and health care companies, often for reasons unrelated to the operating performance of the specific companies.
     In the past, stockholders of other companies have initiated securities class action litigation against such companies following periods of volatility in the market price of the applicable common stock. We anticipate that the market price of our common stock may continue to be volatile. If the market price of our common stock continues to fluctuate and our stockholders initiate this type of litigation, we could incur substantial costs and expenses and such litigation which could divert our management’s attention and resources, regardless of the outcome, thereby adversely affecting our business, financial condition, and results of operation.
We may take actions which could dilute current equity ownership or prevent or delay a change in our control.
     Our Board of Directors and stockholders recently approved an increase in our authorized capital stock from 67,500,000 to 150,000,000 and an increase in authorized common stock from 60,000,000 to 147,500,000. Some of these newly authorized shares will be reserved for issuance upon the exercise of the Initial Warrants, Additional Warrants, Secured Note Warrants and Roth Warrants, as well as the conversion of the Secured Notes, that were issued in the Private Placement. Subject to the rules and regulations promulgated by Nasdaq and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders.
     In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of April 30, 2007, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our stockholders.
Item 2. Unregistered Sales of Securities and Use of Proceeds.
     Not applicable.

Item 3. Defaults upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     As further described in a Current Report on Form 8-K that Zila filed with the SEC on December 20, 2006, the Compensation Committee previously approved, among other things, 2007 annual base salaries for, changes to the severance and change of control provisions of the employment or letter agreements with, and an annual bonus plan under which performance awards can be made to, each of Douglas D. Burkett, Frank J. Bellizzi, Gary V. Klinefelter, and Diane E. Klein.
     At the time the Compensation Committee approved the aforementioned changes, Zila did not amend the employment or letter agreements with any of the officers listed above. On March 30, 2007, each of Gary V. Klinefelter and Diane E. Klein entered into an employment agreement with Zila to memorialize the terms of their respective employment with Zila, copies of which agreements are included as exhibits to this Quarterly Report on Form 10-Q. As of the date of this Quarterly Report on Form 10-Q, Zila had not entered into new employment agreements with either Frank J. Bellizzi or Douglas D. Burkett.
     In the same Current Report on Form 8-K, Zila also disclosed grants of restricted stock awards to each of Douglas D. Burkett, Frank J. Bellizzi, and Gary V. Klinefelter and a copy of the form of the restricted stock award agreement is also attached as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. Exhibits.
     The following documents are filed as Exhibits to this report:

Exhibit
Number	Description

3.1	Certificate of Correction and Certificate of Incorporation (incorporated by reference to Exhibit 3-A filed with the Company’s Form 10-K for the year ended July 31, 1999)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3-B filed with the Company’s Form 10-K for the year ended July 31, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 4.3 filed with the Company’s Form S-3 Registration Statement No. 333-139698 on December 28, 2006)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3-B filed with the Company’s Form 10-K for the year ended July 31, 2002)

4.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3-D filed with the Company’s Form 10-K for the year ended July 31, 2001)

4.2	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 23, 2007)

10.1	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2007)

10.2*	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 31, 2007 (1)

10.3*	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 31, 2007 (1)

10.4	Offer letter between Zila, Inc. and Lawrence A. Gyenes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2007) (1)

Exhibit
Number	Description
10.5*	Form of Restricted Stock Award Agreement (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zila, Inc.
Date: June 18, 2007	By:	/s/ Lawrence A. Gyenes
Lawrence A. Gyenes
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Correction and Certificate of Incorporation (incorporated by reference to Exhibit 3-A filed with the Company’s Form 10-K for the year ended July 31, 1999)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3-B filed with the Company’s Form 10-K for the year ended July 31, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 4.3 filed with the Company’s Form S-3 Registration Statement No. 333-139698 on December 28, 2006)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3-B filed with the Company’s Form 10-K for the year ended July 31, 2002)

4.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3-D filed with the Company’s Form 10-K for the year ended July 31, 2001)

4.2	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K filed February 23, 2007)

10.1	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2007)

10.2*	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 31, 2007 (1)

10.3*	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 31, 2007 (1)

10.4	Offer letter between Zila, Inc. and Lawrence A. Gyenes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2007) (1)

10.5*	Form of Restricted Stock Award Agreement (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith