Form 10-K
period 2007-07-31
ZILA INC
filed 2007-10-15
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-17521

Zila, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0619668 (I.R.S. Employer Identification No.)
5227 North 7th Street, Phoenix, Arizona (Address of Principal Executive Offices)	85014-2800 (Zip Code)

Registrant’s telephone number, including area code
(602) 266-6700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	The NASDAQ Stock Market, LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

At January 31, 2007, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $139.1 million based on the closing price of $2.26 as reported on the Nasdaq Global Market. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act. At September 30, 2007, the number of shares of common stock outstanding was 62,508,711.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 13, 2007 has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business

Introduction

Zila, Inc., headquartered in Phoenix, Arizona, is a specialty pharmaceutical company dedicated to the prevention, detection and treatment of oral diseases, with a primary focus on oral cancer. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries. Zila, Inc. is a holding company that conducted its business operations during fiscal 2007 through its wholly-owned subsidiaries: Zila Pharmaceuticals, Inc., Professional Dental Technologies, Inc. (“Pro-Dentec”), Zila Biotechnology, Inc., Zila Technical, Inc., Zila Limited (a United Kingdom company) and Ryker Dental of Kentucky, Inc. (inactive).

During fiscal 2007, with the acquisition of Pro-Dentec and the disposition of two business lines, we completed our transition to a company focused on the prevention, early detection and treatment of oral disease, with a principal emphasis in oral cancer. We now primarily sell directly to dental offices through our dedicated national sales force. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. Pro-Dentec is certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. We believe that these seminars are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening and periodontal health.

We manufacture and market ViziLite® Plus with TBlue630tm (“ViziLite® Plus”), our flagship product, which is rapidly enhancing the standard of care for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is the chemiluminescent disposable light product with Zila’s patented pharmaceutical-grade toluidine blue, used for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of periodontal products sold exclusively and directly to dental professionals, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTCtm and OraTest® technologies and is developing a pipeline of products focused on oral disease detection and treatment.

With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment.

Recent Developments

Acquisition of Pro-Dentec

On November 28, 2006, we completed the acquisition of Pro-Dentec, a privately-held, professional dental products company headquartered in Batesville, Arkansas, for approximately $35.6 million in cash. Through its national sales and marketing organization, Pro-Dentec offers directly to dental professionals a small suite of proprietary dental products that complement our oral cancer screening products.

Dispositions

In May 2007, we sold the Peridex® brand of prescription periodontal rinse products to a third party for $9.5 million and recognized a pre-tax gain of approximately $5.2 million. Under the acquisition agreement, we agreed to certain indemnification obligations related to the sale. The financial statements included herein reflect the treatment of the financial results of the Peridex® product line as discontinued operations.

In August 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. We completed the sale on October 2, 2006 for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $36.4 million in cash, expenses of $1.5 million and escrowed funds of $0.3 million. We are also entitled to receive up to an additional $3.0 million in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11.0 million. Under the stock purchase agreement, we agreed to indemnify NBTY, Inc. for a number of matters, including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches.

Private Placements

During November 2006, we completed private placements of our securities for gross proceeds of $40.0 million, consisting of $15.9 million of common stock, convertible debt instruments including $12.1 million of Unsecured Notes and $12.0 million of Secured Notes, and warrants, to selected accredited investors (collectively, the “Private Placements”). The proceeds of the Private Placements were used to complete the Pro-Dentec acquisition and to augment existing working capital. We granted registration rights for the common shares and common shares issuable upon conversion of the debt instruments and exercise of the warrants.

As more fully described elsewhere in this filing, a dispute arose with certain investors regarding the extent of the registration rights. Separately, the Secured Notes contained financial and non-financial covenants from which Zila desired relief. On August 13, 2007, subsequent to our fiscal year-end, we entered into an Amendment Agreement with certain of these investors to restructure their holdings, modify the registration rights granted to these investors and, with respect to the investors in the secured notes, provide relief from certain financial and non-financial covenants. We believe that the restructuring strengthens our financial position by reducing the minimum cash and EBITDA covenants and allowing future interest to be paid in kind with common stock.

The Amended and Restated Secured Notes are in the same aggregate principal amount as the original Secured Notes, but are now due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the 10 trading days immediately prior to the relevant interest payment date. The required cash balance was reduced from $10.5 million to $2.0 million commencing July 31, 2007 and EBITDA of at least $1.00 is required for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. As part of this agreement, we also (i) repurchased 932,832 common shares from the investors for $1.25 million in cash, (ii) repurchased 227,270 warrants from the investors for $0.15 million in cash and (iii) paid the investors a $0.6 million fee.

Additional information concerning the Private Placements and the subsequent restructuring can be found elsewhere in this filing and also in our Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission (“SEC”) on November 24, 2006.

OraTest® Strategic Direction

In December 2005, we reached an agreement with the Food and Drug Administration (“FDA”) on the design and size of a phase III clinical trial for OraTest® under the FDA’s special protocol assessment process and commenced patient enrollment. The agreement was limited to the ZIL-401 clinical trial and did not include non-clinical and Chemistry, Manufacturing and Control (“CMC”) issues.

Enrollment in ZIL-401 was open for approximately 22 months, through October 5, 2007. The clinical trial was designed to provide support for safety and efficacy in the OraTest® new drug application (“NDA”) and to assess the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and/or alcohol drinkers, ages 45 and older. The demonstration of efficacy in the clinical trial is based upon the achievement of a predetermined number of differences in diagnoses between the standard visual exam and the OraTest® exam.

Patient data for the ZIL-401 trial continues to be monitored by an independent organization to determine if the number of differences required to trigger analysis has been achieved. The results will be available to us in the coming months, but at this time there can be no assurance that the endpoint requirement necessary for trial completion has been, or will be, achieved.

As with any drug development program, the length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. In addition, delays or rejections may be encountered based upon changes in FDA policy, personnel or prior understandings during the period of product development and FDA regulatory review or each new drug application. Even if FDA approval of a drug application is received, such approval may entail limitations on the indicated uses for which the product may be marketed and there is no assurance that the product would be successful in gaining market acceptance.

As previously reported, we recently conducted a comprehensive review of all aspects of the OraTest® program. The review included its history, present status and future prospects, including the regulatory path to approval of OraTest® with the FDA and its post-approval commercial potential and challenges. We also considered the growing market acceptance for its adjunctive oral cancer screening product, ViziLite Plus with T-Blue630tm, and the fact that we currently have toluidine blue on the market today in the T-Blue630tm marker. Finally, we considered the fact that we have regulatory approval to sell OraTest® in a number of international markets today including the United Kingdom, Australia, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, Bermuda and the Bahamas, none of which require FDA approval.

Following completion of the review and analysis described above, we determined that successfully resolving the outstanding CMC and non-clinical issues will require substantial additional time and funding, both of which exceed our previous estimates. Further, we believe that at least one additional clinical trial will be required, and even if the endpoint is met on the ZIL-401 study, no assurance can be made that the FDA would view the study data and other additional submissions as sufficient to support the approval of the NDA.

We believe that in order to maximize shareholder value, our resources must be directed to those products and programs with the greatest probability of financial return. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form.

Also as previously reported, we have initiated the process of seeking a partner in an effort to realize the value of the ZTCtm platform. ZTCtm, the active staining component in OraTest®, may have additional applications, including the detection of high-risk lesions of the cervix, esophagus and skin. We believe that the potential of these additional therapeutic applications could appeal to a partner.

Finally , we are taking the steps necessary to capture, secure and analyze the clinical and program data obtained to date, which we intend to use to support the growth of the ViziLite® Plus program. We conducted an “impairment” analysis regarding the OraTest® asset and concluded that based upon future sales of toluidine blue in connection with ViziLite® Plus and OraTest® international sales, no impairment of the OraTest® asset is required by generally accepted accounting principles.

Our Products

Currently, our product portfolio is centered primarily on two key oral disease therapeutic areas: oral cancer and periodontal disease. With the ongoing aging of the population, we believe that we are well-positioned to take advantage of the growing need for screening and treatment of an increased risk population for these diseases, which tend to be associated with patients who are above the age of 40 years old.

ViziLite® Plus

ViziLite® Plus with TBlue630tm is a patented, FDA-cleared oral lesion identification and marking system that is used as an adjunct to the conventional head and neck examination. It consists of a chemiluminescent light source (ViziLite®) to improve the identification of lesions and TBlue630tm, the oral lesion marking system, to mark those lesions differentially identified by ViziLite®. ViziLite® Plus with TBlue630tm is designed to be used in a patient population at increased risk for oral cancer.

In clinical trials involving more than 13,000 female patients, abnormal squamous epithelium in the cervical complex appears acetowhite after washing the cervix with a dilute acetic acid solution. Similarly in the oral cavity, after rinsing with a dilute acetic acid solution, abnormal squamous epithelium tissue appears acetowhite when viewed under the diffuse low-energy wavelength light of ViziLite® due to reflectance. Normal epithelium absorbs the light. ViziLite® can assist a dentist or hygienist in identifying an abnormality in the oral cavity for further evaluation and follow-up. The efficacy of ViziLite® has been proven in four (4) Zila-sponsored clinical trials in the United States and numerous studies independently performed at academic institutions throughout the world. ViziLite consistently demonstrates a high degree of sensitivity in the identification of pathological lesions in both high risk and general screening populations. These studies demonstrate that ViziLite® can assist a dentist or hygienist in identifying an abnormality in the oral cavity for further evaluation and follow-up.

TBlue630tm is a patented, pharmaceutical-grade toluidine blue-based metachromatic dye used to further evaluate and closely monitor changes in ViziLite®-identified lesions. TBlue630tm, packaged in an easy to use 3-swab system, provides a deep blue staining that allows ViziLite®-identified lesions to be seen clearly under normal patient lighting. ViziLite® Plus is recommended for use annually for all new and re-care adult dental patients following the standard head and neck exam. We believe that patients with a history of oral cancer should receive at least semi-annual ViziLite® Plus exams. We developed and use the term Lumenoscopytm to describe the examination conducted with ViziLite® Plus.

Rota-dent One Step® With MicroAccess Flossing Actiontm

The Rota-dent One Step® With MicroAccess Flossing Actiontm (“Rota-dent®”) is a proprietary, patented, rotary-action, plaque removal and teeth cleaning device dispensed by dental professionals to patients for use at home between dental office visits. The Rota-dent® is a rechargeable, power assisted instrument that is designed using a Lexantm (by General Electric) water-resistant power handle that accepts interchangeable heads and uniquely designed patented brush tips. The product utilizes a cleaning action similar to that of the rotary instruments used by dentists and hygienists to professionally clean teeth in the dental office. Each Rota-dent® has two interchangeable heads so that different persons can economically and hygienically use the same power handle. Replacement interchangeable heads and brush tips are available through dental offices and from our customer service department by telephone. Each of the patented interchangeable brush tips is comprised of a bundle of microfilaments that create more than 90,000 cleaning sweeps per second and, when compared to conventional toothbrush bristles, are less abrasive to tooth enamel and gingival tissue (gums). The tips are soft, safe and durable. The small size of the filaments and brush tips enables the user to reach areas of the mouth that conventional toothbrushes generally cannot reach effectively. The Rota-dent® has been demonstrated to reduce plaque by 92% in just one minute, which is twice as fast as a manual brush.

The effectiveness of the Rota-dent® results from its ability to remove dental plaque. Plaque is a thin filmy substance that continually forms in the mouth due to bacterial activity and, if allowed to remain, hardens on teeth as calculus or tartar. Unless removed daily, plaque deposits can cause inflammation and gingivitis and can ultimately lead to more severe periodontal disease, which is now a leading cause of tooth loss in the United States. Numerous clinical trials conducted at major university dental schools have shown the Rota-dent® to be more effective than manual tooth brushing for removing plaque and controlling gingivitis. Two one-year clinical trials published in a leading refereed periodontal research journal have shown that the Rota-dent® is as effective in removing plaque, controlling gingivitis and reducing the bacteria that cause periodontal disease as using a combination of dental floss, an interspace brush, toothpicks and a conventional toothbrush.

The Rota-dent® is engineered to be especially effective for plaque removal from the area at or just below the gumline and between the teeth, the most critical areas for cleaning to prevent periodontal disease. Many dentists and hygienists recommend the use of the Rota-dent® for applying antimicrobials and other medications to tooth surfaces and gums. A study at the Harvard School of Dental Medicine, jointly sponsored with Procter & Gamble, concluded that the effect of the leading antimicrobial, chlorahexidine gluconate, is significantly enhanced when applied with the Rota-dent®.

Pro-Select® Platinumtm Piezo-Ultrasonic Scaler System

Pro-Select® Platinumtm Piezo-Ultrasonic Scaler System (“Pro-Select®”) with Advanced Comfort Technologytm is an ultrasonic instrument used by dentists and dental hygienists for the therapeutic removal of hardened deposits from both the anatomic crown and root surfaces of the tooth. The Pro-Select® is a scaler that combines computerized piezo-ultrasonic technology with a closed, multi-fluid, heated irrigation system that effectively delivers purified water, antimicrobials, disinfectants and desensitizing solutions to the teeth and gums during and after scaling or root planning procedures. Our proprietary piezo-ultrasonic technology provides faster, linear tip movement, which adjusts to deliver optimal speed for the clinical condition and we believe results in maximum patient and operator comfort and may eliminate the need for anesthesia for most patients.

Dental Fluoride Products

We manufacture and market a full line of topically applied dental fluoride products, including rinses and gels. The line consists of products applied in the office by dental professionals as well as products utilized at home by patients between office visits. The effectiveness of fluoride for fighting tooth decay is widely recognized. Fluoride is also extensively used by dental professionals to destroy the bacteria associated with periodontal disease, as well as to reduce the sensitivity of exposed roots due to soft tissue loss from periodontal disease and/or periodontal surgery. We believe that our fluoride product line is now the broadest-based and most complete product line available in dentistry.

Other Oral Pharmaceutical Products

In addition to the above products, we manufacture and market a full line of oral rinse, gels, dentifrice and oral care accessories for use in the office by dental professionals as well as products used at home by patients between office visits.

OraTest®

ZTCtm, a patented form of pharmaceutical grade toluidine blue, is the active staining component in OraTest®. In clinical studies, ZTCtm has demonstrated preferential staining of oral cancers and lesions with a high risk of progressing to cancer. The potential applications for ZTCtm may include detecting high-risk lesions of the cervix, esophagus and skin as well as oral cancer, for which OraTest® is currently designed. The product is approved for distribution in the United Kingdom, Australia, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, Bermuda and the Bahamas.

The OraTest® product is a patented system designed to be an aid in the early detection of oral squamous cell carcinoma and high-risk premalignancies. It is to be used as a diagnostic adjunct for oral cancer and may be used as a general rinse for detecting oral cancer and high-grade pre-malignancies in patients at elevated risk for oral cancer and as an aid to establish borders for biopsy and surgical site selection. OraTest® contains the active ingredient ZTCtm, a staining agent reported in medical literature to stain cells within the mouth that are cancer and pre-cancer and that may not be otherwise visible to physicians or dentists. The OraTest® kit consists of a ZTCtm aqueous solution with acetic acid and alcohol, and acetic acid pre- and post-rinse solutions. The OraTest® kit is applied as a chair-side oral rinse and swab and administered by either a medical practitioner or dentist. Clinical research has shown that OraTest® may detect lesions on the progression pathway to oral cancer, which are diagnosed as non-serious pathology under the microscope.

Sales and Marketing

During fiscal 2007, with the acquisition of Pro-Dentec and the disposition of non-core lines of business, we completed our transition to a company focused on the prevention, early detection and treatment of oral disease, with a principal emphasis in oral cancer. We sell our products directly to dental offices through our national sales force. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars that dentists and their staffs pay to attend. Pro-Dentec is certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. We believe that these seminars are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening and periodontal health.

In order to achieve the vision of establishing ViziLite® Plus with TBlue630tm as the key to an enhanced standard of care for oral abnormality screening, our overall strategy is to educate the dental professional and widen distribution among practicing dentists. Through our national sales force and the selective use of national and regional distributors, we have focused on geographical markets that have demonstrated early acceptance. Market expansion is primarily generated by the following drivers:

•	the expansion of our national sales force based on achievement of success metrics in existing focus markets;

•	continuing education programs that emphasize the importance of oral cancer screening;

•	a comprehensive program targeting insurers designed to secure a meaningful level of insurance reimbursement for use of the ViziLite® Plus device built upon the established ADA procedural code; and

•	effective communication of information about current clinical efficacy trials that can provide thought leader-support, involvement and commitment to the ViziLite® Plus.

We also believe that the market for our entire line of products is expanding, attributable in part to a shift in focus by the general dentist from the treatment of tooth decay to greater emphasis on the prevention, early detection and treatment of oral disease. The expanding market is also attributable to the aging population, which puts these consumers at increased risk for both oral cancer and periodontitis. Our products specifically address the need for early diagnosis of oral abnormalities and the diagnosis, treatment and prevention of periodontal disease.

These trends, coupled with the increasing awareness of the importance of oral health and the need for improved technology for the prevention, early detection and treatment of oral disease among consumers and dental professionals alike, should lead to an expanding marketplace for our products. With this increased professional and consumer awareness, we believe that we are positioned to benefit from both demographic trends and the overall shift in the healthcare focus towards prevention and wellness.

We expect continued expansion of our professional field sales force during the coming fiscal year. The focus of this expansion is to provide greater territorial coverage, which management believes is the most effective way to increase the awareness and penetration of our products in dental offices across the nation. Customers in geographic areas not covered by a field sales representative are served by a network of experienced call-center account executives.

We currently sell the OraTest® product through our wholly-owned subsidiary, Zila Limited, in the United Kingdom. During fiscal 2003, we suspended promotion of the product in Europe in favor of funding the FDA clinical trial. On July 1, 2004, we entered into an agreement with Scope Advertising and Marketing Services, Ltd. for limited European marketing and sales support of the OraTest® product and development and implementation of marketing plans for ViziLite®. During fiscal 2007 and 2006, OraTest® sales in the United Kingdom were nominal.

Manufacturing and Supply

The ViziLite® Plus product consists of a number of components produced and assembled by our manufacturing facility in Phoenix, Arizona and by different contract manufacturers under our direction and control. For some components, we currently rely on a single source of supply.

A contract manufacturing facility in the United Kingdom produces and packages the OraTest® product in conformance with applicable quality standards for sale in the United Kingdom and other European countries. In order to ensure an available and stable supply of ZTCtm, the active pharmaceutical ingredient in the OraTest® product, we established our own manufacturing facility in Phoenix, Arizona. This facility manufactures ZTCtm under our quality standards and the FDA’s current Good Manufacturing Practices (“cGMP”) standards, providing the pharmaceutical-grade quality required. Conversion of ZTCtm into finished product for use in our clinical trials is accomplished at a contract manufacturing facility in the United States under Zila’s specifications and cGMP standards, as outlined in the “Code of Federal Regulations”, and FDA requirements for production of finished, pharmaceutical, clinical trial materials (“CTM”).

At our facilities in Batesville, Arkansas, we develop and manufacture our Rota-dent®, Pro-Select®, dental fluoride and other oral pharmaceutical products. At these facilities, we engineer and own computer-driven, automated, and patented brush machines, tooling and equipment for manufacturing high precision metal parts, injection molding machines and multi-cavity injection molds for precision plastic parts, equipment for compounding mixing and filling liquids pastes and gels, as well as other manufacturing and assembly equipment.

There are generally alternate sources of supply for key components and materials used in the manufacturing process. We are not dependent upon a single supplier for these components or types of materials for our products, with the exception of our chlorhexidine gluconate periodontal rinse, which has a single source of supply. A local vendor in Batesville, Arkansas molds certain of our probe products using tooling that we designed and own. These probes are made from materials readily available from multiple sources.

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

ViziLite® Plus

ViziLite® Plus oral lesion identification and marking system with TBlue630tm is a patented, FDA-cleared device used to detect oral mucosal abnormalities. ViziLite® Plus competes with the conventional method of simple visual and tactile testing for abnormalities that has previously been the only available methodology for identifying lesions. While there are other technologies that claim utility as general screening tools, ViziLite® Plus is still the only technology that has been validated in numerous single-center and multi-center studies evaluating general screening populations.

Rota-dent®

The marketplace for home use oral hygiene devices is highly competitive. We compete with many different manufacturers of manual and electrically powered tooth cleaning devices, including electric toothbrushes such as the Interplak (by Conair), the Braun Oral-B (by Gillette) and the Sonicare (by Optiva Corporation). These competitors are larger and use a wider variety of distribution methods than we do. We successfully compete with these companies using a niche market strategy and based on favorable long-term clinical studies, product design, product quality and responsive service to both professionals and consumers. We primarily focus on a professional distribution system. Thus, we have invested in clinical trials and in efforts to demonstrate to dentists and hygienists the advantages of dispensing the Rota-dent® product from their dental offices as part of their plaque control programs and the other professional services they offer, including implant maintenance, orthodontic appliances, the maintenance of cosmetic restorations, post-surgical maintenance of periodontal cases and general preventive oral hygiene.

Pro-Select®

The Pro-Select® competes with products of several other companies that manufacture, market and sell electronically powered dental scaling equipment. We seek to compete with other manufacturers based on direct distribution to an established network of dental practitioners, and through the effectiveness and comfort of the Pro-Select® for both the patient and clinician.

Dental Fluorides and Other Oral Pharmaceutical Products

Our fluoride dental products, periodontal probes and our oral rinses, gels, dentifrices and oral care accessories, compete with products of several other companies that manufacture, market, and distribute these types of products to dentists. The market for dental pharmaceuticals is fragmented, with no one company controlling or dominating. We compete in this market by selling directly through our professional representatives, based on quality, breadth of offering and the price of our products. We believe dental offices recognize the ability to purchase fluorides, prophylaxis paste, manual and powered toothbrushes and other dental products from a single supplier as a convenience. We believe we have an advantage over other companies to the extent we offer a complete line of such products that reduces the number of suppliers with which each dental office must deal.

Licensing

OraTest®

We have entered into agreements for the manufacture, marketing and distribution of our OraTest® products in several foreign countries. These arrangements are currently inactive. Royalty payments would be required should sales of the OraTest® product commence in the foreign countries covered by these arrangements.

Governmental Regulation

General

Our operations are subject to regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of our products. We devote significant time, effort and expense addressing the extensive government regulations applicable to our business. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of pharmaceutical products.

The FDA also regulates the facilities and procedures used to manufacture pharmaceutical products in the United States and the sale of such products in the United States. Such facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP’s. Compliance with cGMP’s requires the dedication of substantial resources and requires significant costs. The FDA periodically inspects both our manufacturing facilities and our contract manufacturing plants and laboratories to review compliance with applicable regulations and procedures. The FDA may recommend a recall or withdraw product approvals if regulatory standards are not maintained. FDA approval to manufacture a drug is site specific. If an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations.

In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing, distribution and sale of our products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries may need to be obtained prior to marketing the product in those respective countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that any clinical studies conducted outside of any country will be accepted by such country and the approval of any product in one country does not assure that such product will be approved in another country.

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

Several of our dental products, such as ViziLite® Plus, the Rota-dent®, the Pro-Select®, and fluoride products are subject to regulation by the FDA and, in some instances, by foreign governments. Under the 1976 Amendments to the Federal Food, Drug and Cosmetic Act, as amended (the “Act”), and the regulations promulgated thereunder, the manufacturers of “devices,” as such term is defined in Section 201(h) of the Act, must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of devices. Under the Act, devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution. Our products are “Class II” products under this classification system and did not require such clinical evaluation. We have complied with the FDA’s applicable qualification procedures for all such products. The Rota-dent® also bears the CE Mark, permitting it to be sold within the European Union. We anticipate that other products will be certified for the CE Mark in the future. Device manufacturing facilities in Batesville, Arkansas are ISO 13485:2003 certified.

Manufacturing companies, especially those engaged in healthcare related fields, are subject to a wide range of laws and regulations. Concern for maintaining compliance with federal, state, local and foreign laws and regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. We cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on our consolidated financial position, results of operations or cash flows.

ViziLite® Plus

In January 2005, the Food and Drug Administration cleared the product, ViziLite® Blue Oral Exam Kit (ViziLite® Plus), that contains the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and the TBlue630tm marking device, an adjunct to ViziLite®. TBlue630tm is used to further evaluate and monitor lesions by providing physical marking of the lesions already differentially identified by ViziLite® for patients at increased risk for oral cancer. We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales of ViziLite® Plus in our second fiscal quarter 2006.

OraTest®

We have received regulatory approval to market the OraTest® product in various European countries. We currently sell the OraTest® product through our wholly-owned subsidiary, Zila Limited, in the United Kingdom.

Patents and Trademarks

ViziLite® Plus with TBlue630tm

In February 2006, we acquired from Shared Medical Resources, LLC all of the rights, titles and interests in the ViziLite® technology including patent number 6,496,718 issued December 17, 2002 for “Body Cavity Light using Diffuse Light Source.” We previously had a license agreement for the exclusive and perpetual rights to the ViziLite® technology covered by United States patent numbers 8,179,938 and 5,329,938 issued January 19, 1993 and July 19, 1994, respectively. Together, the patents cover the apparatus and method for endoscopic examination of certain body cavities using a chemiluminescent light source.

The ViziLite® trademark was granted registration by the USPTO in December 2002 and by the European Union in June 2003, and by five Asian countries. Applications for this and related marks, including TBluetm and TBlue630tm, are pending in the United States and 11 additional countries. We coined the term Lumenoscopytm to describe examination of the oral cavity using ViziLite® Plus and filed a United States application for its registration.

On September 30, 2004, we filed an International application for a technology covering the use of the ViziLite® Plus chemiluminescent technology entitled “Light-Directed Method for Detecting and Aiding Further Evaluation of Abnormal Mucosal Tissue”. We also filed National applications in 13 countries, including the United States, Canada and several European countries.

On September 28, 2004, we filed an International application covering the use of a wavelength specific lens with the ViziLite® chemiluminescent technology entitled “Methods for Detecting Abnormal Epithelial Tissue.” We also filed National applications in 15 countries, including the United States, Canada and several European countries.

In 2006, we filed a U.S. patent application entitled “Method And Apparatus For Detecting Abnormal Epithelial Tissue” directed to an improved retractor. An international application is pending, along with three additional foreign applications for this technology.

We are developing improvements to our ViziLite® technology and expect to seek patent protection for such improvements as is appropriate for our business goals. In addition, we are prepared to assert our trademark, trade dress and copyright rights to the ViziLite® products and packaging, as is necessary, to protect the ViziLite® brand. With respect to our ViziLite® related patents, to the extent any infringement of the patents began before they expired, we intend to aggressively protect our patent rights.

Rota-dent® Professional Powered Brush

In November 2006, we acquired Pro-Dentec, whose products include the Rota-Dent® powered toothbrush. Pro-Dentec owns fifteen issued United States patents covering the Rota-dent® design and technology with expiration dates ranging from 2008 to 2019. Twelve foreign patents have also been issued in Canada, several European countries and Hong Kong related to this technology.

The Rota-Dent® trademark and related trademarks are registered in the United States and 23 foreign countries, including Canada and several European countries.

Pro-Select® Dental Scaler and Other Dental Products

Pro-Dentec also holds one United States patent covering the Pro-Select® dental scaler technology expiring in 2017 and six United States patents covering other assorted dental products (i.e. toothpick, dental probes, etc). Twenty-three foreign patents have also been issued in Canada and several European countries related to these products.

The Pro-Select® trademark and related trademarks are registered in the United States, Canada and several European countries.

OraTest®

When we purchased the shares of CTM Associates, Inc. (“CTM”) in June 1996, we acquired certain technology rights and United States and foreign patent rights related to the OraTest® product. On November 18, 2003, we were granted a patent in the United States covering the method by which our ZTCtm has been shown to detect pre-cancer and cancer cells. The patent is based upon in-vitro studies of the ZTCtm mechanism of action. In December 2004, we were granted a patent in the United States covering all related substances/“impurities” present in ZTCtm at levels equal to or greater than 0.1%. We now have 10 issued United States patents related to ZTCtm and/or the OraTest® product with expiration dates ranging from 2011 to 2020. An additional 113 corresponding foreign patents have been issued, and there are pending United States and international applications that could result in coverage of ZTCtm and/or OraTest® related technology by approximately 280 United States and foreign patents. These patents and pending applications cover: (i) the composition of matter for ZTCtm; (ii) the process for manufacturing ZTCtm; (iii) the mechanism of action, methods and products for using ZTCtm to detect epithelial cancer; and (iv) other compounds that are chemically related to Tolonium Chloride for use in detecting epithelial cancer.

In 2007, we filed a U.S. patent application entitled “Oral Cancer Markers and Their Detection.”

The OraTest® trademark is registered in the United States, Canada, Israel, Japan, Norway, Switzerland, South Africa, Taiwan and 15 European countries that have signed the European Community Trademark treaty. Applications are pending in five additional countries. The trademark OraScreen® is registered in Australia, Canada, Ireland, Japan and New Zealand for the same product.

Employees

As of July 31, 2007, we had a total of 416 employees located in the United States (411) and Canada (5). No employees are represented by a labor union. We believe our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers, including Zila, Inc., that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We make available free of charge through our internet web-site, www.zila.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements (including financial projections) regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to the safe harbors created under the Securities Act and the Exchange Act. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date of this filing and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control that could cause actual results to differ materially from those suggested by the forward-looking statements. Many of the factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements are set forth below under “Part I, Item 1A. Risk Factors.” Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.

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

Trends, Risks and Uncertainties Related to Our Business

We may be unable to obtain FDA or other regulatory approval for new drugs, devices or products or to establish markets in the United States and obtaining regulatory approval is costly and uncertain.

The rigorous clinical testing and extensive regulatory approval process mandated by the FDA and equivalent foreign authorities before any new drug, device or product can be marketed can take a number of years, require the expenditure of substantial resources, and approval may not ultimately be obtained.

If FDA approval of a new product is received, such approval may entail limitations on the indicated uses for which the product may be marketed and there is no assurance that we will be successful in gaining market acceptance of that product. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are also subject to continual review and periodic inspections, and later discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market, which would adversely affect our operations and financial condition. The length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. If the compounds in testing are modified or optimized or if certain results are obtained, it may extend the testing process. Additional testing, delays or rejections may be encountered based upon changes in FDA policy, personal or prior understandings during the period of product development and FDA regulatory review of each investigational new drug application, new drug application, or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures we will obtain regulatory approval for any products we develop.

In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices can result in the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements

•	changes in the methods of marketing and selling products

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to dental professionals and physicians rescinding previous advertisements or promotion

•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained

Our lack of earnings history could adversely affect our financial health and prevent us from fulfilling our payment obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and potential products.

Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and future strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, borrowings under our credit facility, cash from operations and working capital management, the sale of non-core assets, proceeds from the issuance of common stock under our employee stock option and stock purchase programs, and, recently, proceeds from the Private Placements.

The development of products, such as OraTest®, requires the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. Our ability to develop our products, to service our debt obligations, to fund working capital and capital expenditures, and for other purposes that cannot at this time be quantified will depend on our future operating performance, which will be affected by factors discussed elsewhere in the reports we file with the SEC, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business, and other factors, many of which are beyond our control.

After an evaluation of our strategic direction, including an assessment of the OraTest® regulatory program, we believe that in order to maximize shareholder value, our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies with our ability to develop and commercialize our oral cancer screening product, ViziLite® Plus. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. We believe that the ZTC® platform may have additional therapeutic applications and that these therapeutic applications could appeal to a partner. We have therefore initiated the process of seeking a partner in an effort to realize the value of the ZTC® platform. (For further discussion, see Item 1. Business — Recent Developments.)

We anticipate that we will be able to pursue our strategy with our currently available funds through (i) the anticipated growth in our commercial business; (ii) cost reductions in research and development expenditures on the OraTest® regulatory program; and (iii) reduced overhead from our actions to reorganize and streamline our operations. We, therefore, believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our planned operations over the next 12 months. However, there can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may break the financial covenants of our senior secured debt and be unable to repay the outstanding balance of such debt.

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

Our Amended and Restated Secured Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Amended and Restated Secured Notes also require us to maintain defined levels of cash and EBITDA, defined as earnings (loss) before interest, taxes (benefit), depreciation and amortization. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our Secured Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our debt instruments, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations and proceed against their collateral.

We may fail to realize the anticipated cost savings, revenue enhancements, product focus, or other benefits expected from our recent acquisition of Pro-Dentec.

Our future growth will depend on our ability to implement our business strategy. We believe that our recent acquisition of Pro-Dentec, a privately-held dental products company, will strengthen our business, including the development and commercialization of our oral cancer screening products. Further, we believe that this acquisition could increase our ability to deliver our products into the dental marketplace and could result in synergies that enhance our sales capability, potentially reduce our costs and increase our profits. However, successful acquisitions in our industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day operations of the business, and may disrupt key research and development, marketing or sales efforts. In addition, there is no guarantee that such acquisition will result in the synergies we anticipate. Furthermore, uncertainties associated with such acquisition combined with the recent disposition of our Nutraceuticals Business Unit may cause loss of employees. Ultimately, the success of such acquisition depends in part on the retention of key personnel. There can be no assurance that we will be able to retain the acquired company’s key management, technical, sales and customer support personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of such acquisition.

Historically we have been dependent on a few key products and our future growth is dependent on the development and/or acquisition of new products.

In the past, nearly all of our revenues were derived from the sales of Ester-C®, Peridex® and ViziLite® Plus products. We divested our Nutraceuticals Business Unit and the Ester-C® products in October 2006 and Peridex® in May 2007. With the acquisition and addition of the products of Pro-Dentec, and the change in our distribution method for ViziLite® Plus, we now sell direct to thousands of dental offices nationally and we believe we have reduced our dependency on key customers.

If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for our ViziLite® Plus product, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with cGMP’s could have a material adverse impact on our financial condition.

Our future growth is dependent on the growth of the ViziLite® Plus product and new product development and/or acquisition. New product initiatives may not be successfully implemented because of many factors, including, but not limited to, difficulty in assimilation, development costs and diversion of management time. There can be no assurance that we will successfully develop and integrate new products into our business that will result in growth and a positive impact on our business, financial condition and results of operation.

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

Our current and future success depends on a combination of patent, trademark, and trade secret protection and nondisclosure and licensing agreements to establish and protect our proprietary rights. We own and have exclusive licenses to a number of United States and foreign patents and patent applications and intend to seek additional patent applications as we deem necessary and appropriate to operate our business. We can offer no assurances regarding the strength of the patent portfolio underlying any existing or new product and/or technology or whether patents will be issued from any pending patent applications related to a new product and/or technology, or if the patents are issued, that any claims allowed will be sufficiently broad to cover the product, technology or production process. Although we intend to defend our proprietary rights, policing unauthorized use of intellectual property is difficult or may prove materially costly and any patents that may be issued relating to new products and technology may be challenged, invalidated or circumvented.

We are dependent on our senior management and other key personnel.

Our ability to operate successfully depends in significant part upon the experience, efforts, and abilities of our senior management and other key scientific, technical and managerial personnel. Competition for talented personnel is intense. The future loss of services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. Additionally, if we are unable to attract, train, motivate and retain key personnel, our business could be harmed.

We and our products are subject to regulatory oversight that could substantially interfere with our ability to do business.

We and our present and future products are subject to risks associated with new federal, state, local, or foreign legislation or regulation or adverse determinations by regulators under existing regulations, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA. We are also subject to other governmental authorities such as the Department of Health and Human Services, the Consumer Products Safety Commission, the Department of Justice and the United States Federal Trade Commission with its regulatory authority over, among other items, product safety and efficacy claims made in product labeling and advertising. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. A regulatory determination or development that affects our ability to market or produce one or more of our products could have a material adverse impact on our business, results of operation, and financial condition and may include product recalls, denial of approvals and other civil and criminal sanctions.

We are at risk with respect to product liability claims.

We could be exposed to possible claims for personal injury resulting from allegedly defective products manufactured by third parties with whom we have entered into manufacturing agreements or by us. We maintain $6.0 million in product liability insurance coverage for claims arising from the use of our products, with limits we believe are commercially reasonable under the circumstances, and, in most instances, require our manufacturers to carry product liability insurance. While we believe our insurance coverage is adequate, we could be subject to product liability claims in excess of our insurance coverage. In addition, we may be unable to retain our existing coverage in the future. Any significant product liability claims not within the scope of our insurance coverage could have a material adverse effect on us.

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

The FDA, Occupational Safety and Health Administration (OSHA) and other regulatory agencies periodically inspect our manufacturing facilities and certain facilities of our suppliers. In the past, such inspections resulted in the identification of certain minor deficiencies in the standards we are required to maintain by such regulatory agencies. We developed and implemented action plans to remedy the deficiencies; however, there can be no assurance that such deficiencies will be remedied to the satisfaction of the applicable regulatory body. In the event that we are unable to remedy such deficiencies, our product supply could be affected as a result of plant shutdown, product recall or other similar regulatory actions, which would likely have an adverse affect on our business, financial condition, and results of operation.

Trends, Risks and Uncertainties Related to Our Capital Stock

The Private Placements and other financing arrangements or corporate events could significantly dilute existing ownership.

Following the August 13, 2007 restructuring to the securities issued under the November 2007 Private Placements, an additional approximately 16.9 million shares of our common stock would be issued should investors convert all Amended and Restated Secured notes and exercise all warrants issued in connection with the Private Placements, which would dilute existing shareholders current ownership percentages and voting power. If we choose to raise additional funds through the issuance of shares of our common stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of ownership for existing shareholders.

In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.

The market price of our common stock has fluctuated significantly in the past. We believe that announcements of new products, quarterly fluctuations in the results of operations and other factors, including changes in conditions in general in the industries in which we operate and developments in regulatory arenas may have caused such fluctuations. Stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities we and other pharmaceutical and health care companies have issued, often for reasons unrelated to the operating performance of the specific companies.

In the past, stockholders of other companies have initiated securities class action litigation against such companies following periods of volatility in the market price of the applicable common stock. We anticipate that the market price of our common stock may continue to be volatile. If the market price of our common stock continues to fluctuate and our stockholders initiate this type of litigation, we could incur substantial costs and expenses and such litigation could divert our management’s attention and resources, regardless of the outcome, thereby adversely affecting our business, financial condition and results of operation.

We may take actions which could dilute current equity ownership or prevent or delay a change in our control.

In December 2006, our Board of Directors and stockholders approved an increase in our authorized capital stock from 67.5 million to 150.0 million and an increase in authorized common stock from 65.0 million to 147.5 million. Some of these newly authorized shares are reserved for issuance upon the exercise of the Initial Warrants, Additional Warrants, Secured Note Warrants and Roth Warrants, as well as the conversion of the Secured Notes, that were issued in the Private Placements. Subject to the rules and regulations promulgated by Nasdaq and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders.

In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2.5 million shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of July 31, 2007 and the date of this filing, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our common stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Corporate Headquarters

We lease our 16,000 square foot corporate headquarters located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. Monthly lease payments are currently $14,200 increasing to $14,800 in the final year of the lease. The primary term of the lease expires January 30, 2009, and the lease has two five-year renewal options. Monthly lease payments over the renewal periods begin at $15,000 and increase annually to $18,000 at the end of the second five-year renewal option.

Manufacturing Facilities

We lease 15,500 square feet for a manufacturing facility and laboratory in Phoenix, Arizona. This facility produces ZTCtm, which is the active ingredient in the OraTest® product as well as a component of the ViziLite® Plus marker system. This facility also provides technical support and testing for our other pharmaceutical products. The lease expires December 31, 2010. Monthly lease payments are: $12,300 through August 31, 2007; $13,000 through April 30, 2009; and $13,800 through December 31, 2010.

We own four buildings in Batesville, Arkansas containing a total of approximately 90,000 square feet of administration, warehouse and production space. One building houses the production facilities for the Rota-dent® and Pro-Select® Platinum and other products. Another building houses the engineering and product development staff. A third building houses the marketing, information technology, accounting and administrative staffs. The fourth building houses the pharmaceutical manufacturing facilities, and has approximately 20 acres of Company owned land adjacent to it.

We lease two other business related buildings in Batesville, Arkansas, for a monthly rental of $20,200. One building houses the Company’s warehouse and its shipping and receiving facilities. This building is on the last year of a lease that expires January 31, 2009, with one renewal term remaining. Another building is used for our maintenance facility, with a lease expiring October 31, 2009. Separately, we lease one business related office building in Ontario, Canada for a monthly rental of $2,200. This lease expires on February 28, 2009.

Together with our laboratory facilities, we believe that our current facilities are adequate for our current production needs and that additional space, if needed, can be leased, constructed or purchased without materially affecting operations. See “Item 1. Business — Manufacturing and Supply.”

Item 3.	Legal Proceedings

Except as described below, as of July 31, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in the 1992 patent.

On September 15, 2006, Alacer Corporation (“Alacer”) filed suit against Zila Nutraceuticals, Inc. (“ZNI”) and Bernie Landes (“Landes”) in Superior Court in Orange County, California. Alacer alleges misappropriation of trade secrets, unfair competition, conversion, unjust enrichment, and accounting against ZNI and Landes, as well as breach of duty of loyalty claims against Landes. As a part of the sale of ZNI to NBTY, Inc. on October 3, 2006, the Company agreed to indemnify and hold NBTY harmless with respect to the Alacer litigation. By its Complaint, Alacer alleged that Landes, a former Alacer employee, had taken certain documents containing trade secrets with him when he left Alacer. Alacer further alleged that Landes and ZNI had used these documents to unfairly compete with Alacer. In particular, Alacer alleged that copies of the documents were provided to Alacer’s competitor in order to assist the competitor in creating an effervescent vitamin C product similar to Alacer’s Emergen-C product line. ZNI and Landes denied Alacer’s claims. In particular, ZNI and Landes denied that the information contained in the documents at issue here constituted trade secrets. A non-binding mediation was held on March 29, 2007. The parties settled this matter, and we paid $100,000 to Alacer, the cost of which was recorded in discontinued operations for the quarter ended April 30, 2007.

An antitrust case was filed in 2000 in the U.S. District Court in Delaware by several dental laboratories as class representatives for all dental labs that had purchased Dentsply artificial teeth. The suit alleges that Dentsply, the major supplier of artificial teeth, required each of its distributors to agree not to supply the teeth of its competitors as a condition of Dentsply’s supplying its artificial teeth to a distributor. According to the complaint this requirement resulted in a lack of choices for the laboratories and increased costs for the Dentsply teeth because it permitted Dentsply to limit the supply of its competitors’ teeth so as to give it a monopoly and the power to set prices. Plaintiffs also alleged that each of the distributors agreed with Dentsply to this condition in violation of Sections 1 and 2 of the Sherman Act and Section 6 of the Clayton Act. At the same time the U.S. Department of Justice was criminally prosecuting Dentsply for the same activities. Ultimately Dentsply was found guilty of the charges.

The civil lawsuit, in which Ryker Dental of Kentucky, Inc. (“Ryker”), our inactive wholly-owned subsidiary, is one of about 15 defendants, was stayed for years because of appeals taken by the plaintiffs from orders by the trial court that since the plaintiffs had not purchased artificial teeth directly from Dentsply, it could not, as a matter of law, have any liability to the plaintiffs or class members. The 3rd Circuit Court of Appeals largely agreed with Dentsply, except that it permitted a claim to proceed that Dentsply and the distributors had conspired to monopolize the artificial teeth market. The case is now in the trial court and discovery against the largest distributors has been permitted by the trial judge. On September 26, 2007, the Court dismissed the case against Ryker for lack of personal jurisdiction and improper venue.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market for our common stock and related stockholder matters is set forth below. The following table sets forth, for the fiscal periods shown, the high and low sales price in dollars per share for our common stock as reported by the Nasdaq Global Market as traded under the symbol “ZILA”.

	High	Low

Fiscal Year Ended July 31, 2007
First quarter	$3.27	$2.02
Second quarter	2.90	1.86
Third quarter	2.40	1.95
Fourth quarter	2.03	1.00
Fiscal Year Ended July 31, 2006
First quarter	$3.99	$3.00
Second quarter	4.04	2.88
Third quarter	3.91	2.95
Fourth quarter	3.61	2.92

The number of stockholders of record of the common stock as of September 30, 2007 was 2,573, with 62,508,711 shares of common stock outstanding.

We have not paid dividends on our common stock and we do not presently intend to do so. The policy of our Board of Directors has been to retain earnings to finance the growth and development of our business. Furthermore, the payment of cash dividends is restricted by the terms of our Amended and Restated Secured Notes, as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources and our Consolidated Financial Statements included elsewhere herein.

Preferred Stock

On February 1, 2001, as part of the IST acquisition, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) to National Healthcare Manufacturing Corporation for the patent rights and the Antioch, Illinois manufacturing operations for swab products. The Preferred Stock is convertible into shares of our common stock at any time at a conversion ratio of one to one. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the Preferred Stock have no voting rights except as required by applicable law. Preferred Stock dividends were $39,000 in each of the fiscal years ending July 31, 2007, 2006 and 2005. Accumulated accrued dividends are $9,750 as of July 31, 2007. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock. As of July 31, 2007, there are 100,000 shares of our Preferred Stock outstanding.

2006 Private Placements

On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40.0 million (collectively, the “Private Placements”). The Private Placements closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placements to fund the Pro-Dentec® acquisition described in Note 3 to the Consolidated Financial Statements included elsewhere herein, and for working capital and general corporate purposes.

Pursuant to the first purchase agreement, we issued and sold:

(i) 9.1 million shares of common stock for $1.75 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6.9 million shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii) Warrants to purchase approximately 5.4 million shares of Zila’s common stock, which became exercisable starting in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 3.1 million shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”);

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into approximately 5.5 million shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase approximately 1.9 million shares of our common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to purchase 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1.7 million at the closing of the Private Placements and on

February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.

The conversion price of the Secured Notes of $2.20 per common share at its commitment date, the date of shareholder approval on December 14, 2006, was below the market price of $2.58 per common share.

As disclosed by the Company in its Current Report on Form 8-K that was filed with the SEC on August 14, 2007 (the “Restructuring Form 8-K”), the Company reached an agreement on August 13, 2007 with certain investors (the “Investors”) in the Private Placements to restructure the Investors’ holdings and provide the Company with relief from certain financial and non-financial covenants contained in the Secured Notes. As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010.

The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at the Company’s option, interest payments can be made at an 8.0% annual rate in shares of the Company’s common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $2.20 per share at the option of the holders of such notes.

In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which the Company can operate, and contain covenants that require the Company to:

(i) Maintain, at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007, free cash in an amount not less than $2.0 million; and

(ii) Maintain, at the end of each of the fiscal quarters ending July 31, 2008 and October 31, 2008, EBITDA of at least $1.00.

As disclosed in the Restructuring Form 8-K, on August 13, 2007, the Company also:

(i) Repurchased 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share;

(ii) Repurchased 227,270 Secured Note Warrants from the Investors for approximately $150,000 in cash, at a price based on a Black — Scholes valuation, or $0.66 per Secured Note Warrant; and

(iii) Paid the Investors a $0.6 million fee.

The Private Placements were made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder. The following investors made purchases in the Private Placements:

•	Atlas Master Fund, Ltd.

•	Booth & Co. FFC Hartmarx Retirement Income Trust

•	Booth & Co. FFC Rush University Medical Center Endowment Account

•	Booth & Co. FFC Rush University Medical Center Pension & Retirement

•	BTG Investments LLC

•	Calhoun & Co. FFC City of Dearborn General Employees Retirement Systems

•	Calhoun & Co. FFC City of Dearborn Policemen and Firemen Revised Retirement Systems

•	Crescent International Ltd.

•	HHMI Investments, L.P.

•	Iroquois Master Fund Ltd

•	Mac & Co.

•	MicroCapital Fund LP

•	MicroCapital Fund LTD

•	Neal Goldman

•	SF Capital Partners Ltd.

•	SRB Greenway Capital, L.P.

•	SRB Greenway Capital (QP), L.P.

•	SRB Greenway Offshore Operating Fund, L.P.

•	Visium Balanced Fund, LP

•	Visium Balanced Offshore Fund, Ltd

•	Visium Long Bias Fund, LP

•	Visium Long Bias Offshore Fund, Ltd

•	Walker Smith Capital, L.P.

•	Walker Smith Capital (QP), L.P.

•	Walker Smith International Fund, Ltd.

•	Whalehaven Capital Fund Limited

•	William Blair Small Cap Growth Fund

Warrants

In addition to the warrants issued in connection with the 2006 Private Placements described above, the Company had the following activity related to its stock purchase warrants:

•	On July 27, 2006, we issued an aggregate of 11,235 shares of common stock to Dr. Lawrence Michaelis, who is a member of our Medical Advisory Board, pursuant to the cashless exercise of a warrant, dated March 23, 2003. The warrant was exercisable for a total of 16,000 shares of common stock and had an exercise price of $0.98 per share. Pursuant to the cashless exercise provisions of the warrant, the number of shares issuable for the warrant was reduced by 4,765 shares. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

•	On March 24, 2006, in connection with the credit facility with Black Diamond Commercial Finance, we issued a warrant to purchase 1.2 million shares of our common stock at $3.79 per share. In connection with the First Amendment and the Fifth Amendment to the Credit Agreement (described and defined in Note 8 to the Consolidated Financial Statements included elsewhere herein), the exercise price of such warrant was reduced to $3.14 per share and $2.22 per share, respectively. The warrant has a term of five years and expires March 24, 2011. The warrant is exercisable at any time during its five-year contract term.

•	On March 14, 2003, we issued warrants to purchase 104,000 shares of our common stock to members of our Medical Advisory Board. The exercise price is $0.98 per share and the warrants have a term of five years. At July 31, 2007, warrants were outstanding to purchase 88,000 shares of our common stock. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Issuer Purchase of Equity Securities

We did not purchase any of our equity securities pursuant to our Stock Repurchase Program during fiscal 2007.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on Zila’s common stock for the five years ended July 31, 2007, with the cumulative total return on the NASDAQ Composite Index and the RDG MicroCap Pharmaceutical Index over the same period (assuming an investment of $100 in Zila’s Common Stock, the NASDAQ Composite Index and the RDG MicroCap Pharmaceutical Index on July 31, 2002, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZILA, Inc., The NASDAQ Composite Index
And The RDG MicroCap Pharmaceutical Index

*	$100 invested on 7/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending July 31.

	7/02	7/03	7/04	7/05	7/06	7/07
ZILA, Inc.	100.0	382.4	501.3	456.3	411.3	162.5
NASDAQ Composite	100.0	128.5	142.7	164.6	161.2	197.6
RDG MicroCap Pharmaceutical	100.0	157.5	132.0	118.0	98.0	81.7

Item 6.	Selected Financial Data

The following tables summarize selected financial information derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this Form 10-K. (in thousands, except per share amounts.)

	For the Years Ended July 31,
	2007	2006	2005	2004	2003

Net revenues	$28,801	$2,822	$1,199	$162	$221
Income (loss) from continuing operations before accounting change(1)	(22,982)	(26,046)	(17,678)	(14,350)	1,523
Basic and diluted net income (loss) per common share from continuing operations(1)	$(0.41)	$(0.57)	$(0.39)	$(0.32)	$0.03

	As of July 31,
	2007	2006	2005	2004	2003

Current assets	$24,854	$22,970	$32,639	$30,123	$35,326
Total assets	63,881	56,364	65,418	62,109	69,020
Current liabilities	10,568	29,824	9,815	7,581	11,518
Long-term debt and capital lease obligations(2)	7,259	3,060	3,328	3,650	3,728
Total liabilities	17,902	33,113	13,696	11,880	15,272
Series B convertible preferred stock	463	463	463	463	463
Total shareholders’ equity	45,979	23,251	51,722	50,228	53,748

(1)	For fiscal 2003: (i) excludes the effects of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in which we recorded a charge of $4.1 million as a “cumulative effect of accounting change,” and (ii) includes a $14.8 million contract settlement gain from our former contract research organization.

(2)	Long-term debt and capital lease obligations are presented net of a discount of $5.3 million for the fiscal year ended July 31, 2007.

As is described more fully in Notes 2 and 3 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere herein, during fiscal 2007, we acquired Pro-Dentec, and during fiscal 2007, 2006 and 2005 we divested (i) our former Nutraceuticals Business Unit and (ii) several operations that were previously part of our former Pharmaceuticals Business Unit including: (i) inventory and technology related to our Peridex® brand of products, (ii) substantially all of the assets and certain defined liabilities of our IST swab operations and (iii) substantially all of the assets of our Zilactin® brand of over-the-counter lip and oral care products.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

You should read the following discussion and analysis (“MD&A”) together with the financial data in the section labeled “Selected Financial Data,” with the risk factors set forth in Item 1A., and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein. In this MD&A, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.

Over the course of the last fiscal year, we have undergone a planned transition from a company with three separate operating segments or business units (Pharmaceuticals, Biotechnology and Nutraceuticals) to a specialty pharmaceutical company dedicated to the prevention, detection and treatment of oral diseases, with a primary focus on oral cancer. To accomplish this transition, we acquired Pro-Dentec, a privately-held, professional dental products company with a national sales organization that markets directly to dental professionals and has a small suite of proprietary, high-margin dental products that complements Zila’s cancer screening and detection products. Pro-Dentec continues to operate as our wholly-owned subsidiary and we now operate primarily under a direct sales distribution model based upon the integration of Pro-Dentec’s sales force. In addition, we divested our former Nutraceuticals Business Unit and several operations that were previously part of our former Pharmaceuticals Business Unit (see Notes 2 and 3 to our Consolidated Financial Statements). Finally, during fiscal 2007, we also completed two private placements of securities for $40.0 million with the proceeds used to complete the Pro-Dentec acquisition and to augment existing working capital.

We manufacture and market ViziLite® Plus with TBlue630tm (“ViziLite® Plus”), our flagship product, which is rapidly enhancing the standard of care for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is the chemiluminescent disposable light product with our patented pharmaceutical-grade toluidine blue, used for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of periodontal products sold directly and exclusively to dental professionals, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTCtm and OraTest® technologies and is developing a pipeline of products focused on oral disease detection and treatment.

In December 2005, we reached an agreement with the Food and Drug Administration (“FDA”) on the design and size of a phase III clinical trial for OraTest® under the FDA’s special protocol assessment process and commenced patient enrollment. The agreement was limited to the ZIL-401 clinical trial and did not include non-clinical and Chemistry, Manufacturing and Control (“CMC”) issues.

Enrollment in ZIL-401 was open for approximately 22 months, through October 5, 2007. The clinical trial was designed to provide support for safety and efficacy in the OraTest® new drug application (“NDA”) and to assess the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and/or alcohol drinkers, ages 45 and older. The demonstration of efficacy in the clinical trial is based upon the achievement of a predetermined number of differences in diagnoses between the standard visual exam and the OraTest® exam.

Patient data for the ZIL-401 trial continues to be monitored by an independent organization to determine if the number of differences required to trigger analysis has been achieved. The results will be available to us in the coming months, but at this time there can be no assurance that the endpoint requirement necessary for trial completion has been, or will be, achieved.

As with any drug development program, the length of the FDA regulatory process and review period varies considerably, as does the amount of data required to demonstrate the safety and efficacy of a specific product. In addition, delays or rejections may be encountered based upon changes in FDA policy, personnel or prior understandings during the period of product development and FDA regulatory review or each new drug application. Even if FDA approval of a drug application is received, such approval may entail limitations on the indicated uses for which the product may be marketed and there is no assurance that the product would be successful in gaining market acceptance.

As previously reported, we recently conducted a comprehensive review of all aspects of the OraTest® program. The review included its history, present status and future prospects, including the regulatory path to approval of OraTest® with the FDA and its post-approval commercial potential and challenges. We also considered the growing market acceptance for its adjunctive oral cancer screening product, ViziLite® Plus with T-Blue630tm, and the fact that we currently have toluidine blue on the market today in the T-Blue630tm marker. Finally, we considered the fact that we have regulatory approval to sell OraTest® in a number of international markets today including the United Kingdom, Australia, Belgium, Holland, Luxembourg, Finland, Greece, Portugal, Bermuda and the Bahamas, none of which require FDA approval.

Following completion of the review and analysis described above, we determined that successfully resolving the outstanding CMC and non-clinical issues will require substantial additional time and funding, both of which exceed our previous estimates. Further, we believe that at least one additional clinical trial will be required, and even if the endpoint is met on the ZIL-401 study, no assurance can be made that the FDA would view the study data and other additional submissions as sufficient to support the approval of the NDA.

We believe that in order to maximize shareholder value, our resources must be directed to those products and programs with the greatest probability of financial return. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form.

Also as previously reported, we have initiated the process of seeking a partner in an effort to realize the value of the ZTCtm platform. ZTCtm, the active staining component in OraTest®, may have additional applications, including the detection of high-risk lesions of the cervix, esophagus and skin. We believe that the potential of these additional therapeutic applications could appeal to a partner.

Finally , we are taking the steps necessary to capture, secure and analyze the clinical and program data obtained to date, which we intend to use to support the growth of the ViziLite® Plus program. We conducted an “impairment” analysis regarding the OraTest® asset and concluded that based upon future sales of toluidine blue in connection with ViziLite® Plus and OraTest® international sales, no impairment of the OraTest® asset is required by generally accepted accounting principles.

Results of Operations

Fiscal Year Ended July 31, 2007 Compared to Fiscal Year Ended July 31, 2006

The key factors influencing Zila’s financial performance and operations during fiscal 2007 include:

(i) Transitioned into a focused specialty pharmaceuticals company through the acquisition of Pro-Dentec and the disposition of non-core assets;

(ii) Changed primarily to a direct sales distribution model upon the integration of the Pro-Dentec national sales force;

(iii) Increased ViziLite® Plus growth by improving dental professional awareness to approximately 80%, expanding our customer base 108% through the addition of over 4,000 new customers, and by increasing insurance coverage by 75% to 15 million covered lives;

(iv) Continued the OraTest® clinical trial and assessed and evaluated the OraTest® program; and

(v) Initiated actions to reduce expenditures in research and development for the OraTest® regulatory program and to streamline our organizational structure to reduce overhead costs by approximately $3.0 million annually.

The following table summarizes our results of continuing operations and related statistical information for the fiscal years ended July 31, 2007 and 2006 (dollars in thousands):

	For the Years Ended July 31,
		% of		% of	%
	2007	Revenue	2006	Revenue	Change

Net revenues	$28,801	100.0%	$2,822	100.0%	920.6%
Cost of products sold	11,857	41.2	1,925	68.2	515.9

Gross profit	16,944	58.8	897	31.8	1,789.0
Operating costs and expenses:
Marketing and selling	14,412	50.0	5,595	198.3	157.6
General and administrative	15,141	52.6	10,467	371.0	44.7
Research and development	7,482	26.0	7,158	253.6	4.5
Depreciation and amortization	2,921	10.1	1,415	50.1	106.4

Loss from operations	(23,012)	(79.9)	(23,738)	(841.2)	(3.1)
Other income (expense) — net	(5,761)	(20.0)	(2,305)	(81.7)	149.9

Loss from continuing operations before income taxes	(28,773)	(99.9)	(26,043)	(922.9)	10.5
Income tax benefit (expense)	5,791	20.1	(3)	(0.1)	(193,133.3)

Loss from continuing operations	$(22,982)	(79.8)%	$(26,046)	(923.0)%	(11.8)

Net revenues increased 920.6% to approximately $28.8 million for fiscal 2007, compared to net revenues of approximately $2.8 million for fiscal 2006. The growth in net revenues for fiscal 2007 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased 143% to $6.6 million in fiscal 2007 from fiscal 2006, primarily as a result of selling direct to dental offices through Pro-Dentec’s national sales organization beginning in December 2006. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our existing distribution channel in the first quarter of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.

Gross profit as a percentage of net revenues was 58.8% for fiscal 2007 compared to 31.8% for fiscal 2006. Prior year’s gross profit reflects our distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus.

Marketing and selling expenses as a percentage of net revenues were 50.0% and 198.3%, for fiscal 2007 and 2006, respectively. Marketing and selling expenses as a percentage of net revenues decreased for fiscal 2007 as a result of the increased revenue base from the Pro-Dentec acquisition. Marketing and selling expenses for fiscal 2007 and 2006 were $14.4 million and $5.6 million, which represents an increase of 157.6%. Pro-Dentec represented the majority of these increases as we integrated its dedicated national sales force that sells directly to dental offices. Increased expenditures for ViziLite® Plus represent the balance of the increase as we continue our efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.

General and administrative expenses were $15.1 million, or 52.6% of net revenues, for fiscal 2007, compared to $10.5 million, or 371.0% of net revenue, for fiscal 2006. The increased expense for fiscal 2007 is primarily related to the acquisition and integration of Pro-Dentec, stock-based compensation costs and additional support costs for ViziLite® Plus and our OraTest® regulatory program, severance, professional fees for the special corporate governance review, and settlement costs for the modification of the Private Placements. For fiscal 2007 and 2006, the reclassification of revenues for discontinued operations significantly impacted general and administrative expenses expressed as a percent of net revenues. General and administrative expenses for continuing operations include significant public-company related costs, which do not vary in relation to net revenues. As noted above, in the fourth quarter of fiscal 2007, we streamlined our operations and reduced overhead costs with an estimated annual savings of approximately $3.0 million dollars.

Research and development expenses increased 4.5% to $7.5 million for fiscal 2007 from $7.2 million in fiscal 2006. Research and development expenses are comprised primarily of costs for the OraTest® regulatory program. We incurred higher expense levels in fiscal 2007 with the continued efforts of our OraTest® regulatory program. As more fully described above, we conducted an extensive review and analysis of our strategic direction, including the OraTest® regulatory program, and in the first quarter of fiscal 2008, we curtailed enrollment in the OraTest® clinical trial and ceased expenditures for CMC and non-clinical aspects of the OraTest® regulatory program. While activities continue to preserve the value of the OraTest® asset, we believe that our level of expenditures for research and development in the coming fiscal year will be substantially reduced over historical levels.

Depreciation and amortization expenses increased 106.4%, to $2.9 million for fiscal 2007 from $1.4 million for fiscal 2006. The increased level of depreciation and amortization expense in fiscal 2007 is primarily related to the acquisition of Pro-Dentec and its related property, plant, equipment and amortizable intangible assets, as more fully described in Note 2 of the accompanying Consolidated Financial Statements.

Other expense was $5.8 million for fiscal 2007, compared to other expense of $2.3 million for fiscal 2006, an increase of 149.9%. The increase relates to increased interest expense arising from the retirement of the credit facility (“Credit Facility”) with Black Diamond Commercial Finance (“BDCF”) in fiscal 2007 and the associated non-cash expense associated with this retirement. During fiscal 2007, an aggregate of approximately $3.8 million of non-cash charges were incurred in relation to the write-off of unamortized debt financing costs and debt discounts upon the repayments of the BDCF Credit Facility and the Industrial Revenue Bonds. These costs were offset by derivative income recognized on the Black Diamond warrant liability in the first quarter.

Income tax benefit of $5.8 million for fiscal 2007 resulted primarily from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gains on the dispositions of the Nutraceuticals Business Unit and the Peridex® product line, which are presented in discontinued operations.

Fiscal Year Ended July 31, 2006 Compared to Fiscal Year Ended July 31, 2005

The key factors influencing Zila’s financial performance and operations during fiscal 2006 include:

(i) Introduced ViziLite® Plus at the October 2005 annual meeting of the American Dental Association and commenced sales in our second fiscal quarter. ViziLite® Plus consists of a chemiluminescent light source (ViziLite®) to improve the identification of lesions and TBlue630tm, the oral lesion marking system, to mark those lesions differentially identified by ViziLite®. ViziLite® Plus with TBlue630tm is designed to be used in a patient population at increased risk for oral cancer.

(ii) Targeted key geographical markets that demonstrated early acceptance of ViziLite® and placed Specialists into 11 key markets as part of our strategy to establish ViziLite® as the standard of care for dental offices in the detection of oral abnormalities;

(iii) Increased dental professional awareness of ViziLite® Plus to greater than 50% of dentists nationally;

(iv) Expanded ViziLite® distribution into 500 of the nation’s group dental practices;

(v) Expanded insurance reimbursement for ViziLite® Plus regionally and nationally;

(vi) Divested IST in July 2006 as part of our ongoing strategy to focus on our core products with the greatest growth potential. (IST is presented as discontinued operations in the accompanying financial statements and no longer part of the Pharmaceuticals Business Unit.)

(vii) Reached agreement in our second fiscal quarter with the FDA on the design and size of a phase III clinical trial under the FDA’s special protocol assessment process and commenced patient enrollment. The clinical trial was designed to provide the support for safety and efficacy of the OraTest® NDA and to assess the efficacy of OraTest® in staining cancerous and pre-cancerous oral lesions in a population of tobacco users and alcohol drinkers, ages 45 and older;

(viii) Continued efforts to re-commission our manufacturing facility as we prepared to commercialize OraTest®; and

(ix) Continued efforts to determine and address the remaining clinical, non-clinical and CMC requirements for the NDA.

The following table summarizes our results of operations and related statistical information for the fiscal years ended July 31, 2006 and 2005 (dollars in thousands):

	For the Years Ended July 31,
		% of		% of	%
	2006	Revenue	2005	Revenue	Change

Net revenues	$2,822	100.0%	$1,199	100.0%	135.4%
Cost of products sold	1,925	68.2	499	41.6	285.8

Gross profit	897	31.8	700	58.4	28.1
Operating costs and expenses:
Marketing and selling	5,595	198.3	2,124	177.1	163.4
General and administrative	10,467	371.0	8,319	693.8	25.8
Research and development	7,158	253.6	6,696	558.5	6.9
Depreciation and amortization	1,415	50.1	1,221	101.8	15.9

Loss from operations	(23,738)	(841.2)	(17,660)	(1,472.8)	34.4
Other income (expense) — net	(2,305)	(81.7)	68	5.6	(3,489.7)

Loss from continuing operations before income taxes	(26,043)	(922.9)	(17,592)	(1,467.2)	48.0
Income tax expense	(3)	(0.1)	(86)	(7.2)	(96.5)

Loss from continuing operations	$(26,046)	(923.0)%	$(17,678)	(1,474.4)%	47.3

Net revenues increased 135.4% to approximately $2.8 million for fiscal 2006, compared to net revenues of approximately $1.2 million for fiscal 2006. The growth in net revenues for fiscal 2006 was driven by the launch of ViziLite® Plus with TBlue630tm and our strategy of educating the dental professional and broadening distribution channels. In the fourth quarter of fiscal 2006, we began to prepare for the acquisition of Pro-Dentec and the transition to a national sales force that would provide us with the opportunity to sell ViziLite® Plus directly to dentists. We focused our fourth quarter sales and marketing efforts toward ViziLite® Plus adoption and integration within dental practices resulting in continued increased in acceptance, growth and repeat orders by dental offices from dental distributors. However, we made deliberate reductions in sales to our existing distribution channel as we prepared for modifying our means of distribution. The upward trend of quarterly ViziLite®/ViziLite® Plus revenues generated during the preceding seven quarters was disrupted by these strategic measures.

Gross profit as a percentage of net revenues was 31.8% for fiscal 2006 compared to 58.4% for fiscal 2005 primarily as a result of incentives offered to dentists in support of ViziLite® Plus as well as one time costs of certain TBlue630tm swabs provided to existing ViziLite® users upon the launch of ViziLite® Plus.

Marketing and selling expenses as a percentage of net revenues were 198.3% and 177.1%, for fiscal 2006 and 2005, respectively. Marketing and selling expenses for fiscal 2006 and 2005 were $5.6 million and $2.1 million, which represent an increase of 163.4%. Marketing and selling expenses increased for fiscal 2006 as we introduced ViziLite® Plus with TBlue630tm in the second quarter and as we executed our strategy to establish ViziLite® Plus as the standard of care for oral abnormality screening.

General and administrative expenses were $10.5 million, or 371.0% of net revenues, for fiscal 2006, compared to $8.3 million, or 693.8% of net revenue, for fiscal 2005. Cost reduction measures undertaken during the year were offset by increased expenses related primarily to (i) additional professional, business development and consulting fees, (ii) the addition of senior leadership personnel, (iii) growth in support functions for our regulatory program and for our ViziLite® product line and stock compensation expense recognized under SFAS No. 123R.

Research and development expenses increased 6.9%, to $7.2 million for fiscal 2006 from $6.7 million in fiscal 2005. Research and development expenses are comprised primarily of costs for the OraTest® regulatory program. We incurred higher expense levels in fiscal 2006 with the commencement of a new phase III clinical trial in the second fiscal quarter, with the continued efforts of our OraTest® regulatory program, and with the re-commissioning of our manufacturing facility.

Depreciation and amortization expenses increased 15.9%, to $1.4 million for fiscal 2006 from $1.2 million for fiscal 2005. The increased level of depreciation and amortization expense in fiscal 2006 is primarily related to depreciation and amortization relative to additions of property and equipment and patents and trademarks.

Other expense was $2.3 million for fiscal 2006 compared to less than $0.1 million of other income for fiscal 2005. The increase in other expense relates to new borrowings in fiscal 2006 resulting in a significant increase in interest expense. In addition to the stated interest due on the secured term loan facility, interest expense included the amortization of debt issue costs and debt discount that resulted from the issuance of a stock purchase warrant in connection with that facility.

Inflation and Seasonality

Inflation has had no unique or material effect on the operations or financial condition of our businesses. Historically, our consolidated operations are not considered seasonal in nature.

Liquidity and Capital Resources

Overview

Historically, our liquidity needs arise from working capital requirements, the funding of our research and development program, the launch of our new products, acquisitions and debt service. We have traditionally met these cash requirements through our cash and cash equivalents, financing transactions, cash from operations, working capital management, the sale of non-core operations and proceeds from the issuance of common stock under our employee stock option and stock purchase programs. Our research and development program required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities.

As more fully described above, we evaluated the strategic direction of the company, including an assessment of the OraTest® regulatory program, and we believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. Further, we believe that our greatest potential lies within the synergies created with the acquisition of Pro-Dentec, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form.

In order to pursue our strategy with our currently available funds, we believe that it is necessary to reduce future research and development expenditures on the OraTest® regulatory program. Additionally, in the fourth quarter of fiscal 2007, we took actions to streamline our operations and reduce overhead expenditures by approximately $3.0 million annually. With our cost reduction measures and with the anticipated growth in ViziLite® Plus and our other core products, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our planned operations over the next 12 months.

Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	For the Years Ended July 31,
	2007	2006	2005

Net cash used in operating activities	$(14,967)	$(20,809)	$(7,387)
Net cash provided by (used in) investing activities	12,395	(5,290)	16,588
Net cash provided by financing activities	13,473	17,119	57

	As of July 31,
	2007	2006

Cash and cash equivalents	$14,859	$3,958
Working capital	14,286	(6,854)
Current ratio	2.4	0.8

At July 31, 2007, our primary sources of liquidity included cash and cash equivalents of $14.9 million compared to $4.0 million as of July 31, 2006. Our working capital was $14.3 million as of July 31, 2007 compared to negative $6.9 million as of July 31, 2006. The improvement in cash and cash equivalents and in working capital at the end of fiscal 2007 resulted primarily from the net proceeds received from the Private Placements of debt and equity and the dispositions of the Nutraceuticals Business Unit and our Peridex product line. Also, at July 31, 2006, working capital was negatively affected by the classification of debt of $18.0 million (net of discount) as a current obligation. Our current ratio has improved to 2.4 as of July 31, 2007 compared to 0.8 as of July 31, 2006, primarily as a result of the working capital improvements outlined above.

Operating Activities

Net cash used in operating activities was $15.0 million for fiscal 2007 compared to $20.8 million for fiscal 2006. The decrease for fiscal 2007 resulted from the reduced cash loss from continuing operations as a result of the Pro-Dentec acquisition and a reduced cash loss from discontinued operations as a result of the disposition of the Nutraceuticals Business Unit and Peridex product line. Additionally, reduced levels of inventory and accounts receivable through the disposition of the Nutraceuticals Business Unit and increased accounts payable and accrued liabilities resulting from the Pro-Dentec acquisition provided working capital improvements of approximately $0.6 million over the prior year period.

Net cash used in operating activities was $20.8 million for fiscal 2006 compared to $7.4 million for fiscal 2005. The increase for fiscal 2006 resulted primarily from the funding of our operating loss, the increase in inventory arising from lower than anticipated sales levels, a decrease in our accounts payable and accrued liabilities and business development costs related to the disposition of the Nutraceuticals Business Unit and acquisition of Pro-Dentec. These uses were offset primarily by (i) non-cash items related primarily to depreciation and amortization, stock based compensation and financing costs and discounts related to our Credit Facility; and (ii) a decrease in accounts receivable of $7.5 million.

Investing Activities

Net cash provided by investing activities was $12.4 million for fiscal 2007 compared to net cash used in investing activities of $5.3 million for fiscal 2006. Significant components of cash provided by investing activities during fiscal 2007 included net proceeds of $34.9 million and $9.4 million for the dispositions of the Nutraceuticals Business Unit and Peridex product line, respectively. Collateral returned upon the retirement of the Industrial Revenue Bonds also provided $3.6 million. Separately, we used $34.1 million to acquire Pro-Dentec. For fiscal 2006, we used $5.2 million to increase the restricted cash collateral for the letter of credit supporting the Industrial Revenue Bonds and for capital asset purchases and expenditures for patents and trademarks.

Net cash used in investing activities was $5.3 million for fiscal 2006 compared to net cash provided by investing activities of $16.6 million for fiscal 2005. For fiscal 2006, we used $5.2 million to increase the restricted cash collateral for the letter of credit supporting the Industrial Revenue Bonds and for capital asset purchases and expenditures for patents and trademarks. Capital expenditures for property and equipment were $1.0 million for fiscal 2006 compared to $1.9 million for fiscal 2005. Our capital expenditures were directed toward investments in (i) an improved Ester-C® production and development capability at our former Nutraceuticals Business Unit and (ii) preparations for commercialization of TBlue630tm and OraTest® in the Biotechnology Business Unit. Separately, the fiscal 2005 results include $11.0 million of net proceeds associated with the Zilactin disposition and $8.0 million for proceeds from the sale of short-term investments.

Financing Activities

Net cash provided by financing activities was $13.5 million for fiscal 2007 compared to $17.1 million for fiscal 2006. The decrease in cash provided by financing activities in fiscal 2007 relates to the repayment of the Credit Facility, the Industrial Development Revenue Bonds and equipment and mortgage notes of Pro-Dentec. Offsetting these payments are gross proceeds from the Private Placements of $40.0 million.

Net cash provided by financing activities was $17.1 million for fiscal 2006 compared to $0.1 million for fiscal 2005. Proceeds from the term loan under our Credit Facility were the primary source of funds in fiscal 2006, while the issuance of common stock under our employee stock purchase plan and exercised stock options provided funds in both years. Short-term borrowings under our previous line of credit with Wells Fargo Bank provided funding during fiscal 2005. On March 24, 2006, we repaid $3.5 million outstanding under the Wells Fargo line of credit with proceeds from the new term loan.

Private Placements

On November 13, 2006, we entered into two separate purchase agreements that, in the aggregate, provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40.0 million (collectively, the “Private Placements”). The Private Placements closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placements to fund the Pro-Dentec acquisition and for working capital and general corporate purposes.

Pursuant to the first purchase agreement, we issued and sold:

(i) 9.1 million shares of common stock for $1.75 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6.9 million shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii) Warrants to purchase approximately 5.4 million shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 3.1 million shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”);

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into approximately 5.5 million shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase approximately 1.9 million shares of our common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to purchase 1,218,701 shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1.7 million at the closing of the Private Placements and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.

As more fully described in Notes 8 and 15 to our consolidated financial statements, on August 13, 2007, subsequent to our fiscal year-end, we reached an agreement with certain investors in the Private Placements to restructure their holdings and provide relief from certain financial and non-financial covenants contained in the Secured Notes. As more fully described elsewhere in this filing, these investors, and one other, had also previously disputed the extent of certain registration rights granted in connection with the securities issued in the Private Placements.

In an effort to resolve the aforementioned dispute and to obtain covenant relief, Zila and certain of the investors with whom we had the dispute, agreed to take certain actions and restructure the investors’ holdings (the “Restructuring”). As part of the Restructuring, on August 13, 2007, Zila entered into an Amendment Agreement (the “Amendment Agreement”) with Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd. (collectively, the “Investors”), which provides for, among other things, the following:

(i) Zila repurchased 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share;

(ii) Zila repurchased 227,270 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black — Scholes valuation or $0.66 per Secured Note Warrant;

(iii) Zila and the Investors agreed to amend and restate the Secured Notes (the “Amended and Restated Secured Notes”) on the terms set forth below and in Notes 8 and 15; and

(iv) Zila paid the Investors a $0.6 million fee.

We believe that the Restructuring strengthens our cash position by relaxing the minimum cash and EBITDA covenants and allows future interest to be paid in kind with common stock. The Amended and Restated Secured Notes are in the same aggregate principal amount as the Secured Notes, or $12.0 million, but are now due July 31, 2010. They bear interest, payable quarterly, at 7% per annum, but at our option, interest payments can be made at an 8% annual rate in shares of our common stock at a price equal to 90% of the average closing bid price of such common stock for the 10 trading days immediately prior to the relevant interest payment date. The required cash balance was reduced from $10.5 million to $2.0 million commencing July 31, 2007 and defined EBITDA of at least $1.00 is required for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.

Failure to satisfy the financial covenants, or to maintain compliance with the negative covenants described in our definitive proxy statement filed with the SEC on November 24, 2006, could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, Zila also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. Also, on August 13, 2007, Zila and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which is described further in Note 15; however, a registration rights dispute remains with one investor. Separately, a side letter that imposed certain corporate governance obligations on the Company, the most notable of which that had not yet been fulfilled was to appoint two additional directors to the Company’s Board of Directors, was terminated.

Credit Facility

On March 24, 2006, we, certain of our domestic subsidiaries and BDCF, as the initial lender and administrative agent, entered into the Credit Facility. On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business Unit and the Credit Facility was terminated. Upon termination of the Credit Facility, we recognized a non-cash loss of approximately $3.6 million for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.

Industrial Development Revenue Bonds

On September 28, 2006, as a requirement of the nutraceuticals disposition, we redeemed Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila. Upon the retirement of the bonds, we recognized a loss of approximately $0.2 million for the write-off of the unamortized deferred financing costs. These bonds were included in long-term assets of discontinued operations at July 31, 2006.

PharmaBio Investment

In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $0.5 million in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregate amount of the royalty payments cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Preferred Stock

On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of the IST acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. The Preferred Stock dividends were $39,000 each year during fiscal 2007, 2006 and 2005. At July 31, 2007, accumulated accrued dividends are $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price on our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock shall be convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the then remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one.

EBITDA

We utilize EBITDA (defined as earnings (loss) before interest, taxes, depreciation, and amortization) to monitor compliance with the covenants contained in our Amended and Restated Secured Notes, some of which are based on EBITDA. Although we use EBITDA as a financial measure to monitor compliance with debt covenants, it does not include certain material costs, expenses, and other items necessary to operate our business. Because EBITDA does not include these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for Net Cash Used in Operating Activities or as the sole indicator of our financial performance since Net Cash Used in Operating Activities provides a more complete measure of our performance.

The following is a reconciliation of EBITDA to GAAP measures (unaudited) (in thousands):

	For the Years Ended July 31,
	2007	2006	2005

EBITDA	$(2,620)	$(24,498)	$3,939
Interest income	579	344	188
Interest expense	(7,639)	(2,153)	(196)
Income tax expense	(65)	(4)	(86)
Amortization of financing costs	2,513	488	36
Amortization of debt discounts	3,625	393	—
Non-cash interest on term loan	202	284	—
Non-cash derivative (income) expense	(1,059)	137	—
Gain (loss) from disposition of discontinued operations	(16,185)	629	(9,781)
Loss on sale of assets	2	27	6
Non-cash research and development expense	—	—	49
Non-cash stock-based compensation expense	1,691	528	43
Non-cash charge for options issued to outside parties	49	103	—
Other non-cash items — net	202	(194)	(8)
Changes in operating assets and liabilities:
Trade receivables	902	7,499	(3,395)
Inventories	(62)	(3,921)	(201)
Prepaid expenses and other assets	496	(298)	69
Accounts payable and accrued liabilities	2,402	(173)	1,950

Net cash used in operating activities	$(14,967)	$(20,809)	$(7,387)

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

The table below summarizes our future cash contractual obligations as of July 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years presented (in thousands):

						Beyond
	2008	2009	2010	2011	2012	5 Years	Total

Long-term debt (1)	$840	$840	$12,840	$—	$—	$500	$15,020
Capital lease obligations	92	78	35	—	—	—	205
Operating leases	672	437	177	72	—	—	1,358
Purchase obligations	360	360	—	—	—	—	720

Total	$1,964	$1,715	$13,052	$72	$—	$500	$17,303

(1)	Includes interest on our Secured Notes of $0.8 million for fiscal 2008 to 2010, which reflects a 7% rate for our Amended and Restated Secured Notes (see Note 8). However, at our option, interest payments can be made at an 8% annual rate in shares of our common stock at a price equal to 90% of the average closing bid price of such common stock for the 10 trading days immediately prior to the relevant interest payment date.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, chargebacks, rebates, returns and other pricing adjustments, depreciation and amortization and other contingencies and litigation. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we sell our products. There are several accounting policies that we believe are significant to the presentation of our consolidated financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. Note 1 to our Consolidated Financial Statements “Nature of Business Activities, Basis of Presentation and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. We believe our most critical accounting policies are as follows:

Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, upon delivery to the designated carrier. Cash discounts, sales incentives, and returns are estimated and recognized as a reduction of revenue at the time of sale based upon historical experience and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of $173,000 and $9,000 as of July 31, 2007 and 2006, respectively. We evaluate these estimates on a quarterly basis and revise them as necessary.

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

Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments.

We make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to Consolidated Financial Statements.

Goodwill, Intangibles and Other Long-Lived Assets — We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We assess the impairment of goodwill annually, and for other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill, intangibles and other long-lived assets, our policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years originating subsequent to the issuance of SAB No. 108, the prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. We are currently evaluating the impact of SFAS No. 157 to determine whether its adoption will have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation, which for us will be our fiscal year beginning August 1, 2007. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 to determine whether its adoption will have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This standard amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be our fiscal year beginning August 1, 2007, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact to our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating whether to adopt SFAS No. 159.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted.

As described more fully in Notes 8 and 15, in March 2006, we entered into a debt agreement that required issuance of a warrant to purchase 1.2 million shares of our common stock. As required under the debt agreement, we registered the common shares underlying the warrant with the Securities and Exchange Commission (“SEC”) and must maintain such registration over the term of the warrant. At the time of issuance, the obligation created by our agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. The fair value of the warrant was recorded as a debt discount amortizable as interest expense over the life of the debt using the effective interest method. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.

As permitted under FSP EITF 00-19-2, we elected early adoption as of the beginning of our fiscal quarter beginning November 1, 2006. At such time, we recorded the effect of applying FSP EITF 00-19-2 to our derivative liability for the BCDF warrant using the cumulative-effect transition method, which resulted in a decrease in derivative liability of approximately $1.5 million and an increase to the carrying amount of additional paid-in capital of approximately $2.5 million, representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit of approximately $0.9 million, as set forth in our Consolidated Statements of Shareholders’ Equity. The cumulative adjustment is not recorded in the consolidated statements of operations and prior periods are not adjusted.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

With the redemption of the Industrial Development Revenue Bonds on September 28, 2006, our exposure to market risk for a change in interest rates relates primarily to our investments, which consists of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value at July 31, 2007 approximates market value and at maturity. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

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

All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this annual report and are presented beginning on Page F-1.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of Zila, Inc (“Zila” or the “Company”) is responsible for establishing and maintaining effective internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On November 28, 2006, Zila acquired Professional Dental Technologies, Inc. (“Pro-Dentec”). The Company has excluded Pro-Dentec from its assessment of internal control over financial reporting as of July 31, 2007 because Pro-Dentec was acquired during fiscal 2007. Pro-Dentec constituted 61% and 80% of total assets and net assets, respectively, as of July 31, 2007, and 96% and 4% of revenues and loss from continuing operations, respectively, for the fiscal year then ended.

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 31, 2007.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended July 31, 2007, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears in Item 8 of this filing.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting.

The report is included in Item 8 of this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, and regarding compliance with Section 16(a) of the Securities Act of 1934, will be included in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on December 13, 2007 (the “Proxy Statement”) and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in the Proxy Statement.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted in the “Corporate Governance” section of the Investor Relations portion of our website at www.zila.com and is titled “Code of Business Conduct.” We also have a “Code of Ethical Conduct for Financial Personnel” which applies solely to our finance personnel and which is posted in the same place on our website. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics relating to an executive officer by posting such information on our website, unless otherwise required by Nasdaq Marketplace Rules to disclose any such waiver on Form 8-K.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of directors. The procedures for submitting shareholder nominations or recommendations will be included in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.  The Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

(a)(2) Financial Statement Schedule.  The Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 is incorporated herein by reference as the list of financial statements required as part of this report. The Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 is incorporated herein by reference as the list.

(a)(3) Exhibits.  The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

Documents filed as exhibits to this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit		Method
Number	Description	of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Certificate of Amendment to Certificate of Incorporation	M
3-C	Certificate of Amendment to Certificate of Incorporation	V
3-D	Bylaws of Zila, Inc., as amended and restated through August 16, 2007	Ad
4-A	Specimen Stock Certificate	A
4-B	Form of 12% Unsecured Note due May 2007	W
4-C	Form of 6% Senior Secured Note due November 2009	W
4-D	Form of Initial Warrant	W
4-E	Form of Additional Warrant	W
4-F	Form of Secured Note Warrant	W
4-G	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC	X
4-H	Form of Amended and Restated Senior Secured Convertible Note due July 2010	Ac
10-A	Employee Stock Purchase Plan(1)	E
10-B	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	H
10-C	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	I
10-D	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	I
10-E	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	I
10-F	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	J
10-G	1997 Stock Award Plan, as amended, dated September 30, 2004(1)	K
10-H	Offer letter between Zila, Inc. and Gary V. Klinefelter dated November 16, 2004(1)	L
10-I	Retention Agreement with Andrew A. Stevens effective March 7, 2005(1)	L
10-J	Retention Agreement with Diane E. Klein effective March 7, 2005(1)	L
10-K	Agreement of Purchase and Sale of Assets dated June 27, 2005 with Blairex Laboratories, Inc.	M
10-L	Form of Option Agreement(1)	M

Exhibit		Method
Number	Description	of Filing

10-M	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-N	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-O	Second Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	O
10-P	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	P
10-Q	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	Q
10-R	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	R
10-S	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.	N
10-T	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006	N
10-U	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.	N
10-V	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	N
10-W	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	R
10-X	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006	S
10-Y	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc.	T
10-Z	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Aa	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Ab	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto	U
10-Ac	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto	W
10-Ad	Engagement Letter, dated July 14, 2006, by and between Zila, Inc. and Roth Capital Partners, LLC	Ae
10-Ae	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Af	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Ag	Offer letter between Zila, Inc. and Lawrence A. Gyenes(1)	Y
10-Ah	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company	Z

Exhibit		Method
Number	Description	of Filing

10-Ai	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 30, 2007(1)	Ab
10-Aj	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 30, 2007(1)	Ab
10-Ak	Form of Restricted Stock Award Agreement(1)	Ab
10-Al	Severance Agreement and Release of Claims, dated June 13, 2007, by and between Zila, Inc. and Douglas D. Burkett	Aa
10-Am	Registration Rights Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-An	Amendment Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-Ao	Offer Letter, accepted August 16, 2007, by and between Zila, Inc. and David R. Bethune	Ad
10-Ap	Severance Agreement and Release, dated July 30, 2007, by and between Zila, Inc. and Lawrence A. Gyenes	*
21	Subsidiaries of Registrant	*
23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	*
24.1	Power of Attorney (included on page 45 of this Annual Report on Form 10-K)	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002

C	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 3, 2000

D	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

E	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

G	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2002

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003

I	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004

K	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 8, 2004

L	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005

M	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005

N	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006

O	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2006

P	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006

Q	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2006

R	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006

S	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed September 6, 2006

T	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 4, 2006

U	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 17, 2006

V	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 24, 2006

W	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2006

X	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2007

Y	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2007

Z	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2007

Aa	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2007

Ab	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007

Ac	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007

Ad	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 22, 2007

Ae	Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 23, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of October, 2007.

ZILA, INC., a Delaware corporation

/s/ FRANK J. BELLIZZI
Frank J. Bellizzi
Executive Vice President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Bellizzi his or her attorney-in-fact, with the full power of substitution, for such person, in any and all capacities, to sign the Zila, Inc. Annual Report on Form 10-K and all amendments thereto, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID R. BETHUNE David R. Bethune	Executive Chairman of the Board	October 15, 2007

/s/ J. STEVEN GARRETT J. Steven Garrett	Director	October 15, 2007

/s/ DAVID GOLDMAN David Goldman	Director	October 15, 2007

/s/ LESLIE H. GREEN Leslie H. Green	Director	October 15, 2007

/s/ O. B. PARRISH O. B. Parrish	Director	October 15, 2007

/s/ GEORGE J. VUTURO George J. Vuturo	Director	October 15, 2007

/s/ DIANE E. KLEIN Diane E. Klein	Vice President — Finance	October 15, 2007

APPENDIX F

ZILA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited Zila, Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zila, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Professional Dental Technologies, Inc. (“Pro-Dentec”), which was acquired on November 28, 2006, and which is included in the consolidated balance sheets of Zila, Inc. as of July 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Pro-Dentec constituted 61% and 80% of total assets and net assets, respectively, as of July 31, 2007, and 96% and 4% of revenues and loss from continuing operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Pro-Dentec because of the timing of the acquisition which was completed on November 28, 2006. Our audit of internal control over financial reporting of Zila, Inc. also did not include an evaluation of the internal control over financial reporting of Pro-Dentec.

In our opinion, Zila, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zila, Inc. as of July 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007 and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Phoenix, Arizona
October 12, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc. and subsidiaries as of July 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. and subsidiaries at July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zila Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Phoenix, Arizona
October 12, 2007

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$14,859,159	$3,958,190
Trade receivables — net of allowances of $173,000 and $9,000	4,273,580	254,786
Inventories — net	4,074,733	1,845,773
Prepaid expenses and other current assets	1,646,229	1,513,462
Current assets of discontinued operations	—	15,397,949

Total current assets	24,853,701	22,970,160
Property and equipment — net	6,219,436	1,684,017
Purchased technology — net	9,884,017	2,552,937
Goodwill — net	10,171,351	—
Trademarks and other intangible assets — net	11,555,041	3,842,448
Other assets	1,197,684	2,721,885
Long-term assets of discontinued operations	—	22,592,498

Total assets	$63,881,230	$56,363,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,043,608	$2,088,479
Accrued liabilities	5,751,697	1,791,906
Warrant and common stock repurchase liability	1,376,393	2,369,965
Short-term borrowings	—	30,347
Current portion of deferred gain on sale leaseback	152,976	152,976
Current portion of long-term debt and capital lease obligations	77,472	18,067,681
Current liabilities of discontinued operations	165,368	5,322,862

Total current liabilities	10,567,514	29,824,216
Deferred gain on sale leaseback	75,659	228,635
Long-term debt and capital lease obligations — net of current portion	7,258,569	527,874
Long-term liabilities of discontinued operations	—	2,532,137

Total liabilities	17,901,742	33,112,862

Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value — 147,500,000 and 65,000,000 shares authorized, 62,466,338 and 46,007,593 shares issued and outstanding	62,466	46,008
Additional paid-in capital	123,436,957	85,305,331
Accumulated deficit	(76,054,251)	(61,929,007)
Accumulated other comprehensive loss	(127,118)	(82,678)
Treasury stock, at cost (1,151,243 and 218,411 common shares)	(1,801,066)	(551,071)

Total shareholders’ equity	45,979,488	23,251,083

Total liabilities and shareholders’ equity	$63,881,230	$56,363,945

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2007	2006	2005

Net revenues	$28,800,840	$2,821,548	$1,199,076
Cost of products sold	11,856,957	1,924,857	499,456

Gross profit	16,943,883	896,691	699,620
Operating costs and expenses:
Marketing and selling	14,411,711	5,594,879	2,124,009
General and administrative	15,140,696	10,466,919	8,318,709
Research and development	7,482,374	7,158,034	6,695,507
Depreciation and amortization	2,921,045	1,415,075	1,220,702

Loss from operations	(23,011,943)	(23,738,216)	(17,659,307)

Other income (expense):
Interest income	550,035	270,638	178,110
Interest expense	(7,385,539)	(1,920,428)	(30,556)
Derivative income (expense)	1,058,873	(136,722)	—
Loss on sale of assets	(933)	(20,791)	(362)
Other income (expense)	16,422	(497,104)	(79,949)

Total other income (expense)	(5,761,142)	(2,304,407)	67,243

Loss from continuing operations before income taxes	(28,773,085)	(26,042,623)	(17,592,064)
Income tax benefit (expense)	5,790,964	(3,600)	(86,300)

Loss from continuing operations	(22,982,121)	(26,046,223)	(17,678,364)

Income (loss) from discontinued operations	(510,625)	(2,671,246)	8,996,799
Gain (loss) on disposal of discontinued operations	16,185,058	(628,862)	9,781,029
Income tax expense	(5,856,405)	—	—

Total income (loss) from discontinued operations	9,818,028	(3,300,108)	18,777,828

Net income (loss)	(13,164,093)	(29,346,331)	1,099,464
Preferred stock dividends	39,000	39,000	39,000

Net income (loss) attributable to common shareholders	$(13,203,093)	$(29,385,331)	$1,060,464

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.41)	$(0.57)	$(0.39)
Income (loss) from discontinued operations	0.18	(0.07)	0.41

Net loss attributable to common shareholders	$(0.23)	$(0.64)	$0.02

Weighted average common shares outstanding — basic and diluted	56,377,332	45,702,651	45,564,562

Consolidated Statements of Comprehensive Loss
Net income (loss)	$(13,164,093)	$(29,346,331)	$1,099,464
Foreign currency translation adjustment	(44,440)	(18,754)	9,529

Comprehensive income (loss)	$(13,208,533)	$(29,365,085)	$1,108,993

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, July 31, 2004	100,000	$462,500	45,723,296	$45,723	$83,968,913	$(33,604,140)	$(73,453)	$(571,373)	$50,228,170
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock under employee stock purchase plan	—	—	66,519	67	223,017	—	—	—	223,084
Exercise of common stock options and warrants	—	—	74,235	74	127,882	—	—	—	127,956
Issuance of common stock from treasury	—	—	—	—	3,445	—	—	20,302	23,747
Trylon share adjustment to market value	—	—	—	—	49,000	—	—	—	49,000
Foreign currency translation	—	—	—	—	—	—	9,529	—	9,529
Net income	—	—	—	—	—	1,099,464	—	—	1,099,464

Balance, July 31, 2005	100,000	462,500	45,864,050	45,864	84,372,257	(32,543,676)	(63,924)	(551,071)	51,721,950
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock under employee stock purchase plan	—	—	49,913	50	153,874	—	—	—	153,924
Exercise of common stock options and warrants	—	—	93,630	94	171,850	—	—	—	171,944
Stock-based compensation expense	—	—	—	—	607,350	—	—	—	607,350
Foreign currency translation	—	—	—	—	—	—	(18,754)	—	(18,754)
Net loss	—	—	—	—	—	(29,346,331)	—	—	(29,346,331)

Balance, July 31, 2006	100,000	462,500	46,007,593	46,008	85,305,331	(61,929,007)	(82,678)	(551,071)	23,251,083
Cumulative-effect adjustment of adopting FSP No. EITF 00-19-2	—	—	—	—	2,460,489	(922,151)	—	—	1,538,338
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock	—	—	9,100,000	9,100	7,611,781	—	—	—	7,620,881
Issuance of common stock purchase warrants	—	—	—	—	16,888,348	—	—	—	16,888,348
Conversion of unsecured debt	—	—	6,900,000	6,900	4,445,448	—	—	—	4,452,348
Beneficial conversion feature of secured debt	—	—	—	—	4,397,050	—	—	—	4,397,050
Issuance of shares in settlement of liability	—	—	289,728	290	659,710	—	—	—	660,000
Issuance of common stock under employee stock purchase plan	—	—	10,703	10	16,893	—	—	—	16,903
Exercise of common stock options and warrants	—	—	30,000	30	42,645	—	—	—	42,675
Stock-based compensation expense	—	—	128,314	128	1,735,660	—	—	—	1,735,788
Accrued repurchase of common shares and warrants	—	—	—	—	(126,398)	—		(1,249,995)	(1,376,393)
Foreign currency translation	—	—	—	—	—	—	(44,440)	—	(44,440)
Net loss	—	—	—	—	—	(13,164,093)	—	—	(13,164,093)

Balance, July 31, 2007	100,000	$462,500	62,466,338	$62,466	$123,436,957	$(76,054,251)	$(127,118)	$(1,801,066)	$45,979,488

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(13,164,093)	$(29,346,331)	$1,099,464
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,419,630	3,036,211	2,745,486
Amortization of financing costs	2,512,724	487,556	36,418
Amortization of debt discounts	3,624,602	393,219	—
Non-cash interest on term loan	201,940	283,981	—
Non-cash derivative (income) expense	(1,058,873)	136,722	—
Loss (gain) from disposition of discontinued operations	(16,185,058)	628,862	(9,781,029)
Loss on sale of assets	1,769	27,387	6,202
Non-cash research and development expense	—	—	49,000
Non-cash stock-based compensation expense	1,691,275	527,700	42,860
Non-cash charge for options issued to outside parties	49,148	102,808	—
Other non-cash items — net	201,580	(193,986)	(7,912)
Changes in operating assets and liabilities (excluding the effect of the Pro-Dentec acquisition):
Trade receivables	901,657	7,498,718	(3,395,402)
Inventories	(61,686)	(3,920,543)	(200,796)
Prepaid expenses and other assets	495,792	(297,723)	68,567
Accounts payable and accrued liabilities	2,402,324	(173,173)	1,949,787

Net cash used in operating activities	(14,967,269)	(20,808,592)	(7,387,355)

Cash flows from investing activities:
Additions to property and equipment	(969,228)	(1,017,726)	(1,871,230)
Additions to intangible assets	(498,954)	(1,115,497)	(553,122)
Restricted cash deposited to collateralize letter of credit	3,610,950	(3,083,167)	(10,430)
Proceeds from sale of assets	—	8,289	500
Acquisition of Pro-Dentec	(34,058,808)	(723,826)	—
Proceeds from disposition of discontinued operations	44,311,249	641,750	11,022,608
Proceeds from sale of short-term investments	—	—	8,000,000

Net cash provided by (used in) investing activities	12,395,209	(5,290,177)	16,588,326

Cash flows from financing activities:
Short-term borrowings (repayments) — net	(30,347)	(123,988)	154,335
Proceeds from issuance of common stock	15,980,323	302,710	317,580
Proceeds from convertible notes payable	24,075,000	—	—
Proceeds from secured term loan	—	20,000,000	—
Financing costs	(2,551,339)	(2,285,237)	—
Principal payments on long-term debt	(23,961,608)	(735,043)	(347,034)
Dividends paid to preferred stockholders	(39,000)	(39,000)	(68,250)

Net cash provided by financing activities	13,473,029	17,119,442	56,631

Net increase (decrease) in cash and cash equivalents	10,900,969	(8,979,327)	9,257,602
Cash and cash equivalents — beginning of year	3,958,190	12,937,517	3,679,915

Cash and cash equivalents — end of year	$14,859,159	$3,958,190	$12,937,517

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business Activities, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business Activities and Basis of Presentation

Zila, Inc. and subsidiaries (“Zila”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is a specialty pharmaceutical company dedicated to the prevention, detection and treatment of oral diseases, with a primary focus on oral cancer.

Following the sale of our Nutraceuticals Business Unit on October 2, 2006 and our Peridex® brand of prescription periodontal rinse on May 31, 2007 (see Note 3) and the acquisition of Professional Dental Technologies, Inc. (“Pro-Dentec”) on November 28, 2006 (see Note 2), we manufacture and market ViziLite® Plus with TBlue630tm (“ViziLite® Plus”), our flagship product, which is rapidly enhancing the standard of care for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is the chemiluminescent disposable light product with our patented pharmaceutical-grade toluidine blue, used for the illumination and marking of oral mucosal abnormalities in patients at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of periodontal products sold exclusively and directly to dental professionals, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our research and development division holds expertise in pre-cancer/cancer detection through our patented Zila Tolonium Chloride (“ZTCtm”) and OraTest® technologies, and is developing a pipeline of products focused on oral disease detection and treatment.

With the acquisition of Pro-Dentec in November 2006, we primarily sell directly to dental offices through our dedicated national sales force. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. Pro-Dentec is certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. We believe that these seminars are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening.

Prior to the acquisition of Pro-Dentec and disposals of our Nutraceuticals Business Unit and our Peridex® brand of prescription periodontal rinse described above and elsewhere herein, our business was organized into the following Business Units: Nutraceuticals, Pharmaceuticals and Biotechnology. The Nutraceuticals Business Unit included Zila Nutraceuticals, Inc., a manufacturer and marketer of Advanced Protection Ester-C® and Ester-E®, proprietary, branded, highly effective forms of vitamin C and vitamin E. The Zila Pharmaceuticals Business Unit included Zila Pharmaceuticals, Inc. and the ViziLite® chemiluminescent disposable light product for illumination of oral mucosal abnormalities, Peridex® prescription periodontal rinse, the plastic molded products of Zila Swab Technologies, Inc., dba Innovative® Swab Technologies (“IST”), which was sold on July 21, 2006, and the Zilactin® family of products, which was sold on June 27, 2005, as more fully described in Note 3. The Zila Biotechnology Business Unit includes Zila Biotechnology Inc., Zila Technical, Inc. and Zila Limited, and is the research, development and licensing business, specializing in pre-cancer/cancer detection through its patented ZTCtm and OraTest® technologies and now manages the OraTest® product, an oral cancer diagnostic system.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

Principles of Consolidation — As of July 31, 2007, the consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Professional Dental Technologies, Inc., Zila Biotechnology, Inc., Zila Limited., Zila Technical, Inc. and Ryker Dental of Kentucky (inactive). All significant intercompany balances and transactions are eliminated in consolidation. The acquisitions and dispositions discussed above and in Notes 2 and 3 have been included in these consolidated financial statements for the periods during which Zila owned the acquired or disposed operations.

Use of Estimates and Risks and Uncertainties — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and reliance on contract manufacturing services. Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments.

Reclassifications — For comparative purposes, prior year amounts related to discontinued operations and certain immaterial amounts were reclassified to conform to current year presentation.

Business Concentration — We extend credit on a non-collateralized basis primarily to dental professionals located throughout the world, but principally in the United States and Canada. We perform periodic credit evaluations of our customer’s financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses. Our credit losses are affected by general economic conditions of the dental and health industries, among other factors.

Our revenues are primarily generated from sales from our Pro-Dentec operations, which were acquired in November 2006, and our ViziLite® Plus product. Net revenues for fiscal 2007 consisted primarily of sales of our Pro-Dentec suite of periodontal products (77%) and ViziLite® Plus (23%). Net revenues during fiscal 2006 and 2005 consisted primarily of ViziLite® Plus sales.

Our cash and cash equivalents are maintained with financial institutions with high credit standings. However, our balances at these financial institutions regularly exceed federally insured limits.

Raw materials essential to our business are generally readily available. However, certain raw materials and components used in the manufacture of pharmaceutical products are available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production delays, and in the case of products, for which only one raw material supplier exists, could result in a material loss of sales. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers could result in production delays, higher raw material costs and loss of sales and customers. Production delays may also result from a lack of secondary suppliers.

Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer upon delivery to the designated carrier. Cash discounts, sales incentives and returns are estimated and recognized at the time of sale based on historical experience and current customer commitments. Revenue is reported net of discounts and returns and excludes sales taxes.

Cash and Cash Equivalents — Cash equivalents include highly liquid investments purchased with remaining maturities of three months or less. As more fully described in Note 8, under our borrowing arrangements we are required to maintain cash and cash equivalents at certain defined levels.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for Doubtful Accounts and Sales Returns — We provide for an allowance for doubtful accounts based on historical experience and a review of our specific accounts receivable. Receivables are presented net of allowances for doubtful accounts and sales returns.

Inventories — Inventories consist of finished goods, work-in-process and raw materials and are stated at the lower of cost (first-in, first-out method) or market. We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions. We record provisions for inventory obsolescence as part of cost of products sold. Inventories are presented net of allowances relating to the above provisions.

Property and Equipment — Property and equipment are stated at cost and are depreciated using the straight-line method over their respective estimated useful lives, ranging from 3 to 40 years. Leasehold improvements and capital leased assets are depreciated over the lease term or the estimated useful life, whichever is shorter.

Listed below are the ranges of useful lives by property and equipment category:

Building	40 years
Building improvements	15 years
Leasehold improvements	5 — 7 years
Furniture and equipment	3 — 10 years
Production, laboratory and warehouse equipment	7 — 10 years

Long-Lived Assets — We review the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including intangibles with estimated useful lives, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and its related interpretations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of recoverability is performed using such information as the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying value, the work of specialists and other available information to determine if impairment exists. An impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset and is recognized as a charge against current operations. If impairment exists, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Goodwill and Other Intangible Assets — As more fully described in Note 6, our intangible assets consist primarily of goodwill, purchased technology rights, patents and trademarks and are accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is an indefinite lived asset and is not amortized. Rather, it is assessed at least annually for impairment using a fair value approach. Generally, purchased technology rights, patents, trademarks and other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 4 to 30 years. The trademarks acquired as part of our acquisition of Pro-Dentec in fiscal 2007 were determined to have indefinite useful lives.

Our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. We completed our fiscal 2007 and 2006 assessments in our fourth quarter of each applicable year, and determined that there was no impairment.

During the quarter ended April 30, 2005, we changed the date of our annual goodwill impairment test from April 30, the last day of our third fiscal quarter to May 1, the first day of our fourth fiscal quarter. We selected this

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date to perform our annual goodwill impairment test because we believe that such date better aligns with our annual planning and budgeting process, providing efficiencies and savings in professional fees. We believe that the change did not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative date that is preferable.

As noted above, we review the carrying amounts of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of other intangible assets, we compare the carrying amounts of such assets with their estimated undiscounted future operating cash flows. This evaluation utilizes multiple analyses of our historical and forecasted operating results.

In the event impairment exists, an impairment charge would be determined by comparing the carrying amounts of the asset to their applicable estimated future cash flows, discounted at a risk-adjusted rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Deferred Financing Costs — Deferred financing costs are amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. If debt is retired early, the unamortized deferred financing costs are expensed in the period the debt is retired to other expense. As of July 31, 2007 and 2006, deferred financing costs-net were $1.2 million and $1.9 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

Share-Based Payments — We account for share-based compensation plans using the fair value method established by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which we adopted effective August 1, 2005, as more fully described in Note 9. We apply the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options, such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense or income tax expense, which could be material to our results of operations. The costs related to share-based payment arrangements are recorded in the same financial statement caption as the employee’s cash compensation.

Accrued Warranty Costs — We estimate the amount that will be required for us to meet future warranty obligations for products sold. This estimate is based primarily on our past experience of costs associated with, and timing of, servicing products under warranty obligations.

Derivative Warrant Liability and Debt Discount Amortization — We account for our warrant arrangements in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), as well as related interpretations of these standards. We evaluate whether these arrangements should be accounted for as equity or a derivative liability and value these arrangements at fair value based on available market date using a Black-Scholes valuation model. For warrant arrangements determined to be a derivative liability, any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.

We account for financing transactions that include detachable warrants and/or beneficial conversion features in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In accordance with these standards, the relative fair value of detachable warrants issued in connection with convertible debt, as well as any beneficial conversion feature inherent to the convertible debt that is not bifurcated and accounted for separately from the convertible debt, is treated as a discount to the convertible debt. This discount is amortized over the period from the date of issuance to the date the

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt is due. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering any detachable instruments included in the financing transaction (such as detachable warrants), to the fair value of the common shares to be received upon conversion.

Research and Development — The costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled approximately $7.5 million, $7.2 million and $6.7 million for fiscal 2007, 2006 and 2005, respectively.

Advertising — We advertise primarily through print media. Our policy is to expense advertising costs, including production costs, as incurred. Advertising expense was approximately $0.7 million for fiscal 2007 and 2006 and $0.1 million for fiscal 2005, and is included in marketing and selling expenses.

Shipping Costs — Costs of shipping products to customers are included in cost of products sold.

Income Taxes — We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options, stock warrants and other convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the years ended July 31, 2007, 2006 and 2005, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been antidilutive.

Comprehensive Income (Loss) — Net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP are excluded from net income (loss), are included in comprehensive income. Such items relate to foreign currency translation gains and losses.

Financial Instruments — The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount of long-term debt and short-term borrowings are estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

Financial instruments, which potentially subject us to credit risk, consist principally of trade receivables. In the normal course of business, we provide credit primarily to dental professionals and pharmaceutical wholesalers. Ongoing credit evaluations are performed of customers to determine an appropriate allowance for credit losses.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Foreign Currency Transactions — Our reporting currency is the U.S. dollar. However, the functional currency of all of our foreign subsidiaries is their local currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year-end, while income and expense for the periods have been translated using a weighted-average exchange rate for the period. The resulting translation adjustments have been record in accumulated other comprehensive income (loss), a component of shareholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. Transaction gains and losses have been de minimis for all periods presented.

Recently Issued Accounting Pronouncements and Adopted Accounting

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N) “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. For any prior-year financial statements found to be materially misstated in years originating subsequent to the issuance of SAB No. 108, the prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation, which for us will be our fiscal year beginning August 1, 2007. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This standard amends the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for us will be our fiscal year beginning August 1, 2007, with early application allowed. The adoption of SFAS No. 155 is not expected to have a material impact to our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating whether to adopt SFAS No. 159.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those financial years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted.

As described more fully in Notes 8 and 15, in March 2006, we entered into a debt agreement that required issuance of a warrant to purchase 1.2 million shares of our common stock. As required under the debt agreement, we registered the common shares underlying the warrant with the Securities and Exchange Commission (“SEC”) and must maintain such registration over the term of the warrant. At the time of issuance, the obligation created by our agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. The fair value of the warrant was recorded as a debt discount amortizable as interest

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense over the life of the debt using the effective interest method. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.

As permitted under FSP EITF 00-19-2, we elected early adoption as of the beginning of our fiscal quarter beginning November 1, 2006. At such time, we recorded the effect of applying FSP EITF 00-19-2 to our derivative liability for the BCDF warrant using the cumulative-effect transition method, which resulted in a decrease in derivative liability of approximately $1.5 million and an increase to the carrying amount of additional paid-in capital of approximately $2.5 million, representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit of approximately $0.9 million, as set forth in our Consolidated Statements of Shareholders’ Equity. The cumulative adjustment is not recorded in the consolidated statements of operations and prior periods are not adjusted.

2.	Acquisition

On November 13, 2006, we entered into an agreement and plan of merger (the “Agreement”) with Zila Merger, Inc., a wholly-owned subsidiary of Zila, Inc. (“Merger Sub”), Pro-Dentec and certain of the stockholders of Pro-Dentec. Following approval by Pro-Dentec’s stockholders, Merger Sub merged with and into Pro-Dentec, with Pro-Dentec surviving as a wholly-owned subsidiary of Zila, Inc. The cash purchase price paid for Pro-Dentec was approximately $34.0 million with each stockholder of Pro-Dentec entitled to receive $26,064.03 per share of common stock, less $1,037.90 per share of common stock, which was held back at closing for the payment of certain transaction expenses. To the extent that the aggregated amount of consideration withheld exceeds the amounts required to pay such transaction expenses, the excess will be distributed to the stockholders of Pro-Dentec on a pro rata basis.

The goodwill amount recognized in the acquisition of Pro-Dentec results from the acquisition of an assembled workforce, including a management team, with a proven track record of success in marketing to dental offices through a national sales force and an established seminar program. Goodwill generated from the Pro-Dentec acquisition will not be deductible for income tax purposes.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of the Pro-Dentec acquired operations are included in these financial statements as of November 28, 2006, the date of acquisition. The preliminary estimate of the fair value of assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$853
Trade receivables	3,135
Inventories	2,385
Prepaid expenses and other current assets	295
Property and equipment	4,541
Intangible assets not subject to amortization:
Trademarks	5,449
Intangible assets subject to amortization:
Purchased technology — proprietary know-how	8,173
Covenants not to compete	2,305
Customer lists and relationships	1,187
Other assets	2
Goodwill	10,171

Total assets acquired	38,496

Liabilities assumed:
Accounts payable	1,018
Accrued liabilities	684
Notes payable	1,158

Total liabilities assumed	2,860

Net assets acquired	$35,636

The above purchase price allocation includes cash deposits and acquisition related costs of approximately $0.7 million that were paid or deposited prior to fiscal 2007 and were capitalized as part of the cost of the acquisition. The acquisition cost has been allocated to the acquired net assets based on a preliminary evaluation of the estimated fair values of the date of acquisition and is subject to adjustment as additional information is obtained.

Acquired intangible assets subject to amortization are to be amortized over periods of fifteen years, two years and ten years for purchased technology, covenants not to compete and customer lists and relationships, respectively. The acquired customer lists and relationships will be amortized to a residual value of approximately $0.4 million. The acquired trademarks were determined to have indefinite useful lives. Aggregate amortization expense associated with the intangible assets set forth above recorded since the acquisition date to the end of fiscal 2007 was approximately $1.2 million. The estimated annual amortization expense for these intangible assets for the next five fiscal years is approximately $1.8 million and $1.0 million for fiscal 2008 and 2009, respectively, and approximately $0.6 million for fiscal 2010 to 2012.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma unaudited condensed statement of operations data shows the results of our operations for the years ended July 31, 2007, 2006 and 2005 as if the Pro-Dentec acquisition had occurred at the beginning of the respective period (in thousands except share amounts):

	2007	2006	2005

Net revenues	$40,223	$37,708	$35,668
Loss from continuing operations	(21,475)	(22,509)	(14,582)
Basic and diluted net loss per common share from continuing operations	(0.35)	(0.36)	(0.24)

Pro forma data may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

3.	Dispositions

As part of our strategy to focus our business operations on the development and commercialization of products with the highest growth potential, we recently divested Zila Nutraceuticals, Inc. and certain components of our former Pharmaceuticals Business Unit.

Nutraceuticals disposition

On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. Following approval of our shareholders, we completed the sale on October 2, 2006 for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $36.4 million in cash, expenses of $1.5 million and escrowed funds of $0.3 million. We are also entitled to receive up to an additional $3.0 million in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11.0 million, which included the disposition of approximately $2.9 million of goodwill previously carried by the Nutraceuticals Business Unit. Under the stock purchase agreement, we have agreed to indemnify NBTY, Inc. for a number of matters, including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches.

On September 28, 2006, as a requirement of the nutraceuticals disposition, we redeemed Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila. Upon the retirement of the bonds, we recognized a loss of approximately $0.2 million for the write-off of the unamortized deferred financing costs.

Pharmaceuticals dispositions

On May 31, 2007 we sold the inventory and technology related to our Peridex® brand of products for $9.5 million, which had previously been a part of our Pharmaceuticals Business Unit. Expenses of the sale were approximately $0.1 million. This transaction resulted in a pre-tax gain of approximately $5.2 million.

On July 21, 2006, our subsidiary Zila Swab Technologies, Inc., which had previously been a part of our Pharmaceuticals Business Unit, sold substantially all of the assets and certain defined liabilities of its IST swab operations to Great Midwest Packaging, LLC, an Illinois limited liability company for approximately $0.6 million in cash and retained liabilities of approximately $0.1 million. The sale resulted in a pre-tax loss of approximately $0.7 million.

On June 27, 2005, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Zilactin® brand of over-the-counter lip and oral care products to Blairex Laboratories, Inc., an Indiana corporation (“Blairex”), for $10.3 million. Subsequent to the sale, we were engaged in an arbitration proceeding regarding

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this disposition, which was settled on November 3, 2006. The settlement required the payment of approximately $0.7 million to Blairex. The settlement cost is included in loss from discontinued operations during fiscal 2007.

Each of the disposals discussed above meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for these businesses have accordingly been classified as discontinued operations in all periods presented.

The results of these discontinued operations are as follows (in thousands):

	2007	2006	2005

Nutraceuticals:
Net revenues	$1,629	$21,473	$38,471
Income (loss) from discontinued operations	(1,360)	(3,046)	9,022
Gain (loss) on disposal of discontinued operations	11,024	—	—
Pharmaceuticals:
Net revenues	$3,694	$6,176	$10,863
Income (loss) from discontinued operations	849	375	(25)
Gain (loss) on disposal of discontinued operations	5,161	(629)	9,781
Total discontinued operations:
Net revenues	$5,323	$27,649	$49,334
Income (loss) from discontinued operations	(511)	(2,671)	8,997
Gain (loss) on disposal of discontinued operations	16,185	(629)	9,781

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2007, current liabilities of the divested operations consisted of accounts payable and other accrued expenses related to the previously divested Pharmaceuticals operations. As of July 31, 2006, the significant classes of assets and liabilities of the divested operations presented as discontinued operations are as follows (in thousands):

	Nutraceuticals	Pharmaceuticals	Total

Current assets:
Trade receivables	$2,633	$876	$3,509
Restricted cash collateral	3,611	—	3,611
Inventories	7,679	174	7,853
Prepaid expenses and other current assets	223	202	425

Total current assets	14,146	1,252	15,398
Property and equipment	6,706	20	6,726
Goodwill	2,897	—	2,897
Trademarks and other intangible assets	8,675	4,070	12,745
Other assets	224	—	224

Total assets	$32,648	$5,342	$37,990

Current liabilities:
Current portion of long-term debt and capital lease obligations	$294	$—	$294
Accounts payable	2,475	190	2,665
Accrued liabilities	2,087	277	2,364

Total current liabilities	4,856	467	5,323
Long-term debt and capital lease obligations — net of current portion	2,532	—	2,532

Total liabilities	$7,388	$467	$7,855

4.	Inventories

Inventories consist of the following as of July 31 (in thousands):

	2007	2006

Finished goods	$1,413	$1,088
Work-in-process	323	281
Raw materials	2,659	533
Inventory reserves	(320)	(56)

Total inventories	$4,075	$1,846

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following as of July 31 (in thousands):

	2007	2006

Land	$529	$—
Building and improvements	2,181	—
Furniture and equipment	1,955	1,789
Leasehold improvements and other assets	1,360	894
Production, laboratory and warehouse equipment	4,828	2,533

Total property and equipment	10,853	5,216
Less: Accumulated depreciation and amortization	(4,634)	(3,532)

Property and equipment — net	$6,219	$1,684

Depreciation expense related to property and equipment for fiscal 2007, 2006 and 2005 for continuing operations was approximately $1.0 million, $0.6 million and $0.5 million, respectively. For fiscal 2007, approximately $0.2 million of depreciation expense was included in cost of products sold. Depreciation expense related to property and equipment for 2007, 2006 and 2005 for discontinued operations was approximately $0.1 million, $1.0 million and $0.9 million, respectively. As of July 31, 2007 and 2006, assets of approximately $0.2 million and $0.1 million, respectively, were required to be capitalized in accordance with SFAS No. 13 “Accounting for Leases.” These capital leased assets are included in “furniture and equipment” and “production and warehouse equipment,” net of accumulated amortization of approximately $0.1 million and less than $0.1 million as of July 31, 2007 and 2006, respectively. Amortization expense related to these capital leased assets was less than $0.1 million for fiscal 2007 and 2006.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of July 31 (in thousands):

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Trademarks and other intangible assets:
Trademarks	$132	$(11)	$121	$104	$(7)	$97
Patents	2,495	(350)	2,145	2,483	(209)	2,274
Licensing costs	2,674	(1,514)	1,160	2,737	(1,266)	1,471
Covenant not to compete and other	3,556	(876)	2,680	—	—	—

Total trademarks and other intangible assets:	8,857	(2,751)	6,106	5,324	(1,482)	3,842
Purchased technology	15,592	(5,708)	9,884	7,419	(4,866)	2,553

Total amortizable intangible assets	24,449	(8,459)	15,990	12,743	(6,348)	6,395

Unamortizable intangible assets:
Trademarks.	5,449	—	5,449	—	—	—
Goodwill	10,171	—	10,171	—	—	—

Total intangible assets.	$40,069	$(8,459)	$31,610	$12,743	$(6,348)	$6,395

Amortization of purchased technology rights, trademarks and other intangibles is calculated using the following useful lives (in years):

	Range of	Weighted Average Remaining Useful Lives
	Useful Lives	July 31, 2007	July 31, 2006

Purchased technology rights	15	14.5	5.3
Trademarks	7-10	7.6	9.2
Patents	4-17	6.2	6.4
Licensing costs	7-10	4.4	5.4
Covenant not to compete and other	2-15	1.8	—

Goodwill increased by approximately $10.2 million as a result of the acquisition of Pro-Dentec during fiscal 2007. There were no changes in the carrying amount of goodwill for the year ended July 31, 2006.

Amortization of intangible assets for continuing operations was approximately $2.1 million for fiscal 2007 and approximately $0.8 million for fiscal 2006 and 2005. Amortization of intangible assets for discontinued operations was approximately $0.1 million for fiscal 2007 and approximately $0.7 million for fiscal 2006 and 2005. Estimated

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future amortization expense for fiscal 2008 through 2012, based on balances existing at July 31, 2007, is as follows (in thousands):

2008	$2,698
2009	1,911
2010	1,512
2011	1,502
2012	990

7.	Accrued Liabilities

Accrued liabilities consist of the following as of July 31 (in thousands):

	2007	2006

Accrued research and development	$1,964	$349
Accrued employee compensation and related taxes	1,860	347
Accrued professional and consulting fees	569	852
Accrued fees due Investors for Restructuring (see Note 8)	600	—
Other accrued expenses	759	244

Total accrued expenses	$5,752	$1,792

8.	Debt

Debt consists of the following as of July 31 (in thousands):

	2007	2006

Short-term borrowings — installment note payable on insurance policies	$—	$30

Current portion of long-term debt:
Secured term loan — net of discount	$—	$18,044
Capital lease obligations	77	24

Total current portion of long-term debt	$77	$18,068

Long-term debt:
6.0% Senior Secured Convertible Notes — net of unamortized discount of $5,345 and nil	$6,655	$—
Secured term loan — net of unamortized discount of nil and $1,840	—	18,044
PharmaBio	500	500
Capital lease obligations	181	52

Total long-term debt	7,336	18,596
Less: Current portion	(77)	(18,068)

Long-term debt — net of current portion	$7,259	$528

Short-term Borrowing

As of July 31, 2006, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 7.5%.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Private Placements

On November 13, 2006, we entered into two separate purchase agreements that provided for the sale of common stock, warrants and convertible notes for an aggregate gross purchase price of approximately $40.0 million (collectively, the “Private Placements”). The Private Placements closed and funded on November 28 and 29, 2006. We used the net proceeds of the Private Placements to fund the Pro-Dentec acquisition described in Note 2 and for working capital and general corporate purposes.

Pursuant to the first purchase agreement, we issued and sold:

(i) 9.1 million shares of common stock for $1.75 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6.9 million shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii) Warrants to purchase approximately 5.4 million shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 3.1 million shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”);

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into approximately 5.5 million shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase approximately 1.9 million shares of our common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

The Private Placements were made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder. Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to purchase approximately 1.2 million shares of common stock at an exercise price of $2.21 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1.7 million at the closing of the Private Placements and on February 20, 2007, after negotiation, we issued 289,728 shares of our common stock to Roth, as well as the Roth Warrants, in final settlement of the fees.

The Additional Warrants and some of the Initial Warrants were issued in connection with the Unsecured Notes, and the fair values of these Additional Warrants and Initial Warrants were allocated as discounts to the Unsecured Notes. The remaining Initial Warrants were issued in connection with the Shares, and these Initial Warrants were allocated as a reduction of proceeds from the issuance of the Shares. The Secured Note Warrants were allocated as discounts to the Secured Notes. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares on a relative fair value basis. The net proceeds from the issuance of the Shares were approximately $7.6 million, net of the effect of the relative fair value of the Initial Warrants of approximately $6.3 million and transaction costs of approximately $2.0 million.

Upon conversion of the Unsecured Notes on December 14, 2006 an unamortized discount of approximately $6.1 million and deferred financing costs of approximately $1.5 million were recorded as additional paid-in capital.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The conversion price of the Secured Notes of $2.20 per common share at its commitment date, the date of shareholder approval on December 14, 2006, was below the market price of $2.58 per common share. In accordance with EITF 98-5 and EITF 00-27 we recorded a discount to the Secured Notes, with an offset to additional paid-in capital, of $4.4 million, which represented the difference between the effective conversion price and the fair value of our common stock, multiplied by the number of shares into which the Secured Notes are convertible. This discount will be amortized to interest expense from December 14, 2006 to the contractual maturity of the Secured Notes. Should the Secured Notes be converted prior to their contractual maturity the unamortized balance will be charged to interest expense.

We granted registration rights for the common shares and common shares issuable upon conversion of the debt instruments and exercise of the warrants. As more fully described in Note 15, a dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights.

On August 13, 2007, we reached an agreement with the Investors to restructure (“the Restructuring”) the Investors’ holdings and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010.

The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at the Company’s option, interest payments can be made at an 8.0% annual rate in shares of the Company’s common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $2.21 per share at the option of the holders of such notes.

In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which the Company can operate, and contain financial covenants that require us to:

(i) Maintain, at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007, free cash in an amount not less than $2.0 million; and

(ii) Maintain, at the end of each of the fiscal quarters ending July 31, 2008 and October 31, 2008, EBITDA of at least $1.00.

Failure to satisfy these financial covenants, or to maintain compliance with the negative covenants described in our definitive proxy statement filed with the SEC on November 24, 2006, could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

As part of this restructuring, we also agreed to:

(i) Repurchase 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share;

(ii) Repurchase 227,270 Secured Note Warrants from the Investors for approximately $150,000 in cash, at a price based on a Black — Scholes valuation, or $0.66 per Secured Note Warrant;

(iii) Pay the Investors a $0.6 million fee.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended and Restated Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries. Additionally, the Amendment Agreement contained a mutual release of claims.

We concluded that the Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Amendment Agreement will not be accounted for as a debt extinguishment. The $0.6 million fee has been accrued for as of July 31, 2007 as the resolution of the registration rights dispute with the Investors. This dispute is described in more detail in Note 15. Separately, we have expensed approximately $0.1 million in fiscal 2007 for costs incurred with third parties that were directly related to the Amendment Agreement, which is included in general and administrative expense in the accompanying Consolidated Statements of Operations.

Additionally, as a result of the repurchase of the Unsecured Note Shares and Secured Note Warrants on August 13, 2007, the fair value of these shares and warrants was reclassified from permanent equity to a current liability as of July 31, 2007 in accordance with EITF 00-19 and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. No income or loss was recognized as a result of this reclassification. The increase in the fair value of these financial instruments from July 31, 2007 to the date they were repurchased on August 13, 2007 of approximately $24,000, will be accounted for as a charge to earnings in the first quarter of fiscal 2008.

In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, we also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. On August 13, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, which is described further in Note 15. Separately, a side letter that imposed certain corporate governance obligations on the Company, the most notable of which that had not yet been fulfilled was to appoint two additional directors to the Company’s Board of Directors, was terminated.

Secured Term Loan

On March 24, 2006, we, certain of our domestic subsidiaries and Black Diamond Commercial Finance, L.L.C. (“BDCF”), as the initial lender and administrative agent, entered into a $40.0 million credit facility (the “Credit Facility”) consisting of a $20.0 million term loan credit facility, available immediately, (the “Term Loan Facility”) and a $20.0 million incremental term loan facility (the “Tack-On Facility”), available upon the occurrence of certain events.

On October 2, 2006, debt outstanding under the Credit Facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals Business Unit and the Credit Facility was terminated. Upon termination of the Credit Facility, we expensed approximately $3.6 million for unamortized debt financing costs and debt discount, which have been recorded as interest expense. No amounts were ever borrowed under the Tack-On Facility.

Balances under the Term Loan Facility accrued interest at a rate per annum of 14.0%, of which 10.0% per annum was payable monthly in arrears and the remainder was added to the principal balance outstanding under the Term Loan Facility. The Credit Facility was set to mature on March 24, 2008. The Credit Facility contained affirmative and negative covenants, and events of default. The Credit Facility was secured (i) with certain exceptions, by a first priority interest in substantially all of our assets and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries.

In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs, which were being amortized to interest expense over the two-year term of the loan using the effective interest method. Interest expense related to these costs was approximately $0.4 million for the fiscal year ended July 31, 2006.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 24, 2006, in connection with entering into the Credit Facility, we terminated and repaid $3.5 million outstanding under our Credit and Security Agreement (the “Wells Fargo Facility”) dated as of February 6, 2004 between Zila, Inc. and certain of its subsidiaries and Wells Fargo Business Credit, Inc. and paid termination fees of approximately $0.2 million, which were recorded to other expense.

In connection with entering into the Credit Facility and terminating the Wells Fargo Facility, the Company terminated a guarantee and deed of trust associated with the replacement letter of credit for the benefit of the holders of Industrial Development Revenue Bonds, the proceeds of which were used for the construction of the Prescott Facility. In place of the guarantees and deed of trust, the Company increased the balance of the related interest bearing collateral account to approximately $3.6 million. During fiscal 2007 and in connection with the disposition of our former Nutraceuticals Business Unit, we redeemed the Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment and the Prescott Facility was disposed of as part of this disposition.

As consideration for entering into the Credit Facility, we issued a warrant to BDCF to purchase 1.2 million shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, namely BDC Finance, L.L.C. (“BDC”). The warrant initially had an exercise price of $3.79 per share and expires March 24, 2011. As consideration and inducement to enter into the First and Fifth Amendments to the Credit Agreement, described below, the exercise price of the warrant was reduced to $3.14 and $2.22 per share, respectively. We recorded a debt discount of approximately $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant as of March 24, 2006. We also entered into a registration rights agreement to register the shares issuable upon the exercise of such warrant, which is described further in Note 15. In addition to providing for potential registration rights penalties, the registration rights agreement also provides indemnification and contribution remedies to BDC in connection with the resale of shares pursuant to such registration statement. The registration statement was declared effective by the SEC on June 26, 2006.

From June 6, 2006 to September 25, 2006, we entered into the five separate amendments to the Credit Facility, which among other things:

(i) Amended certain financial covenants and financial reporting requirements;

(ii) Waived certain defaults that occurred under the terms of the Credit Facility and adjusted certain Events of Default (as defined in the Credit Agreement);

(iii) Required the re-pricing of the warrant that was issued in connection with the Credit Facility from $3.79 to $3.14 per share under terms of the First Amendment to the Credit Facility, with an additional adjustment to $2.22 per share under the terms of the Fifth Amendment to the Credit Facility. The re-pricings had the effect of increasing the value of the warrant by approximately $0.2 million for each re-pricing;

(iv) Amended the restricted payment provisions to allow for the payment of dividends under our Series B convertible preferred stock;

(v) Amended the timing for placement of a mortgage or deed of trust on the Prescott Facility;

(vi) Allowed for prepayment of indebtedness under certain conditions;

(vii) Required amendment fees totaling approximately $0.6 million.

PharmaBio Development, Inc.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Capital Leases

We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS No. 13. SFAS No. 13 requires the capitalization of leases meeting certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-Term	Capital
	Debt	Leases	Total

2008	$—	$77	$77
2009	—	70	70
2010	12,000	34	12,034
2013 and thereafter	500	—	500

Total	12,500	181	12,681
Less: Current portion	—	(77)	(77)
Less: Discount on Secured Notes	(5,345)		(5,345)

Long-term portion	$7,155	$104	$7,259

9.	Share Based Payments

Stock Options and Awards

Effective August 1, 2005, we adopted SFAS No. 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Prior to August 1, 2005, we applied the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, we applied APB No. 25 and related interpretations in accounting for our plans and, accordingly, did not recognize compensation expense for these plans because we issue options at exercise prices equal to the market value of our stock on the date of grant.

SFAS No. 123R requires all share-based payments to employees (including share-based payments granted to non-employee members of a company’s board of directors) to be recognized in the financial statements based on their grant date fair values using an option-pricing model, such as the Black-Scholes model. We elected to use the modified prospective method for adoption, which requires recording compensation expense for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of August 1, 2005, compensation expense previously measured under SFAS No. 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, as defined by SFAS No. 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

SFAS No. 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through an adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

Prior to the adoption of SFAS No. 123R, we recognized share-based employee compensation expense for restricted stock awards and for stock issuances under our employee stock purchase plan. No share-based employee

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost for our stock option awards has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated. The adoption of SFAS No. 123R resulted in incremental expense for employee share based compensation in fiscal 2007 and 2006 of approximately $1.2 million and $0.5 million, respectively, and had no tax effect since our deferred tax assets are fully offset by a valuation allowance due to our lack of earnings history.

Prior to the adoption of SFAS No. 123R, the Company presented no tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the fiscal years ended July 31, 2007 and 2006.

Pro forma net income and earnings per share for the year ended July 31, 2005 are as follows (amounts in thousands, except per share amounts):

Stock based compensation expense assuming fair value method applied(1)	$3,915

Net income (loss) attributable to common shareholders:
As reported	$1,060
Fair value impact of employee stock compensation expense not included in net income as reported	(3,872)

Pro forma	$(2,812)

Basic and diluted net income (loss) per common share:
As reported	$0.02

Pro forma	$(0.06)

(1)	Includes stock-based compensation expense for stock options for employees and directors and Employee Stock Purchase Plan activity.

The above pro forma disclosures are provided for fiscal 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for fiscal 2007 or 2006 as share-based payments to employees have been accounted for under SFAS 123R’s fair-value method for such periods.

The fair value of options is estimated on the date of grant using the Black-Scholes model based on the weighted average assumptions in the table below. The risk free interest rate is based on U.S. Treasury rates with maturity dates approximating the expected term of the grant. The historical volatility of our stock is used as the basis for the volatility assumption. The assumption for the expected term is based on evaluations of historical and expected future employee exercise behavior. Assumptions used are as follows:

	2007	2006	2005

Risk-free interest rate	5%	4%	4%
Expected volatility	61%	67%	75%
Expected term (in years)	5.8	5.0	6.4
Dividend yield	—	—	—

We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. RSUs represent a contingent right to receive

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our stock at a future date provided certain performance targets are met and can be forfeited or accelerated under certain conditions. We grant stock awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). There are 1.4 million registered shares available for grant under this plan as of July 31, 2007.

Under the 1997 Stock Award Plan, our non-employee directors will receive an annual grant of 30,000 shares based on certain tenure and meeting attendance requirements as defined in the plan. In addition, our Board of Directors may grant discretionary awards to non-employee directors. These stock options vest quarterly in equal increments.

During fiscal 2007 and 2006, we granted stock options to non-employee consultants to purchase 128,000 and 102,000 shares of common stock, respectively, which are adjusted to current fair value each quarter during their vesting periods as services are rendered. During fiscal 2007 and 2006, we recognized less than $0.1 million and $0.1 million as general and administrative expense for these stock options, respectively.

A summary of stock option activity for our stock award plan for the fiscal year ended July 31, 2007 is as follows (in thousands except exercise price per share amounts):

		Weighted
		Average
	Number	Exercise
	of Options	Price

Options outstanding — beginning of year	3,235	$3.54
Granted	1,299	2.47
Exercised	(30)	1.42
Expired	(921)	3.93
Forfeited	(666)	2.87

Options outstanding — end of year	2,917	3.11

The weighted-average grant-date fair value of options granted to our employees and directors during fiscal 2007, 2006 and 2005 was $1.48, $2.06 and $2.86, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was less than $0.1 million, $0.1 million and $0.2 million, respectively. Cash received from option exercises during fiscal 2007, 2006 and 2005 was less than $0.1 million, $0.2 million and $0.1 million, respectively, and is reflected as a financing activity in the accompanying Consolidated Statements of Cash Flows within the caption, “proceeds from issuance of common stock.”

As of July 31, 2007, total unrecognized compensation cost related to unvested share-based compensation arrangements was approximately $0.6 million and the related weighted-average period over which these costs are expected to be recognized is approximately 1.5 years. On March 3, 2005, our Board of Directors approved the immediate vesting of all outstanding and unvested stock options previously granted under our 1997 Stock Award Plan to officers and employees, for which the option exercise price was above the closing price for our common stock on April 29, 2005. On such date, the closing price was $3.09. Options held by our non-employee directors were excluded from this acceleration. The immediate vesting of these options allowed us to avoid compensation expense in future periods since these options were granted prior to the adoption of SFAS No. 123R.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relative to our options outstanding at July 31, 2007 is summarized as follows:

		Vested or
		Expected
	Outstanding	Vest	Exercisable

Number of options	2,917	2,634	1,921
Aggregate intrinsic value of options	$130,000	$130,000	$130,000
Weighted average remaining contractual term (in years)	5.8	5.5	4.6
Weighted average exercise price	$3.11	$3.11	$3.16

During fiscal 2007, we awarded 275,000 shares of unvested common stock to certain key executives. The unvested shares contain restrictions requiring continued employment. The awards are expensed on a straight-line basis over the vesting period. Within 60 days of the lapse of the restrictions, we are required to issue a stock certificate for the vested shares. The stock awards provide full shareholder rights from the date of grant. Unvested shares under stock awards are not included in our common shares issued and outstanding until the vested shares are issued.

A summary of unvested common stock award activity within our share-based compensation plan for the fiscal year ended July 31, 2007 is as follows (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term	Value

Unvested balance as of July 31, 2006	—	$—		$—
Granted	275	2.50
Vested	(142)	2.58
Forfeited	—	—

Unvested balance as of July 31, 2007	133	$2.42	1.4	$173

The total fair value of restricted shares that vested during fiscal 2007 was approximately $0.4 million.

During fiscal 2007, we also granted a performance based RSU for 100,000 shares of our common stock, which had a grant date fair value of $2.07 per common share. This RSU was forfeited upon termination of employment of the employee during fiscal 2007.

Stock-based compensation costs for employee options and restricted stock grants are reflected in the following financial statement captions for fiscal 2007 and 2006:

	2007	2006

Marketing and selling	$141	$17
General and administrative	1,530	461
Research and development	8	18
Inventory	12	4
Discontinued operations	—	28

Total stock-based compensation	$1,691	$528

Warrants

As of July 31, 2007, we have warrants outstanding for the purchase of approximately 12.9 million shares of our common stock. We issued these warrants in connection with financing arrangements and in connection with

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services provided by medical and financial advisors. These warrants were valued using a Black-Scholes model, and the value of warrants issued for services was charged to expense.

Activity related to such warrants, which expire at various dates through March 2011, is summarized as follows (in thousands except exercise price per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Warrants outstanding — beginning of year	1,302	$2.16	4.4	$383
Granted	11,636	2.21
Expired	(14)	4.40

Warrants outstanding — end of year	12,924	$2.20	4.3	$28

As of July 31, 2007 all warrants outstanding were exercisable. As discussed in Note 8, on August 13, 2007, we repurchased 227,270 Secured Note Warrants for approximately $150,000 in cash.

Stock Purchase Plan

Under the Zila, Inc. Employee Stock Purchase Plan, we are authorized, as of July 31, 2001, to issue up to 2.0 million shares of common stock to our eligible employees, nearly all of whom are eligible to participate. Eligible employees may have up to 15.0% of eligible compensation withheld and/or they may make a lump sum payment on the last day of the offering to purchase our common stock. The purchase price for each share of stock is 85.0% of the lower of the closing price on the first or last day of the offering period. A total of 10,703, 49,913 and 66,519 common shares were purchased in fiscal 2007, 2006 and 2005 under the terms of this plan, respectively, for aggregate proceeds of less than $0.1 million, $0.1 million and $0.2 million, respectively. Our Employee Stock Purchase Plan is compensatory as defined under SFAS No. 123R, and accordingly we recognized non-cash stock-based compensation expense of $5,000, $23,000 and $33,000 in fiscal 2007, 2006 and 2005, respectively. There are approximately 1.6 million shares available for grant under this plan as of July 31, 2007.

10.	Income Taxes

The consolidated income tax (benefit) provision for continuing operations consists of the following for the years ended July 31 (in thousands):

	2007	2006	2005

Current:
Federal	$—	$—	$—
State	65	4	8

Total current	65	4	8

Deferred:
Federal	(4,995)	—	—
State	(861)	—	—

Total deferred	(5,856)	—	—

Total income tax benefit	$(5,791)	$4	$8

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the effective income tax rate for continuing operations for the years ended July 31 is as follows:

	2007	2006	2005

Federal statutory rate	(35)%	(35)%	35%
Adjustments:
State income taxes — net of federal tax effects	—	—	4
Non-deductible meal and entertainment expenses	—	—	2
Non-deductible intangible amortization	1	1	13
Non-deductible financing costs	2	—	—
Non-deductible stock-based compensation	1	—	—
Non-taxable fair value adjustments	(1)	—	—
Increase (decrease) in valuation allowance	12	34	(53)

Effective tax rate	(20)%	0%	1%

Deferred income tax assets and liabilities consist of the following as of July 31 (in thousands):

	2007	2006

Deferred income tax assets:
Net operating loss carry forwards	$19,711	$16,056
Book basis versus tax basis differences	—	481
Alternative minimum tax credit	230	230
Miscellaneous reserves and accruals	573	382
Stock-based compensation	437	143
Other	188	266

Total deferred income tax assets	21,139	17,558

Deferred income tax liabilities:
Depreciation and amortization	(495)	(78)
Book basis versus tax basis differences	(5,861)	—
Federal income tax on state NOL carryforwards	(873)	(697)
Other	(278)	(378)

Total deferred income tax liabilities	(7,507)	(1,153)

Valuation allowance	(13,632)	(16,405)

Net deferred income tax assets	$—	$—

We have recorded a valuation allowance for our net deferred tax assets due to a lack of earnings history. We regularly review our past earnings history and trends and projections of future net income to determine whether a valuation allowance is needed. During fiscal years 2007, 2006 and 2005, we determined that it was more likely than not that certain future tax benefits would not be realized. The decrease in the valuation allowance of $2.8 million is attributable to (i) an increase of $10.4 million related to losses from continuing operations; (ii) a decrease of $6.1 million related to income from discontinued operations; and (iii) a decrease of $7.1 million related to purchase accounting adjustments from the stock acquisition of Pro-Dentec. Accordingly, valuation allowances were provided for the entire amount of the net deferred tax assets in these years. As of July 31, 2007, we had federal net operating loss carry forwards of approximately $49.1 million, which expire in years 2009 through 2027. Income taxes payable as of July 31, 2007 and 2006 were de minimis.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event of a change in control, under IRS Section 382, the utilization of our Federal net operating loss carryforwards would be limited.

The other comprehensive income (loss) of approximately $(44,400), $(18,800) and $9,500 for fiscal 2007, 2006 and 2005, respectively, reflect no income tax effect due to the recording of valuation allowances.

11.	Supplemental Schedule of Cash flow Information

Supplemental cash flow information for the three fiscal years ended July 31 follows (in thousands):

	2007	2006	2005

Interest paid	$1,314	$976	$168
Income taxes paid	172	102	14
Capital lease obligation for new equipment	181	65	6
Beneficial conversion feature of Secured Convertible Notes	4,397	—	—
Conversion of Unsecured Convertible Notes	4,452	—	—
Non-cash effect of removal of contractual restrictions on issued common stock	—	—	49

12.	Convertible Preferred Stock

On February 1, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock to National Healthcare Manufacturing Corporation, as part of the acquisition of IST. The preferred stock is convertible into shares of common stock at any time at a conversion ratio of one to one. The holders of the preferred stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears. Holders of the preferred shares have no voting rights except as required by applicable law and have a liquidation preference of $650,000. We paid dividends of $39,000 during fiscal 2007 and 2006 and $68,250 during fiscal 2005. As of July 31, 2007 and 2006, accumulated accrued dividends are $9,750.

13.	Treasury Stock

During the quarter ended January 31, 2000, we began acquiring shares of our common stock under our stock repurchase program announced in November 1999. The program authorized the repurchase of up to one million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. As of July 31, 2004, we had purchased 225,100 shares of common stock at an aggregate cost of approximately $0.6 million. We have made no purchases of our common stock under this program since fiscal 2003, and have suspended purchases under the program. In fiscal 2005, we reissued 6,689 shares of treasury stock for a stock award granted to our Chief Executive Officer.

In connection with the Amendment Agreement described in Note 8, on August 13, 2007, we repurchased 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share. These shares have been treated as treasury stock as of July 31, 2007 and is more fully described in Notes 8 and 15.

14.	Leases

We lease offices, warehouse facilities and certain equipment, under capital and operating leases, with terms generally ranging up to 2011 with options to renew for additional periods.

We entered into new capital leases totaling approximately $181,000, $65,000 and $6,000 during fiscal 2007, 2006 and 2005, respectively. Interest paid as part of capital lease obligations was approximately $12,000, $15,000

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $9,000 in fiscal 2007, 2006 and 2005, respectively. Amortization of assets recorded under capital leases is included in depreciation expense.

Operating leases are charged to expense as incurred. Rent expense for continuing operations was $0.5 million for fiscal 2007 and $0.2 million for fiscal 2006 and 2005.

As part of our strategy to employ financial assets in core business competencies, on January 30, 2004, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash. We realized a gain of $1.2 million, of which we recognized approximately $0.5 million in the quarter ended January 31, 2004. The gain of approximately $0.5 million represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of approximately $0.7 million was deferred and amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease. As of July 31, 2007 and 2006, the balance of the deferred gain was approximately $0.1 million and $0.2 million, respectively.

Future minimum lease payments as of July 31, 2007 for capital and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2008	$92	$672	$764
2009	78	437	515
2010	35	177	212
2011	—	72	72

Total minimum lease payments	205	$1,358	$1,563

Less: Amounts representing interest	(24)

Present value of future minimum lease payments	181
Less: Current portion of capital lease obligations	(77)

Long-term portion of capital lease obligations	$104

15.	Commitments and Contingencies

Litigation

Except as described below, as of July 31, 2007, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in the 1992 patent.

On September 15, 2006, Alacer Corporation (“Alacer”) filed suit against Zila Nutraceuticals, Inc. (“ZNI”) and Bernie Landes (“Landes”) in Superior Court in Orange County, California. Alacer alleges misappropriation of trade secrets, unfair competition, conversion, unjust enrichment, and accounting against ZNI and Landes, as well as breach of duty of loyalty claims against Landes. As a part of the sale of ZNI to NBTY, Inc. on October 3, 2006, the Company agreed to indemnify and hold NBTY harmless with respect to the Alacer litigation. By its Complaint, Alacer alleged that Landes, a former Alacer employee, had taken certain documents containing trade secrets with him when he left Alacer. Alacer further alleged that Landes and ZNI had used these documents to unfairly compete with Alacer. In particular, Alacer alleged that copies of the documents were provided to Alacer’s competitor in order to assist the competitor in creating an effervescent vitamin C product similar to Alacer’s Emergen-C product line. ZNI and Landes denied Alacer’s claims. In particular, ZNI and Landes denied that the information contained in the documents at issue here constituted trade secrets. A non-binding mediation was held on March 29, 2007. The parties settled this matter, and we paid $100,000 to Alacer, the cost of which was recorded in discontinued operations for the quarter ended April 30, 2007.

An antitrust case was filed in 2000 in the U.S. District Court in Delaware by several dental laboratories as class representatives for all dental labs that had purchased Dentsply artificial teeth. The suit alleges that Dentsply, the major supplier of artificial teeth, required each of its distributors to agree not to supply the teeth of its competitors as a condition of Dentsply’s supplying its artificial teeth to a distributor. According to the complaint this requirement resulted in a lack of choices for the laboratories and increased costs for the Dentsply teeth because it permitted Dentsply to limit the supply of its competitors’ teeth so as to give it a monopoly and the power to set prices. Plaintiffs also alleged that each of the distributors agreed with Dentsply to this condition in violation of Sections 1 and 2 of the Sherman Act and Section 6 of the Clayton Act. At the same time the U.S. Department of Justice was criminally prosecuting Dentsply for the same activities. Ultimately Dentsply was found guilty of the charges.

The civil lawsuit, in which Ryker Dental of Kentucky, Inc. (“Ryker”), our inactive wholly-owned subsidiary, is one of about 15 defendants, was stayed for years because of appeals taken by the plaintiffs from orders by the trial court that since the plaintiffs had not purchased artificial teeth directly from Dentsply, it could not, as a matter of law, have any liability to the plaintiffs or class members. The 3rd Circuit Court of Appeals largely agreed with Dentsply, except that it permitted a claim to proceed that Dentsply and the distributors had conspired to monopolize the artificial teeth market. The case is now in the trial court and discovery against the largest distributors has been permitted by the trial judge. On September 26, 2007, the Court dismissed the case against Ryker for lack of personal jurisdiction and improper venue.

Employment Agreements

We have employment agreements with certain officers and key employees that provide for eligibility for future stock awards and for separation benefits, in certain situations.

Business Venture Agreements

In connection with our acquisition of Pro-Dentec, we assumed a rolling five year term agreement, which originally commenced on December 5, 1995, with Aztec Developments, Ltd. (“Aztec”), an unrelated company, to manufacture and distribute certain proprietary periodontal dental products for Aztec. At the time of acquisition of Pro-Dentec in November 2006, Pro-Dentec had previously purchased approximately $60,000 in equipment, which will be used to manufacture the periodontal dental products. Aztec has agreed to contribute to Pro-Dentec the completed design of the products and a license to manufacture the products under the patents now in force.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement stipulates fixed royalty amounts payable to Pro-Dentec and Aztec for items sold, after which, all profits, as defined in the agreement, are to be allocated equally between Pro-Dentec and Aztec. During the year ended July 31, 2007, $15,000 in royalties were paid.

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

Registration Payment Arrangements

In March 2006, concurrent with entering into the Credit Facility with BDCF (see Note 8), we entered into a registration rights agreement with BDCF pursuant to which we agreed to register the 1.2 million shares of common stock underlying a warrant issued to BDCF. We were obligated to have the registration statement declared effective at the later of July 15, 2006 and the date upon which at least twenty-five percent (25.0%) of the shares underlying the warrant have been acquired upon exercise of the warrant. The registration statement was declared effective on June 26, 2006. We are obligated to maintain the effectiveness of the registration statement until the earlier to occur of the date upon which all shares registered thereunder have been sold and, in general, the date on which the shares registered thereunder can be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”). If we fail to maintain the effectiveness of the registration statement for this period of time, we are obligated to pay to BDCF at the end of each 30 day period, in cash, an amount equal to $40,000 for the first 30 days such registration is not effective, pro-rated on a daily basis, and $40,000 per each 30-day period thereafter, pro-rated on a daily basis.

In November 2006, concurrent with the closing of the Private Placements (see Note 8), we entered into two registration rights agreements (the “Private Placement Registration Rights Agreements”) to register the Shares and shares of common stock issuable upon the conversion of the Unsecured Notes and Secured Notes and upon the exercise of the Initial Warrants, Additional Warrants, and Secured Note Warrants. Under the terms of the Private Placement Registration Rights Agreements, we agreed to file an initial registration statement registering the Shares and shares of common stock underlying the Initial Warrants (the “Initial Registration Statement”). We also agreed to file a subsequent registration statement registering shares of common stock underlying the Additional Warrants, Secured Note Warrants, Unsecured Notes and Secured Notes (the “Subsequent Registration Statement”).

Under the Private Placement Registration Rights Agreements, if the Initial Registration Statement or Subsequent Registration Statement is not filed, or declared effective, by certain predetermined deadlines, then, in addition to any other rights the investors may have, we will be required to pay the investors whose shares are being registered liquidated damages, in cash, equal to one percent per month (pro rata for each day beyond each deadline) of the aggregate purchase price paid by such investors for the securities being registered on either the Initial Registration Statement or Subsequent Registration Statement, as applicable, up to a maximum of 24.0% of each such investors’ investment.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investors participating in the Private Placements invested an aggregate of approximately $40.0 million. Had we been unable to satisfy our obligations under the Private Placement Registration Rights Agreements, our maximum exposure under such agreements would have been 24.0% of the amount invested, or approximately $9.6 million.

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

As is discussed in Note 8, a dispute arose regarding the extent of the registration rights to certain Investors. The SEC reviewed and provided extensive comments on the Subsequent Registration Statement and, as a condition precedent to declaring the Subsequent Registration Statement effective, the SEC required that we either remove the Investors or to identify the Investors as “underwriters” in the Subsequent Registration Statement. Rather than be designated as underwriters, the Investors preferred to have the shares that were issued to them, and the shares that were issuable to them upon conversion of the Secured Notes and exercise of Additional Warrants and Secured Note Warrants, as applicable, removed from the Subsequent Registration Statement. As a result, Zila believes its obligation to pay liquidated damages to these Investors for the period after May 4, 2007 was extinguished at that time. However, certain of the Investors disputed the Company’s position and indicated that they believed that our obligation to pay liquidated damages was ongoing and would continue until their securities were registered, subject to the contractually agreed limitation of 24.0% of the amount of each Investor’s investment.

While the dispute with respect to certain Investors was resolved through the Restructuring, a dispute remains with respect to one investor. This dispute will likely be contractual in nature, and we cannot predict whether we will prevail although we will vigorously defend our position. Should we prevail, we would not be obligated to pay additional liquidated damages, although we would most likely incur costs and expenses associated with participating in an alternative dispute resolution.

On August 13, 2007 and in connection with the Restructuring describe in Note 8, we entered into a Registration Rights Agreement with the Investors, under which we agreed to cooperate with the Investors to attempt to persuade the SEC to permit the registration of Unsecured Note Shares and shares that are issuable upon exercise of Additional Warrants and Secured Note Warrants and upon conversion of the Amended and Restated Secured Notes, in each case to the extent not already registered, and to file a resale registration statement covering such shares within 30 days after the date, if ever, on which the SEC indicates that the SEC would be willing to declare such a registration statement effective. In addition, in the event that shares our common stock have been issued as payment for interest on the Amended and Restated Secured Notes and the market value of such shares exceeds $250,000, we are required to file additional registration statements promptly following the end of each of our fiscal years, but no later than October 31 of each year. After each filing deadline, we are required to use commercially reasonable efforts to have each registration statement declared effective by the SEC 90 days after the date on which the 30 day filing period began to run, or 120 days after such time if the SEC reviews the registration statement.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are obligated to use its reasonable efforts to maintain the effectiveness of each registration statement until the earlier of the date on which all securities covered by such registration statement have been sold and the date on which such securities can be sold pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended.

We will become obligated to pay liquidated damages equal to 1.0% of the aggregate market value of the shares that should have been included in any such registration statement if we fail to file any such registration statement within the timeframes described above, and will incur additional liquidated damages equal to 1.0% of the aggregate market value of the shares that should have been included in any such registration statement if we fail to cause any such registration statement to become effective within the timeframes described above, up to an aggregate cap of $3.0 million.

In connection with the Restructuring, those registration rights agreements to which the Investors were a party were terminated as to the Investors, but will remain in effect as to those other investors in the Private Placements.

We do not believe it is probable that penalty payments will be made for the registration rights agreements related to the securities issued in the Private Placements discussed above and accordingly have not accrued for such potential penalties as of July 31, 2007.

16.	Net Loss Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended July 31, 2007, 2006 and 2005 (in thousands of dollars and shares):

	For the Years Ended July 31,
	2007	2006	2005

Numerator:
Net income (loss)	$(13,203)	$(29,385)	$1,060

Denominator:
Basic and diluted weighted average number of common shares outstanding	56,377	45,703	45,565

Antidilutive securities not included in the diluted earnings per share calculation:
Options and warrants to purchase common shares	192	340	382
Common share stock awards	40	—	—
Convertible preferred stock	100	100	100

Total potentially dilutive securities	332	440	482

As of July 31, 2007, we have $12.0 million of Secured Notes outstanding that are convertible into 5,454,545 shares of our common stock, which have been excluded from the above table due to the fact that the conversion price of the Secured Notes is less than the assumed conversion price for dilutive security calculation purposes.

17.	Employee Benefit Plan

Our contributions to the Zila Plan, inclusive of our discontinued operations, were approximately $0.3 million for fiscal 2007 and approximately $0.2 million for fiscal 2006 and 2005. Contributions relative to our discontinued operations were approximately $0.1 million for fiscal 2007, 2006 and 2005.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary (in thousands, except per share amounts):

	2007
	October 31	January 31	April 30	July 31

Net revenues	$339	$7,149	10,894	$10,419
Gross profit	(161)	4,123	6,663	6,319
Loss from continuing operations	(6,372)	(6,442)	(4,401)	(5,767)
Income from discontinued operations	6,114	291	93	3,320
Net loss	(258)	(6,151)	(4,308)	(2,447)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.14)	$(0.12)	$(0.07)	$(0.09)
Income from discontinued operations	0.13	0.01	—	0.05

Net loss	$(0.01)	$(0.11)	$(0.07)	$(0.04)

	2006
	October 31	January 31	April 30	July 31

Net revenues	$654	$829	$1,218	$121
Gross profit	316	311	508	(238)
Loss from continuing operations	(5,186)	(5,338)	(7,649)	(7,873)
Income (loss) from discontinued operations	184	(1,908)	(426)	(1,150)
Net income loss	(5,002)	(7,246)	(8,075)	(9,023)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.11)	$(0.12)	$(0.17)	$(0.17)
Loss from discontinued operations	—	(0.04)	(0.01)	(0.03)

Net loss	$(0.11)	$(0.16)	$(0.18)	$(0.20)

19.	Geographic Information

Prior to the acquisition of Pro-Dentec in fiscal 2007, our operations that are domiciled in foreign countries were negligible. With the acquisition of Pro-Dentec, we now have operations in Canada. As of July 31, 2007, accounts receivable relative to these Canadian operations were $0.2 million and inventories and long-lived assets were less than $0.1 million. Net revenues from our Pro-Dentec Canadian operations for fiscal 2007 were approximately $1.1 million. Foreign revenues and receivable balances, exclusive of the Canadian operations discussed above, were de minimis for all periods presented.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance —	Charged to		Balance -
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Allowance for doubtful accounts receivable:
July 31, 2005	$—	$—	$—	$—
July 31, 2006	—	—	—	—
July 31, 2007	—	118	(35)	83
Allowance for sales returns:
July 31, 2005	—	18	1	19
July 31, 2006	19	10	(20)	9
July 31, 2007	9	105	(24)	90
Inventory reserve:
July 31, 2005	112	176	(159)	129
July 31, 2006	129	52	(126)	55
July 31, 2007	55	266	(1)	320
Deferred tax valuation allowance:
July 31, 2005	6,204	—	(598)	5,606
July 31, 2006	5,606	10,799	—	16,405
July 31, 2007	16,405	—	(2,773)	13,632

INDEX TO EXHIBITS

Exhibit		Method
Number	Description	of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Certificate of Amendment to Certificate of Incorporation	M
3-C	Certificate of Amendment to Certificate of Incorporation	V
3-D	Bylaws of Zila, Inc., as amended and restated through August 16, 2007	Ad
4-A	Specimen Stock Certificate	A
4-B	Form of 12% Unsecured Note due May 2007	W
4-C	Form of 6% Senior Secured Note due November 2009	W
4-D	Form of Initial Warrant	W
4-E	Form of Additional Warrant	W
4-F	Form of Secured Note Warrant	W
4-G	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC	X
4-H	Form of Amended and Restated Senior Secured Convertible Note due July 2010	Ac
10-A	Employee Stock Purchase Plan(1)	E
10-B	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	H
10-C	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	I
10-D	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	I
10-E	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	I
10-F	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	J
10-G	1997 Stock Award Plan, as amended, dated September 30, 2004(1)	K
10-H	Offer letter between Zila, Inc. and Gary V. Klinefelter dated November 16, 2004(1)	L
10-I	Retention Agreement with Andrew A. Stevens effective March 7, 2005(1)	L
10-J	Retention Agreement with Diane E. Klein effective March 7, 2005(1)	L
10-K	Agreement of Purchase and Sale of Assets dated June 27, 2005 with Blairex Laboratories, Inc.	M
10-L	Form of Option Agreement(1)	M
10-M	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-N	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-O	Second Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	O
10-P	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	P
10-Q	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	Q
10-R	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	R

Exhibit		Method
Number	Description	of Filing

10-S	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.	N
10-T	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006	N
10-U	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.	N
10-V	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	N
10-W	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	R
10-X	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006	S
10-Y	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc.	T
10-Z	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Aa	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Ab	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto	U
10-Ac	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto	W
10-Ad	Engagement Letter, dated July 14, 2006, by and between Zila, Inc. and Roth Capital Partners, LLC	Ae
10-Ae	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Af	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Ag	Offer letter between Zila, Inc. and Lawrence A. Gyenes(1)	Y
10-Ah	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company	Z
10-Ai	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 30, 2007(1)	Ab
10-Aj	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 30, 2007(1)	Ab
10-Ak	Form of Restricted Stock Award Agreement(1)	Ab
10-Al	Severance Agreement and Release of Claims, dated June 13, 2007, by and between Zila, Inc. and Douglas D. Burkett	Aa
10-Am	Registration Rights Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-An	Amendment Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-Ao	Offer Letter, accepted August 16, 2007, by and between Zila, Inc. and David R. Bethune	Ad
10-Ap	Severance Agreement and Release, dated July 30, 2007, by and between Zila, Inc. and Lawrence A. Gyenes	*
21	Subsidiaries of Registrant	*
23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	*
24.1	Power of Attorney (included on page 45 of this Annual Report on Form 10-K)	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*

Exhibit		Method
Number	Description	of Filing

31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002

C	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 3, 2000

D	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

E	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

G	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2002

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003

I	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004

K	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 8, 2004

L	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005

M	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005

N	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006

O	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2006

P	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006

Q	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2006

R	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006

S	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed September 6, 2006

T	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 4, 2006

U	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 17, 2006

V	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 24, 2006

W	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2006

X	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2007

Y	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2007

Z	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2007

Aa	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2007

Ab	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007

Ac	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007

Ad	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 22, 2007

Ae	Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 23, 2007