Form 10-Q
period 2007-10-31
ZILA INC
filed 2007-12-10
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 0-17521
Zila, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	86-0619668 (I.R.S. Employer Identification No.)
5227 North 7th Street, Phoenix, Arizona, 85014-2800
(Address of Principal Executive Offices) (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 30, 2007, 61,662,329 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,660,176	$14,859,159
Trade receivables — net of allowances of $162,000 and $173,000	6,219,983	4,273,580
Inventories — net	4,027,235	4,074,733
Prepaid expenses and other current assets	1,737,560	1,646,229

Total current assets	20,644,954	24,853,701

Property and equipment — net	6,246,847	6,219,436
Goodwill	10,171,351	10,171,351
Purchased technology — net	9,628,131	9,884,017
Trademarks and other intangible assets — net	11,214,608	11,555,041
Other assets	1,098,315	1,197,684

Total assets	$59,004,206	$63,881,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,282,391	$3,207,480
Accrued liabilities	4,639,673	5,587,825
Warrant and common stock repurchase liability	—	1,376,393
Current portion of deferred gain on sale leaseback	152,976	152,976
Short-term borrowings and current portion of long-term debt	351,878	77,472
Current liabilities of discontinued operations	309,436	165,368

Total current liabilities	9,736,354	10,567,514

Deferred gain on sale leaseback	37,415	75,659
Long-term debt — net of current portion	7,687,673	7,258,569

Total liabilities	17,461,442	17,901,742

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value - 147,500,000 shares authorized, 61,575,879 and 62,466,338 shares issued and outstanding	61,576	62,466
Additional paid-in capital	122,629,464	123,436,957
Accumulated deficit	(80,919,503)	(76,054,251)
Accumulated other comprehensive loss	(140,202)	(127,118)
Treasury stock, at cost (218,411 and 1,151,243 common shares)	(551,071)	(1,801,066)

Total shareholders’ equity	41,542,764	45,979,488

Total liabilities and shareholders’ equity	$59,004,206	$63,881,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2007	2006
Net revenues	$11,440,437	$339,187
Cost of products sold	4,581,652	500,022

Gross profit (loss)	6,858,785	(160,835)

Operating costs and expenses:
Marketing and selling	5,296,597	1,423,047
General and administrative	3,473,677	3,067,440
Research and development	1,201,785	1,534,692
Depreciation and amortization	915,013	389,341

Loss from operations	(4,028,287)	(6,575,355)

Other income (expense):
Interest income	124,182	95,629
Interest expense	(766,708)	(4,811,130)
Derivative income (expense)	(23,600)	1,058,873
Other income (expense)	22,772	(5,299)

Other expense — net	(643,354)	(3,661,927)

Loss from continuing operations before income taxes	(4,671,641)	(10,237,282)
Income tax benefit (expense)	(11,592)	3,864,900

Loss from continuing operations	(4,683,233)	(6,372,382)

Loss from discontinued operations	(172,269)	(1,119,301)
Gain on disposal of discontinued operations	—	11,110,406
Income tax expense	—	(3,877,000)

Total income (loss) from discontinued operations	(172,269)	6,114,105

Net loss	(4,855,502)	(258,277)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(4,865,252)	$(268,027)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.14)
Income from discontinued operations	—	0.13

Net loss attributable to common shareholders	$(0.08)	$(0.01)

Weighted average common shares outstanding — basic and diluted	61,404,226	45,798,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended October 31, 2007

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance — July 31, 2007	100,000	$462,500	62,466,338	$62,466	$123,436,957	$(76,054,251)	$(127,118)	$(1,801,066)	$45,979,488

Preferred stock dividends	—	—	—	—	—	(9,750)	—	—	(9,750)
Exercise of common stock options	—	—	10,000	10	11,190	—	—	—	11,200
Stock-based compensation expense	—	—	32,373	33	430,379	—	—	—	430,412
Retirement of treasury stock	—	—	(932,832)	(933)	(1,249,062)	—	—	1,249,995	—
Foreign currency translation	—	—	—	—	—	—	(13,084)	—	(13,084)
Net loss	—	—	—	—	—	(4,855,502)	—	—	(4,855,502)

Balance — October 31, 2007	100,000	$462,500	61,575,879	$61,576	$122,629,464	$(80,919,503)	$(140,202)	$(551,071)	$41,542,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,855,502)	$(258,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023,727	597,369
Non-cash amortization of financing costs	99,369	2,095,234
Non-cash amortization of debt discounts	447,362	2,067,271
Non-cash interest on term loan	—	137,540
Non-cash derivative (income) expense	23,600	(1,058,873)
Gain on disposal of discontinued operations	—	(11,110,406)
Non-cash stock-based compensation expense	430,412	218,465
Other non-cash items — net	(51,663)	(54,041)
Changes in operating assets and liabilities:
Trade receivables	(1,946,403)	955,686
Inventories	47,498	(305,989)
Prepaid expenses and other assets	183,075	7,589
Accounts payable and accrued liabilities	271,328	2,604,450

Net cash used in operating activities	(4,327,197)	(4,103,982)

Cash flows from investing activities:
Additions to property and equipment	(375,212)	(172,948)
Additions to intangible assets	(80,235)	(125,380)
Proceeds from sale of assets	462	—
Restricted cash returned from collateralized letter of credit	—	3,610,950
Proceeds from disposition of discontinued operations	—	34,705,077
Deposits for the acquisition of Pro-Dentec	—	(283,470)

Net cash provided by (used in) investing activities	(454,985)	37,734,229

Cash flows from financing activities:
Short-term borrowings — net	—	268,554
Proceeds from issuance of common stock	11,200	27,975
Financing costs	—	(463,934)
Principal payments on long-term debt	(18,258)	(22,757,953)
Payment of obligation to repurchase common stock and warrants	(1,399,993)	—
Dividends paid to preferred stockholders	(9,750)	(9,750)

Net cash used in financing activities	(1,416,801)	(22,935,108)

Net increase (decrease) in cash and cash equivalents	(6,198,983)	10,695,139
Cash and cash equivalents — beginning of period	14,859,159	3,958,190

Cash and cash equivalents — end of period	$8,660,176	$14,653,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
      The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Zila, Inc. and its wholly owned subsidiaries (collectively, “Zila,” “we,” “us” or “our”). Zila is an integrated oral diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. During fiscal 2007, we successfully completed a multi-step strategic redirection, which included divesting non-core businesses and acquiring the national dental products company, Professional Dental Technologies, Inc. (“Pro-Dentec”).
      We manufacture and market ViziLite® Plus with TBlue630TM (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTCTM and OraTest® technologies and is developing a pipeline of products focused on oral disease detection and treatment. In October 2006, we divested our Nutraceuticals Business Unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented. With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
      These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended July 31, 2007, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended July 31, 2007. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation.
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments.
      Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended October 31, 2007 and 2006, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2007	2006
Options and warrants to purchase common shares	82	343
Common stock awards	19	—
Convertible preferred stock	100	100

Total potentially dilutive securities	201	443

     As of October 31, 2007, we have approximately $12.0 million of Amended and Restated Secured Notes outstanding that are convertible into 5,454,546 shares of our common stock, which have been excluded from the above table since the conversion price of these notes is antidilutive.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we have adopted effective August 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return, which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:
•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.
     FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies may have recognized a tax benefit only if it was probable a tax position would be sustained.
     FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months, a description of open tax years by major jurisdictions, and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
     We are potentially subject to tax audits in the United States and Canada. Tax audits by their very nature are often complex and can require several years to complete. We are potentially subject to United States federal and state tax examinations for the tax years ended July 31, 1994 through July 31, 2007. All tax loss years through July 31, 2007 remain open for federal, state and foreign operations. As a condition of the acquisition of Pro-Dentec, the merger agreement related thereto required that the selling shareholders of Pro-Dentec indemnify Zila for any identified tax liabilities for periods prior to the acquisition. Zila’s responsibility for Canadian and Canadian Provincial income taxes arose through the acquisition of Pro-Dentec. Zila is only responsible for Canadian and Canadian Provincial tax examinations that may arise for the tax year ended July 31, 2007 and thereafter.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and October 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. We are currently evaluating the impact of SFAS 157 to determine whether its adoption will have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We are currently evaluating whether to adopt SFAS 159.
3. Acquisition of Pro-Dentec
     On November 28, 2006, we completed the acquisition of Pro-Dentec, a privately-held, professional dental products company headquartered in Batesville, Arkansas, for approximately $35.6 million in cash. Through its national sales and marketing organization, Pro-Dentec offers, directly to dental professionals, a small suite of proprietary dental products that complement our oral cancer screening products.
     The following pro forma unaudited condensed statement of operations data shows the results of our operations for the three months ended October 31, 2006 as if the Pro-Dentec acquisition had occurred at the beginning of fiscal 2007 (in thousands except share amounts):

Net revenues	$9,159

Loss from continuing operations	$(5,505)

Basic and diluted net loss per common share from continuing operations	$(0.09)

Pro forma weighted average common shares outstanding — basic and diluted	61,798

     The above pro forma disclosure is provided for the three months ended October 31, 2006 because the completion of the acquisition of Pro-Dentec did not occur until November 28, 2006. No pro forma disclosure has been presented for the three months ended October 31, 2007 as the results of Pro-Dentec have been consolidated for all periods subsequent to November 2006.
4. Dispositions
     As part of our strategy to focus our business operations on the development and commercialization of products within our core business and with the highest growth potential, during fiscal 2007 we disposed of Zila Nutraceuticals, Inc. and our Peridex® brand of prescription periodontal rinse.
     On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. (“NBTY”). Following approval of our shareholders, we completed the sale on October 2, 2006 for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $36.4 million in cash, expenses of $1.5 million and escrowed funds of $0.3 million. We are also entitled to receive up to an additional $3.0 million in cash contingent upon the performance of the divested division during the one-year period after the closing. The sale resulted in a pre-tax gain of $11.0 million, which included the disposition of approximately $2.9 million of goodwill previously carried by the Nutraceuticals Business Unit. Under the stock purchase agreement, we agreed to indemnify NBTY for a number of matters, including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches. On September 28, 2006, as a requirement of the

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nutraceuticals disposition, we redeemed Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila. We recognized a $0.2 million charge for unamortized deferred financing costs at the time of the retirement of these bonds.
     On May 31, 2007 we sold the inventory and technology related to our Peridex® brand of products for $9.5 million, which had previously been a part of our Pharmaceuticals Business Unit. Expenses of the sale were approximately $0.1 million. This transaction resulted in a pre-tax gain of approximately $5.2 million.
     During fiscal 2006 and 2005 we also divested two other business lines that had previously been part of our Pharmaceuticals Business Unit, including the assets and certain defined liabilities of our IST swab operations and our Zilactin® brand of over-the-counter lip and oral care products. Subsequent to the sale of the Zilactin® products, we were engaged in an arbitration proceeding regarding the disposition, which was settled on November 3, 2006 and required the payment of approximately $0.7 million, which was included in loss from discontinued operations during the first quarter of fiscal 2007. Separately, we incurred approximately $0.15 million of expense in the first three months of fiscal 2008 for pending litigation with Dr. James E. Tinnell, which is more fully described in Note 17 “Commitments and Contingencies” below and relates to the previously disposed Zilactin® product line.
     Each of the disposals discussed above meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for these businesses have accordingly been classified as discontinued operations in all periods presented. The results of these discontinued operations for the three months ended October 31, 2006 are as follows (unaudited) (in thousands):

	Nutraceuticals	Pharmaceuticals	Total
Net revenues	$1,629	$1,039	$2,668

Loss from discontinued operations	$(754)	$(365)	$(1,119)
Gain (loss) on disposal of discontinued operations	11,135	(25)	11,110
Income tax expense	(3,877)	—	(3,877)

Total income (loss) from discontinued operations	$6,504	$(390)	$6,114

     As of October 31, 2007 and July 31, 2007, current liabilities of the divested operations consisted of accounts payable and other accrued expenses related to the previously divested Pharmaceuticals operations.
5. Inventories
     Inventories consist of the following (in thousands):

	October 31,	July 31,
	2007	2007
	(Unaudited)
Finished goods	$1,426	$1,413
Work-in-process	415	323
Raw materials	2,558	2,659
Inventory reserves	(372)	(320)

Total inventories	$4,027	$4,075

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Property and Equipment
     Property and equipment consist of the following (in thousands):

	October 31,	July 31,
	2007	2007
	(Unaudited)
Land	$529	$529
Building and improvements	2,162	2,181
Furniture and equipment	3,123	2,360
Leasehold improvements and other assets	821	1,360
Production, laboratory and warehouse equipment	4,591	4,423

Total property and equipment	11,226	10,853
Less: Accumulated depreciation and amortization	(4,979)	(4,634)

Property and equipment — net	$6,247	$6,219

7. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2007 (Unaudited)			July 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Purchased technology	$15,592	$(5,964)	$9,628	$15,592	$(5,708)	$9,884
Trademarks	137	(11)	126	132	(11)	121
Patents	2,570	(383)	2,187	2,495	(350)	2,145
Licensing costs	2,674	(1,580)	1,094	2,674	(1,514)	1,160
Covenants not to compete and other	3,557	(1,198)	2,359	3,556	(876)	2,680

Total amortizable intangible assets	24,530	(9,136)	15,394	24,449	(8,459)	15,990
Unamortizable trademarks	5,449	—	5,449	5,449	—	5,449

Total other intangible assets	29,979	(9,136)	20,843	29,898	(8,459)	21,439
Goodwill	10,171	—	10,171	10,171	—	10,171

Total intangible assets	$40,150	$(9,136)	$31,014	$40,069	$(8,459)	$31,610

     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	October 31, 2007	July 31, 2007
		(Unaudited)
Purchased technology	15	14.2	14.5
Trademarks	7-10	7.4	7.6
Patents	4-17	6.1	6.2
Licensing costs	7-10	4.2	4.4
Covenants not to compete and other	2-15	1.6	1.8

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	October 31,	July 31,
	2007	2007
	(Unaudited)
Accrued research and development	$1,596	$1,864
Accrued employee compensation and related taxes	1,435	1,876
Accrued professional and consulting fees	642	569
Accrued fee due Investors for Restructuring (see Note 9)	—	600
Other accrued expenses	967	679

Total accrued expenses	$4,640	$5,588

9. Debt
     Debt consists of the following (in thousands):

	October 31,	July 31,
	2007	2007
	(Unaudited)
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$275	$—
Capital lease obligations	77	77

Total short-term borrowings and current portion of long-term debt	$352	$77

Long-term debt:
Senior secured convertible notes — net of unamortized discount of $4,898 and $5,345	$7,102	$6,655
PharmaBio	500	500
Capital lease obligations	163	181

Total long-term debt	7,765	7,336
Less: Current portion of long-term debt	(77)	(77)

Long-term debt — net of current portion	$7,688	$7,259

Short-term Borrowings
     As of October 31, 2007, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.4%.
Private Placements
     In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million.
     Pursuant to the first purchase agreement, we issued and sold:
(i)	9,100,000 shares of Zila’s common stock for $1.75 per share (the “Shares”);

(ii)	Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6,900,000 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(iii)	Warrants to purchase approximately 5,403,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv)	Warrants to purchase approximately 3,105,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”);
     Pursuant to the second purchase agreement, we issued and sold:
(i)	Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into 5,454,546 shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

(ii)	Warrants to purchase 1,909,091 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).
     We granted registration rights for the Shares and shares of common stock issuable upon conversion of the debt instruments and exercise of the warrants. A dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights. On August 13, 2007, we reached an agreement with the Investors to restructure the Investors’ holdings (the “Restructuring”) and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010. The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $2.20 per share at the option of the holders of such notes. In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to:
(i)	Maintain, at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007, free cash in an amount not less than $2.0 million; and

(ii)	Maintain, at the end of each of the fiscal quarters ending July 31, 2008 and October 31, 2008, defined EBITDA of at least $1.00.
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
     As part of the Restructuring, we also agreed to:
(i)	Repurchase 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share;

(ii)	Repurchase 227,270 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black-Scholes valuation, or $0.66 per Secured Note Warrant; and

(iii)	Pay the Investors a $0.6 million fee.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Amended and Restated Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries. Additionally, the Amendment Agreement contained a mutual release of claims. We concluded that the Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Amendment Agreement has not been accounted for as a debt extinguishment. As of July 31, 2007, the $0.6 million fee has been accrued as the resolution of the registration rights dispute with the Investors and the fair value of the shares and warrants has been reclassified from permanent equity to a current liability. No income or loss was recognized as a result of this reclassification. The increase in the fair value of these financial instruments from July 31, 2007 to the date they were repurchased on August 13, 2007 of less than $0.1 million, has been accounted for as a charge to earnings in the first quarter of fiscal 2008.
     In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, we also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. On August 13, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors. Separately, a side letter that imposed certain corporate governance obligations on Zila, the most notable of which that had not yet been fulfilled was to appoint two additional directors to our Board of Directors, was terminated.
PharmaBio Development, Inc.
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $0.5 million in us and in return we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
10. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). There are 154,000 registered shares available for grant under the plan as of October 31, 2007, and we have submitted a proposal to our shareholders at our Annual Meeting on December 13, 2007 to increase the authorized shares in our share-based stock award plan by 3,000,000 shares.
     During the three months ended October 31, 2007 and 2006, we granted options to purchase 1,097,366 and 20,000 shares of our common stock, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended October 31,
	2007	2006
Risk-free interest rate	3%	5%
Expected volatility	60%	44%
Expected term (in years)	5.1	3.3
Dividend yield	0%	0%
     The risk free interest rate is based on U.S. Treasury rates with maturity dates approximating the expected term of the grant. The historic volatility of our stock is used as the primary basis for the expected volatility assumption. Expected term is based on evaluations of historic and expected future employee exercise behavior. Our ability to pay dividends is restricted and therefore we have assumed no dividend yield.
     SFAS No. 123 (revised 2004), “Share-Based Payment” requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through an adjustment, which is recognized in the period of change and

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which impacts the amount of unamortized compensation expense to be recognized in future periods.
     A summary of stock option activity for our stock award plan for the three months ended October 31, 2007 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value
Options outstanding — beginning of period	2,917	$3.11	5.8	$130
Granted	1,097	1.15
Exercised	(10)	1.12
Expired	(144)	3.28
Forfeited	(33)	2.55

Options outstanding — end of period	3,827	2.55	6.7	42

Options vested or expected to vest — end of period	3,359	2.61	6.4	42

Options exercisable — end of period	1,965	3.11	4.8	42

     The weighted average grant-date fair value of options granted to our employees and directors during the three months ended October 31, 2007 was $0.63 per common share. The total intrinsic value of options exercised and cash received from option exercises during the three months ended October 31, 2007 was less than $0.1 million.
     A summary of unvested common stock award activity within our share-based compensation plan for the three months ended October 31, 2007 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)
Unvested balance — beginning of period	133	$2.42	1.4
Granted	373	1.17
Vested	(140)	1.50
Forfeited	—

Unvested balance — end of period	366	1.49	1.4

     Stock-based compensation costs for stock options and restricted stock grants are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended October 31,
	2007	2006
Marketing and selling expense	$55	$7
General and administrative expense	373	223
Research and development expense	1	(8)
Inventory	1	2
Discontinued operations	—	(6)

Total stock-based compensation	$430	$218

     The above table includes a benefit of less than $0.1 million for the first three months of fiscal 2007 for non-employee stock

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options, which are adjusted to current fair value each quarter during their vesting period as services are rendered, and is included as a component of general and administrative expense.
     As of October 31, 2007, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $1.6 million and $0.4 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 2.0 years and 1.4 years, respectively.
11. Warrants
     As of October 31, 2007, we have exercisable warrants outstanding for the purchase of 12,696,500 shares of our common stock with a weighted average exercise price of $2.20 and a weighted average contractual term of 4.0 years. We issued these warrants in connection with financing arrangements and in connection with services provided by medical and financial advisors. These warrants were valued using a Black-Scholes model, and the value of warrants issued for services was charged to expense. As discussed elsewhere herein, on August 13, 2007, we repurchased 227,270 Secured Note Warrants for approximately $0.15 million in cash.
12. Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of October 31, 2007 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million.
13. Treasury Stock
     In connection with the Amendment Agreement described above, on August 13, 2007 we repurchased 932,832 Unsecured Note Shares from certain Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share. These shares have been treated as treasury stock as of July 31, 2007 and during the three months ended October 31, 2007, these treasury shares were retired.
     During fiscal 2001, we began acquiring shares of our common stock under a stock repurchase program announced in November 1999. The program authorized the repurchase of up to 1.0 million shares of Zila common stock from time to time on the open market depending on market conditions and other factors. Under this repurchase program, we purchased 225,100 shares of common stock at an aggregate cost of approximately $0.6 million, and made the last purchases under this program in fiscal 2003, after which we suspended purchases under the program.
14. Income Taxes
     As of October 31, 2007, we have recorded a valuation allowance for our net deferred tax assets of $13.9 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $52.3 million that expire in years 2009 to 2028. Income tax expense for the three months ended October 31, 2007 was de minimis and primarily relates to state income taxes. Income tax benefit of $3.9 million for the three months ended October 31, 2006 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit, which is presented as discontinued operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2007	2006
Interest paid	$227	$620
Income taxes paid	35	23
Insurance policy financed with short-term borrowings	275	—
16. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2007	2006
Net loss	$(4,856)	$(258)
Foreign currency translation adjustment	(13)	(9)

Comprehensive loss	$(4,869)	$(267)

17. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of October 31, 2007, we were not a party to any pending legal proceedings other than ordinary routine claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings discussed below will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which such ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and requested judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in the 1992 patent.
     An antitrust case was filed in 2000 in the United States District Court in Delaware by several dental laboratories as class representatives for all dental labs that had purchased Dentsply artificial teeth. The suit alleges that Dentsply, the major supplier of artificial teeth, required each of its distributors to agree not to supply the teeth of its competitors as a condition of Dentsply’s supplying its artificial teeth to a distributor. According to the complaint this requirement resulted in a lack of choices for the laboratories and increased costs for the Dentsply teeth because it permitted Dentsply to limit the supply of its competitors’ teeth so as to give it a monopoly and the power to set prices. Plaintiffs also alleged that each of the distributors agreed with Dentsply to this condition in violation of Sections 1 and 2 of the Sherman Act and Section 6 of the Clayton Act. At the same time the U.S. Department of Justice was criminally prosecuting Dentsply for the same activities. Ultimately Dentsply was found guilty of the charges. The civil lawsuit, in which Ryker Dental of Kentucky, Inc. (“Ryker”), our inactive wholly-owned subsidiary, is one of about 15 defendants, was stayed for years because of appeals taken by the plaintiffs from orders by the trial court that since the plaintiffs had not purchased artificial teeth directly from Dentsply, it could not, as a matter of law, have any liability to the plaintiffs or class members. The Third Circuit Court of Appeals largely agreed with Dentsply, except that it permitted a claim to proceed that Dentsply and the distributors had conspired to

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monopolize the artificial teeth market. On September 26, 2007, the Court dismissed the case against Ryker for lack of personal jurisdiction and improper venue.
Indemnifications
     During the normal course of business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) intellectual property indemnities to customers in connection with the use, sales and/or license of products and services; (ii) indemnities to customers in connection with losses incurred while performing services on their premises; (iii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct; and (iv) indemnities involving the representations and warranties in certain contracts. In addition, under our by-laws we are committed to our directors and officers for providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make. To help address these risks, we maintain general business liability insurance coverage, including product, commercial, general, fiduciary, employment practices and directors’ and officers’ liability coverages. We have not recorded a liability for these indemnities, commitments and other guarantees.
Registration Payment Arrangements
     As of October 31, 2007, we have 1,200,000 warrants outstanding that were issued in March 2006 in connection with a financing transaction and are subject to a registration rights agreement. Under the terms of this agreement, we agreed to register the underlying common shares and were obligated to have the registration statement declared effective at the later of July 15, 2006 and the date upon which at least twenty-five percent (25.0%) of the shares underlying the warrant have been acquired upon exercise of the warrant. The registration statement was declared effective on June 26, 2006. We are obligated to maintain the effectiveness of the registration statement until the earlier to occur of the date upon which all shares registered thereunder have been sold and, in general, the date on which the shares registered thereunder can be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”). If we fail to maintain the effectiveness of the registration statement for this period of time, we are obligated to pay to the warrant holder at the end of each 30 day period, in cash, an amount equal to $40,000 for the first 30 days such registration is not effective, pro-rated on a daily basis, and $40,000 per each 30-day period thereafter, pro-rated on a daily basis.
     In November 2006, concurrent with the closing of the Private Placements described elsewhere herein, we entered into two registration rights agreements (the “Private Placement Registration Rights Agreements”) whereby we agreed to file an initial registration statement registering the Shares and shares of common stock underlying the Initial Warrants (the “Initial Registration Statement”) and to file a subsequent registration statement registering shares of common stock underlying the Additional Warrants, Secured Note Warrants, Unsecured Notes and Secured Notes (the “Subsequent Registration Statement”). Under the Private Placement Registration Rights Agreements, if the Initial Registration Statement or Subsequent Registration Statement is not filed, or declared effective, by certain predetermined deadlines, then, in addition to any other rights the investors may have, we will be required to pay liquidated damages, in cash, equal to one percent per month (pro rata for each day beyond each deadline) of the aggregate purchase price paid by such investors for the securities being registered on either the Initial Registration Statement or Subsequent Registration Statement, as applicable, up to a maximum of 24.0% of each such investors’ investment. We are obligated to maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement until the earlier of the date on which all securities registered thereby have been sold and the date on which all securities registered thereby may be sold pursuant to Rule 144(k) under the Securities Act. If we do not maintain the effectiveness of the Initial Registration Statement and the Subsequent Registration Statement, as required, then we are subject to the above described liquidated damages.
     We did not incur any liquidated damages in connection with the Initial Registration Statement because we filed it on December 28, 2006, and it was declared effective on March 23, 2007, both of which were within the time periods prescribed by the Private Placement Registration Rights Agreements. We filed the Subsequent Registration Statement on January 12, 2007, which was within the time period prescribed by the Private Placement Registration Rights Agreements. However, the Subsequent Registration Statement was not declared effective until May 4, 2007, which was after the April 13, 2007 effectiveness deadline. Several of the investors waived their rights to liquidated damages, but we did incur liquidated damages of approximately $0.1 million for the period from April 13, 2007 to May 4, 2007 as a result of this delay.
     As discussed elsewhere herein, a dispute arose regarding the extent of the registration rights to certain Investors. The SEC reviewed and provided extensive comments on the Subsequent Registration Statement and, as a condition precedent to declaring the Subsequent Registration Statement effective, the SEC required that we either remove the Investors or identify the Investors as “underwriters” in the Subsequent Registration Statement. Rather than be designated as underwriters, the Investors preferred to have the shares that were issued to them, and the shares that were issuable to them upon conversion of the Secured Notes and exercise of

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Warrants and Secured Note Warrants, as applicable, removed from the Subsequent Registration Statement. As a result, Zila believes its obligation to pay liquidated damages to these Investors for the period after May 4, 2007 was extinguished at that time. However, certain of the Investors disputed our position and indicated that they believed that our obligation to pay liquidated damages was ongoing and would continue until their securities were registered, subject to the contractually agreed limitation of 24.0% of the amount of each Investor’s investment.
     On August 13, 2007 and in connection with the Restructuring, we entered into a Registration Rights Agreement with the Investors, under which we agreed to cooperate with the Investors to attempt to persuade the SEC to permit the registration of Unsecured Note Shares and shares that are issuable upon exercise of Additional Warrants and Secured Note Warrants and upon conversion of the Amended and Restated Secured Notes, in each case to the extent not already registered, and to file a resale registration statement covering such shares within 30 days after the date, if ever, on which the SEC indicates that it would be willing to declare such a registration statement effective. In addition, in the event that shares our common stock have been issued as payment for interest on the Amended and Restated Secured Notes and the market value of such shares exceeds $0.25 million, we are required to file additional registration statements promptly following the end of each of our fiscal years, but no later than October 31 of each year. After each filing deadline, we are required to use commercially reasonable efforts to have each registration statement declared effective by the SEC 90 days after the date on which the 30 day filing period began to run, or 120 days after such time if the SEC reviews the registration statement. We are obligated to use reasonable efforts to maintain the effectiveness of each registration statement until the earlier of the date on which all securities covered by such registration statement have been sold and the date on which such securities can be sold pursuant to Rule 144(k) under the Securities Act. We will become obligated to pay liquidated damages equal to 1.0% of the aggregate market value of the shares that should have been included in any such registration statement if we fail to file any such registration statement within the timeframes described above, and will incur additional liquidated damages equal to 1.0% of the aggregate market value of the shares that should have been included in any such registration statement if we fail to cause any such registration statement to become effective within the timeframes described above, up to an aggregate cap of $3.0 million. In connection with the Restructuring, those registration rights agreements to which the Investors were a party were terminated as to the Investors, but will remain in effect as to those other investors in the Private Placements.
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
     We do not believe it is probable that penalty payments will be made for the registration rights agreements discussed above and accordingly have not accrued for such potential penalties as of October 31, 2007 or July 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended July 31, 2007, as filed with the SEC, including the factors set forth in the section titled “Forward-looking Statements,” as well as our other filings made with the SEC.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Form 10-K for the year ended July 31, 2007 under Item 1A “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview and Recent Developments
     Zila is an integrated oral diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. During fiscal 2007, we successfully completed a multi-step strategic redirection, which included divesting non-core businesses and acquiring the national dental products company, Professional Dental Technologies, Inc. (“Pro-Dentec”).
     We manufacture and market ViziLite® Plus with TBlue630TM (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. During November 2007, we commenced a global expansion initiative with the launch of ViziLite® Plus in Canada. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTCTM and OraTest® technologies and is developing a pipeline of products focused on oral disease detection and treatment. In October 2006, we divested our Nutraceuticals Business Unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented. With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment.
     On August 13, 2007, we entered into an Amendment Agreement with certain of the investors in the Private Placements (the “Investors”), which were originally completed in November 2006, to restructure their holdings, modify the registration rights granted to these Investors and, with respect to the Investors in the senior notes, provide relief from certain financial and non-financial covenants. We believe that the restructuring strengthens our financial position by relaxing the minimum cash and EBITDA covenants and allowing future interest to be paid in kind with common stock. The Amended and Restated Secured Notes are in the same aggregate principal amount as the original Secured Notes, but are now due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The required cash balance was reduced from $10.5 million to $2.0 million commencing July 31, 2007 and EBITDA, as defined, of at least $1.00 is required for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. As part of this agreement, we also (i) repurchased 932,832 common shares from the investors for $1.25 million in cash, (ii) repurchased 227,270 warrants from the investors for $0.15 million in cash and (iii) paid the investors a $0.6 million fee.

     As we more fully reported in our Annual Report on Form 10-K filed on October 15, 2007, we recently conducted a comprehensive review of Zila’s strategic direction, including all aspects of the OraTest® program. The review included the history, present status and future prospects of the OraTest® program, including the regulatory path to approval of OraTest® with the FDA and its post-approval commercial potential and challenges. Our strategic review also considered the growing market acceptance for its adjunctive oral cancer screening product, ViziLite® Plus with T-Blue 630TM, and the fact that we currently have toluidine blue on the market today in the T-Blue 630TM marker. We believe that in order to maximize shareholder value, our resources must be directed to those products and programs with the greatest probability of financial return. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form.
     Also as previously reported, we initiated the process of seeking a partner in an effort to realize the value of the ZTCTM platform. ZTCTM, the active staining component in OraTest®, may have additional applications, including the detection of high-risk lesions of the cervix, esophagus and skin. We believe that the potential of these additional therapeutic applications could appeal to a partner.
     Finally, in early October 2007, we ceased enrollment in the clinical trial and are taking the steps necessary to capture, secure and analyze the clinical and program data obtained to date, which we intend to use to support the growth of the ViziLite® Plus program.
Results of Operations
     The following table summarizes our results of continuing operations and related statistical information for the three months ended October 31, 2007 and 2006 (dollars in thousands):

	For the Three Months Ended October 31,
		% of		% of	%
	2007	Revenue	2006	Revenue	Change
Net revenues	$11,440	100.0%	$339	100.0%	3,274.6%
Cost of products sold	4,581	40.0	500	147.5	816.2

Gross profit (loss)	6,859	60.0	(161)	(47.5)	(4,360.2)

Operating costs and expenses:
Marketing and selling	5,297	46.3	1,423	419.8	272.2
General and administrative	3,473	30.4	3,067	904.7	13.2
Research and development	1,202	10.5	1,535	452.8	(21.7)
Depreciation and amortization	915	8.0	389	114.7	135.2

Loss from operations	(4,028)	(35.2)	(6,575)	(1,939.5)	(38.7)
Other expense — net	(644)	(5.6)	(3,662)	(1,080.3)	(82.4)

Loss from continuing operations before income taxes	(4,672)	(40.8)	(10,237)	(3,019.8)	(54.4)
Income tax benefit (expense)	(11)	(0.1)	3,865	1,140.2	(100.3)

Loss from continuing operations	$(4,683)	(40.9)%	$(6,372)	(1,879.6)%	(26.5)

Net Revenues
     Net revenues were $11.4 million and $0.3 million for the three months ended October 31, 2007 and 2006, respectively, an increase of $11.1 million or in excess of 100.0%. The growth in net revenues for the first three months of fiscal 2008 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased 881.4% to $3.1 million in the first three months of fiscal 2008 from the first three months of fiscal 2007, primarily as a result of selling direct to dental offices through Pro-Dentec’s national sales organization. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our then existing distribution channel in the first quarter of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.
Gross Profit
     Gross profit (loss) was $6.9 million and $(0.2) million for the three months ended October 31, 2007 and 2006, respectively, an increase of $7.1 million or in excess of 100.0%. Gross profit as a percentage of net revenues was 60.0% and (47.5)% for the three months ended October 31, 2007 and 2006, respectively. The improved gross profit margin for the first three months of fiscal 2008 primarily relates to our sales of ViziLite® Plus made direct to dental offices through Pro-Dentec’s national sales organization, as well as sales of other Pro-Dentec products including the Rota-dent® Professional Powered Brush and the Pro-Select® Platinum ultrasonic scaler. Prior-year’s gross profit reflects our distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus. The gross profit margin for the first quarter of the prior-year was also negatively impacted as a result of providing reserves for ViziLite® inventory that was approaching its expiration date.
Marketing and Selling Expense
     Marketing and selling expense was $5.3 million and $1.4 million for the three months ended October 31, 2007 and 2006, respectively, an increase of $3.9 million or in excess of 100.0%. Pro-Dentec’s dedicated national sales force, which sells directly to dental offices, represented the majority of the increase in marketing and selling expense. Increased ViziLite® Plus related marketing and selling expenditures also contributed to the overall increase, which reflects our continued efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of abnormalities.
General and Administrative Expense
     General and administrative expense was $3.5 million and $3.1 million for the three months ended October 31, 2007 and 2006, respectively, an increase of $0.4 million or 13.2%. The increase in general and administrative expense primarily relates to the acquisition of Pro-Dentec. The addition of Pro-Dentec’s general and administrative costs of $0.9 million and implementation costs for Pro-Dentec’s new enterprise financial systems of $0.1 million for the three months ended October 31, 2007 were offset by general corporate expense reductions of $0.7 million. Non-cash general and administrative stock-based compensation expense increased by $0.2 million for the first three months of fiscal 2008 compared to the first three months of fiscal 2007.
Research and Development Expense
     Research and development expense was $1.2 million and $1.5 million for the three months ended October 31, 2007 and 2006, respectively, a decrease of $0.3 million or 21.7%. We recently conducted an extensive review and analysis of our strategic direction, including the OraTest® regulatory program, and in the first quarter of fiscal 2008, we closed enrollment in the OraTest® clinical trial and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced from historical levels.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $0.9 million and $0.4 million for the three months ended October 31, 2007 and 2006, respectively, an increase of $0.5 million or in excess of 100.0%. As a percentage of revenue, depreciation and amortization expense was 8.0% and 114.7% for the three months ended October 31, 2007 and 2006, respectively. The increased level of depreciation and amortization expense is primarily related to the acquisition of Pro-Dentec and its related property, plant, equipment and amortizable intangible assets.
Other Expense — Net
     Other expense, net was $0.6 million and $3.7 million for the three months ended October 31, 2007 and 2006, respectively. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended October 31,
	2007	2006
Senior secured convertible notes	$216	$—
BDCF secured term loan	—	520
Amortization of financing costs	99	2,223
Amortization of debt discounts	447	2,067
Capital leases	5	1

Total interest expense	$767	$4,811

     The decrease in interest expense primarily relates to interest incurred on a $20.0 million secured term loan with Black Diamond Commercial Finance, LLC (“BDCF”), which was repaid in the first quarter of fiscal 2007. As a result of this repayment, we expensed $3.6 million of unamortized debt issue costs and discounts during the three months ended October 31, 2006. Interest expense for the first quarter of fiscal 2008 primarily relates to interest incurred on our Amended and Restated Secured Notes, which was paid in cash in the first quarter of fiscal 2008, and amortization of the related financing costs and discounts.
     During the first quarter of fiscal 2007 we recognized $1.1 million of non-cash derivative income for changes in the fair value of a warrant to purchase 1,200,000 common shares that was issued to BDCF in connection with the term loan discussed above. Prior to our adoption of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” on November 1, 2006, we were required to account for this warrant as a freestanding derivative financial instrument, with changes in the fair value of the warrant reported as non-cash charges or credits to earnings. The derivative income recognized was due primarily to a decrease in the trading price of our common stock during the first quarter of fiscal 2007.
Income Tax Benefit (Expense)
     As of October 31, 2007, we have recorded a valuation allowance for our net deferred tax assets of $13.9 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $52.3 million that expire in years 2009 to 2028. Income tax expense for the three months ended October 31, 2007 was de minimis and primarily relates to state income taxes. Income tax benefit of $3.9 million for the three months ended October 31, 2006 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit.
Inflation and Seasonality
     We do not believe that inflation has a unique or material effect on the operations or financial condition of our businesses. Sales for the dental industry are generally strongest in our second and third fiscal quarters and weaker in our first and fourth fiscal quarters, due primarily to the effects of summer vacation seasonality. Subsequent to the Pro-Dentec acquisition in November 2006, we sell directly to dental professionals and accordingly, we would expect our sales to be subject to these seasonal trends.
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
     Our research and development program required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. As more fully described above, we recently evaluated the strategic direction of Zila, including an assessment of the OraTest® regulatory program, and we believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies within the synergies created with the acquisition of Pro-Dentec, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, we believe that it is necessary to reduce future research and development expenditures on the OraTest® regulatory program. Accordingly, during the first quarter of fiscal 2008, we curtailed activity and spending related to the regulatory program. As a result of this curtailment, regulatory program related expenses declined to $1.0 million for the first three months of fiscal 2008 from $1.5 million in the first three months of fiscal 2007, a reduction of $0.5 million or 35.2%. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced over historic levels.
     Separately, in the fourth quarter of fiscal 2007, we took actions to streamline our operations and reduce overhead expenditures by approximately $3.0 million annually. With our cost reduction measures and with the anticipated growth in ViziLite® Plus and our other core products, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management should allow us to fund our planned operations over the next 12 months.

     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Three Months Ended October 31,
	2007	2006
Net cash used in operating activities	$(4,327)	$(4,104)
Net cash provided by (used in) investing activities	(455)	37,734
Net cash used in financing activities	(1,417)	(22,935)

	October 31,	July 31,
	2007	2007
Cash and cash equivalents	$8,660	$14,859
Working capital	10,909	14,286
Current ratio	2.1	2.4
     As of October 31, 2007, our primary sources of liquidity included cash and cash equivalents of $8.7 million compared to $14.9 million as of July 31, 2007. Our working capital was $10.9 million as of October 31, 2007 compared to $14.3 million as of July 31, 2007. The decrease in working capital primarily relates to our decreased cash balance, offset by increased trade receivables. Trade receivables increased $1.9 million or 45.5%, primarily due to the implementation of new financial systems at Pro-Dentec, which resulted in a delay in billings in the first three months of fiscal 2008. Our current ratio has declined to 2.1 as of October 31, 2007 compared to 2.4 as of July 31, 2007, primarily as a result of the net decreases in working capital outlined above.
Cash Flows from Operating Activities
     Cash used in operating activities was $4.3 million and $4.1 million for the three months ended October 31, 2007 and 2006, respectively. The increase in cash used in operating activities primarily relates to cash provided by (used in) working capital components, which was $(1.4) million and $3.3 million for the three months ended October 31, 2007, respectively, or a $4.7 million change. The working capital decrement for the three months ended October 31, 2007 primarily relates to increased accounts receivable balances at Pro-Dentec, which is discussed above. Cash provided by working capital changes in the first three months of fiscal 2007 relates to reduced levels of accounts receivable as a result of the disposition of our Nutraceuticals Business Unit and increased levels of accounts payable. Exclusive of cash flows for working capital changes, the improvement in cash used in operating activities relates to (i) cash flows from our Pro-Dentec operations, which were acquired during the second quarter of fiscal 2007, (ii) synergies created as a result of this acquisition, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus, (iii) the elimination of cash flows from our recently disposed Nutraceuticals Business Unit and Peridex® product line and (iv) the curtailment of activity and spending related to the OraTest® regulatory program.
Cash Flows from Investing Activities
     Cash provided by (used in) investing activities was $(0.5) million and $37.7 million for the three months ended October 31, 2007 and 2006, respectively. During the three months ended October 31, 2007 we spent $0.5 million for additional property and equipment and development of intangible assets. Cash provided by investing activities during the first three months of fiscal 2007 relates to net proceeds of $34.7 million from the sale of our Nutraceuticals Business Unit and $3.6 million for the return of collateral upon the retirement of Industrial Development Revenue Bonds, which related to the disposition of the Nutraceuticals Business Unit, offset by $0.3 million of cash spent towards the acquisition of Pro-Dentec, which was completed in the second quarter of fiscal 2007, and $0.3 million of cash spent for additional property and equipment and the development of intangible assets.
Cash Flows from Financing Activities
     Cash used in financing activities was $1.4 million and $22.9 million for the three months ended October 31, 2007 and 2006, respectively. During the first three months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants, which is described in more detail elsewhere herein. During the first three months of fiscal 2007, we used $22.8 million for the repayment of debt, which primarily relates to the repayment of the BDCF credit facility and the Industrial Development Revenue Bonds. During the first three months of fiscal 2007, we also incurred $0.5 million for financing costs, offset by $0.3 million of short-term borrowings and proceeds from the issuance of common stock.

Private Placements
     In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million.
     Pursuant to the first purchase agreement, we issued and sold:
(i)	9,100,000 shares of Zila’s common stock for $1.75 per share (the “Shares”);

(ii)	Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6,900,000 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii)	Warrants to purchase approximately 5,403,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv)	Warrants to purchase approximately 3,105,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”);
     Pursuant to the second purchase agreement, we issued and sold:
(i)	Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into approximately 5,454,546 shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

(ii)	Warrants to purchase 1,909,091 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).
     As more fully described in the notes to the accompanying unaudited condensed consolidated financial statements, on August 13, 2007, we reached an agreement with certain Investors in the Private Placements to restructure their holdings and provide relief from certain financial and non-financial covenants contained in the Secured Notes. As more fully described elsewhere in this filing, these Investors, and one other, had also previously disputed the extent of certain registration rights granted in connection with the securities issued in the Private Placements. In an effort to resolve the aforementioned dispute and to obtain covenant relief, Zila and certain of the Investors with whom we had the dispute, agreed to take certain actions and restructure the Investors’ holdings (the “Restructuring”). As part of the Restructuring, on August 13, 2007, Zila entered into an Amendment Agreement (the “Amendment Agreement”) with Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP and Atlas Master Fund, Ltd., which provides for, among other things, the following:
(i)	Zila repurchased 932,832 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share;

(ii)	Zila repurchased 227,270 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black—Scholes valuation, or $0.66 per Secured Note Warrant;

(iii)	Zila and the Investors agreed to amend and restate the Secured Notes (the “Amended and Restated Secured Notes”) on the terms set forth below and elsewhere herein; and

(iv)	Zila paid the Investors a $0.6 million fee.
     We believe that the Restructuring strengthens our cash position by relaxing the minimum cash and EBITDA based covenants and allows future interest to be paid in kind with common stock. The Amended and Restated Secured Notes are in the same aggregate principal amount as the Secured Notes, or $12.0 million, but are now due July 31, 2010. They bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the 10 trading days immediately prior to the relevant interest payment date. The required cash balance was reduced from $10.5 million to $2.0 million commencing July 31, 2007 and defined

EBITDA of at least $1.00 is required for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.
     Failure to satisfy the financial covenants, or to maintain compliance with the negative covenants could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.
     In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, Zila also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. Also, on August 13, 2007, Zila and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which is described further in the notes to the accompanying unaudited condensed consolidated financial statements; however, a registration rights dispute remains with one investor. Separately, a side letter that imposed certain corporate governance obligations on Zila was terminated.
PharmaBio Investment
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our contract research organization. Under this agreement, PharmaBio invested $0.5 million in us and in return we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of the OraTest® product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of October 31, 2007 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million.
EBITDA
     We utilize EBITDA (earnings (loss) before interest, taxes, depreciation and amortization) to monitor compliance with the covenants contained in our Amended and Restated Secured Notes, some of which are based on EBITDA. The Amended and Restated Notes are material agreements to us and, therefore, its covenants are material to an investor’s understanding of our financial condition and liquidity. Although we use EBITDA as a financial measure to monitor compliance with debt covenants, it does not include certain material costs, expenses and other items necessary to operate our business. Because EBITDA does not include these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for net cash used in operating activities or as the sole indicator of our financial performance since net cash used in operating activities provides a more complete measure of our financial performance. In other words, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating our financial performance.

     The following is a reconciliation of EBITDA to GAAP measures (unaudited) (in thousands):

	Three Months Ended October 31,
	2007	2006
EBITDA	$(3,178)	$5,290
Non-cash derivative (income) expense	24	(1,059)
Gain from disposition of discontinued operations	—	(11,110)
Non-cash stock-based compensation expense	430	218
Other non-cash items — net	(50)	(54)

Defined EBITDA (a)	(2,774)	(6,715)
Interest income	124	125
Interest expense	(767)	(5,064)
Income tax expense	(11)	(12)
Amortization of financing costs	99	2,095
Amortization of debt discounts	447	2,067
Non-cash interest on term loan	—	138
Changes in operating assets and liabilities:
Trade receivables	(1,946)	956
Inventories	47	(306)
Prepaid expenses and other assets	183	8
Accounts payable and accrued liabilities	271	2,604

Net cash used in operating activities	$(4,327)	$(4,104)

(a)	Defined EBITDA, is EBITDA as defined in the Amended and Restated Secured Note Agreement.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements.
Summary of Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we manufacture and/or sell our products.
     There are several accounting policies that we believe are significant to the presentation of our financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) revenue recognition; (ii) use of estimates, which is described more fully above and (iii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended July 31, 2007. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to July 31, 2007.
Recently Issued Accounting Pronouncements and Adopted Accounting
     The recently issued accounting pronouncements and adopted accounting are discussed in the notes to the unaudited condensed consolidated financial statements included elsewhere herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our exposure to market risk for a change in interest rates relates primarily to our investments, which consists of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality cash deposits and money market funds with carrying values that approximate market value. Because our investments consist of cash and cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.
     We also have market risk arising from changes in foreign currency exchange rates through our subsidiaries that conduct business in Canada and Europe and have functional currencies denominated in Canadian dollars and British pounds. We believe that such exposure does not present a significant risk due to the limited number of transactions and/or accounts denominated in foreign currency.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective.
Changes in Internal Control over Financial Reporting.
     During the first quarter of fiscal 2008, we integrated Pro-Dentec into our financial accounting systems as well as implemented a new customer relations management system. Pro-Dentec is a subsidiary that was acquired in November 2006. Our internal control over financial reporting has been altered accordingly for this change in accounting systems. We continue to develop our control procedures surrounding the implementation of the new financial accounting systems and customer relations management system at Pro-Dentec. We believe that we are adequately controlling the integration and do not expect any sustained material impact on our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 17, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere herein.
Item 1A. Risk Factors.
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended July 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

(c) Total
			Number of	(d) Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
August 1, 2007 to
August 31, 2007	932,832	$1.34	(a )	(a )
September 1, 2007 to
September 30, 2007	—	—	(a )	(a )
October 1, 2007 to
October 31, 2007	—	—	(a )	(a )

(a)	The above purchases were made as part of an Amendment Agreement with certain Investors, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
     There were no sales of equity securities during the most recent fiscal quarter.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2007	Zila, Inc.

		By:	/s/ FRANK J. BELLIZZI

Frank J. Bellizzi

Executive Vice President
(Principal Executive Officer)

		By:	/s/ DIANE E. KLEIN

Diane E. Klein

Vice President — Finance and Treasurer
(Principal Financial Officer)

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer