Form 10-Q
period 2008-01-31
ZILA INC
filed 2008-03-11
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
As of March 1, 2008, 62,097,174 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,884,485	$14,859,159
Trade receivables — net of allowances of $172,000 and $173,000	5,796,537	4,273,580
Inventories — net	4,348,208	4,074,733
Prepaid expenses and other current assets	1,848,577	1,646,229

Total current assets	17,877,807	24,853,701

Property and equipment — net	6,033,752	6,219,436
Goodwill	10,171,351	10,171,351
Purchased technology — net	9,372,245	9,884,017
Trademarks and other intangible assets — net	10,782,935	11,555,041
Other assets	1,007,987	1,197,684

Total assets	$55,246,077	$63,881,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,993,077	$3,207,480
Accrued liabilities	4,026,520	5,587,825
Warrant and common stock repurchase liability	—	1,376,393
Current portion of deferred gain on sale leaseback	152,147	152,976
Short-term borrowings and current portion of long-term debt	261,478	77,472
Current liabilities of discontinued operations	173,531	165,368

Total current liabilities	9,606,753	10,567,514

Deferred gain on sale leaseback	—	75,659
Long-term debt — net of current portion	8,119,729	7,258,569

Total liabilities	17,726,482	17,901,742

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value - 147,500,000 shares authorized, 62,019,921 and 62,466,338 shares issued and outstanding	62,020	62,466
Additional paid-in capital	123,327,077	123,436,957
Accumulated deficit	(85,664,821)	(76,054,251)
Accumulated other comprehensive loss	(116,110)	(127,118)
Treasury stock, at cost (218,411 and 1,151,243 common shares)	(551,071)	(1,801,066)

Total shareholders’ equity	37,519,595	45,979,488

Total liabilities and shareholders’ equity	$55,246,077	$63,881,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net revenues	$10,490,657	$7,149,383	$21,931,094	$7,488,570
Cost of products sold	4,244,551	3,026,432	8,826,203	3,526,454

Gross profit	6,246,106	4,122,951	13,104,891	3,962,116

Operating costs and expenses:
Marketing and selling	5,220,677	3,590,311	10,517,274	5,013,358
General and administrative	3,128,326	3,817,195	6,602,003	6,884,635
Research and development	788,883	1,817,546	1,990,668	3,352,238
Depreciation and amortization	943,711	699,060	1,858,724	1,088,401

Loss from operations	(3,835,491)	(5,801,161)	(7,863,778)	(12,376,516)

Other income (expense):
Interest income	73,319	180,997	197,501	276,626
Interest expense	(800,819)	(790,893)	(1,567,527)	(5,602,023)
Derivative income (expense)	—	—	(23,600)	1,058,873
Other income (expense)	(25,812)	23,561	(3,040)	18,262

Other expense — net	(753,312)	(586,335)	(1,396,666)	(4,248,262)

Loss from continuing operations before income taxes	(4,588,803)	(6,387,496)	(9,260,444)	(16,624,778)
Income tax benefit (expense)	—	(54,761)	(11,592)	3,810,139

Loss from continuing operations	(4,588,803)	(6,442,257)	(9,272,036)	(12,814,639)

Income (loss) from discontinued operations	(146,765)	407,588	(319,034)	(710,877)
Gain (loss) on disposal of discontinued operations	—	(116,132)	—	10,993,438
Income tax expense	—	—	—	(3,877,000)

Total income (loss) from discontinued operations	(146,765)	291,456	(319,034)	6,405,561

Net loss	(4,735,568)	(6,150,801)	(9,591,070)	(6,409,078)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(4,745,318)	$(6,160,551)	$(9,610,570)	$(6,428,578)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.08)	$(0.12)	$(0.15)	$(0.25)
Income (loss) from discontinued operations	—	0.01	(0.01)	0.12

Net loss attributable to common shareholders	$(0.08)	$(0.11)	$(0.16)	$(0.13)

Weighted average common shares outstanding — basic and diluted	61,478,617	55,544,636	61,441,422	50,671,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended January 31, 2008

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance — July 31, 2007	100,000	$462,500	62,466,338	$62,466	$123,436,957	$(76,054,251)	$(127,118)	$(1,801,066)	$45,979,488

Preferred stock dividends	—	—	—	—	—	(19,500)	—	—	(19,500)
Exercise of common stock options	—	—	10,000	10	11,190	—	—	—	11,200
Stock-based compensation expense	—	—	199,955	200	882,935	—	—	—	883,135
Shares issued for payment of interest	—	—	276,460	277	245,057	—	—	—	245,334
Retirement of treasury stock	—	—	(932,832)	(933)	(1,249,062)	—	—	1,249,995	—
Foreign currency translation	—	—	—	—	—	—	11,008	—	11,008
Net loss	—	—	—	—	—	(9,591,070)	—	—	(9,591,070)

Balance — January 31, 2008	100,000	$462,500	62,019,921	$62,020	$123,327,077	$(85,664,821)	$(116,110)	$(551,071)	$37,519,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,591,070)	$(6,409,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,084,687	1,377,583
Non-cash amortization of financing costs	196,190	2,255,624
Non-cash amortization of debt discounts	898,160	2,486,423
Non-cash interest	245,334	201,940
Non-cash derivative (income) expense	23,600	(1,058,873)
Gain on disposal of discontinued operations	—	(10,993,438)
Non-cash stock-based compensation expense	883,135	1,078,057
Other non-cash items — net	18,026	(56,023)
Changes in operating assets and liabilities:
Trade receivables	(1,522,957)	(173,650)
Inventories	(273,475)	(247,804)
Prepaid expenses and other assets	65,565	934,490
Accounts payable and accrued liabilities	288,106	2,786,161

Net cash used in operating activities	(6,684,699)	(7,818,588)

Cash flows from investing activities:
Additions to property and equipment	(549,234)	(224,658)
Additions to intangible assets	(205,510)	(263,831)
Proceeds from sale of assets	462	—
Restricted cash returned from collateralized letter of credit	—	3,610,950
Proceeds from disposition of discontinued operations	—	34,705,077
Acquisition of Pro-Dentec	—	(35,554,421)

Net cash provided by (used in) investing activities	(754,282)	2,273,117

Cash flows from financing activities:
Short-term borrowings — net	—	151,296
Proceeds from convertible notes payable	—	24,075,000
Proceeds from issuance of common stock	11,200	15,971,481
Financing costs	—	(2,381,727)
Principal payments on debt	(127,400)	(22,841,909)
Payment of obligation to repurchase common stock and warrants	(1,399,993)	—
Dividends paid to preferred stockholders	(19,500)	(19,500)

Net cash used in financing activities	(1,535,693)	14,954,641

Net increase (decrease) in cash and cash equivalents	(8,974,674)	9,409,170
Cash and cash equivalents — beginning of period	14,859,159	3,958,190

Cash and cash equivalents — end of period	$5,884,485	$13,367,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business, Basis of Presentation and Continuance of Operations
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Zila, Inc. and its wholly owned subsidiaries (collectively, “Zila,” “we,” “us” or “our”). Zila is an integrated oral diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. During fiscal 2007, we successfully completed a multi-step strategic redirection, which included divesting non-core businesses and acquiring the national dental products company, Professional Dental Technologies, Inc. (“Pro-Dentec”).
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
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes that Zila will be able to meet its obligations and continue its operations for the next twelve months. We have sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our growth over the past year has been funded through a combination of private equity, senior convertible debt and the sale of our Peridex product line. To reduce operating losses, we have taken steps to reduce costs through restructuring overhead and discontinuing research and development projects. We have focused our available resources in support of our selling and marketing efforts in order to grow our revenue base. We have plans for the improvement of gross profit through manufacturing process enhancements and selective product price increases. With the recent authorization to sell ViziLite® Plus in Canada, we have launched our international expansion initiative and we expect to further that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of January 31, 2008, we had approximately $5.9 million of cash and cash equivalents and $8.3 million of working capital. In order to accomplish our strategic growth objectives and to fund our current level of operations over the next twelve months, we may be required to seek additional funds and/or restructure our senior convertible debt. If we are unable to raise additional funds, we may be required to delay, scale back or eliminate some of our programs for the marketing of our products, initiate further headcount reductions and/or delay or eliminate initiatives that we believe support future growth and profitability. There can be no assurance that we may be successful in executing these strategies. If we are unable to execute these strategies, we may fail to satisfy the financial covenants of our senior secured debt and be unable to repay amounts that could be called at the option of the debt holder. The consequences of an event of default under our senior secured debt are discussed elsewhere herein and include, but are not limited to, acceleration of amounts due and additional interest on amounts outstanding. These factors raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three and six months ended January 31, 2008 and 2007, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Options and warrants to purchase common shares	44	436	62	440
Common stock awards	51	13	52	7
Convertible preferred stock	100	100	100	100
Convertible secured notes	—	2,846	—	1,423

Total potentially dilutive securities	195	3,395	214	1,970

     As of January 31, 2008, we have approximately $12.0 million of Amended and Restated Secured Notes outstanding that are convertible into 5,454,546 shares of our common stock, which have been excluded from the above table for the three and six months ended January 31, 2008 since the conversion price of these notes is antidilutive.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we have adopted effective August 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return, which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:
•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity or other position in a tax return as tax exempt.
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
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and January 31, 2008 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We are currently evaluating the impact of SFAS 157 to determine whether its adoption will have a material effect on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

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
     The following pro forma unaudited condensed statement of operations data shows the results of our operations for the three and six months ended January 31, 2007 as if the Pro-Dentec acquisition had occurred at the beginning of fiscal 2007 (in thousands except share amounts):

	Three Months	Six Months
	Ended	Ended
	January 31, 2007	January 31, 2007
Net revenues	$9,806	$19,107

Loss from continuing operations	$(6,376)	$(11,881)

Basic and diluted net loss per common share from continuing operations	$(0.10)	$(0.19)

Pro forma weighted average common shares outstanding — basic and diluted	61,812	61,805

     The above pro forma disclosure is provided for the three and six months ended January 31, 2007 because the completion of the acquisition of Pro-Dentec did not occur until November 28, 2006. No pro forma disclosure has been presented for the three and six months ended January 31, 2008 as the results of Pro-Dentec have been consolidated for all periods subsequent to November 2006.
4. Dispositions
     As part of our strategy to focus our business operations on the development and commercialization of products within our core business and with the highest growth potential, during fiscal 2007 we disposed of Zila Nutraceuticals, Inc. and our Peridex® brand of prescription periodontal rinse.
     On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals Business Unit, to NBTY, Inc. (“NBTY”). Following approval of our shareholders, we completed the sale on October 2, 2006 for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $36.4 million in cash and expenses of $1.5 million. The sale resulted in a pre-tax gain of $11.0 million, which included the disposition of approximately $2.9 million of goodwill previously carried by the Nutraceuticals Business Unit. Under the stock purchase agreement, we agreed to indemnify NBTY for a number of matters, including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches. On September 28, 2006, as a requirement of the Nutraceuticals disposition, we redeemed Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila. We recognized a $0.2 million charge for unamortized deferred financing costs at the time of the retirement of these bonds.
     On May 31, 2007 we sold the inventory and technology related to our Peridex® brand of products for $9.5 million, which had previously been a part of our Pharmaceuticals Business Unit. Expenses of the sale were approximately $0.1 million. This transaction resulted in a pre-tax gain of approximately $5.2 million.
     During fiscal 2006 and 2005 we also divested two other business lines that had previously been part of our Pharmaceuticals Business Unit, including the assets and certain defined liabilities of our IST swab operations and our Zilactin® brand of over-the-counter lip and oral care products. Subsequent to the sale of the Zilactin® products, we were engaged in an arbitration proceeding regarding the disposition, which was settled on November 3, 2006 and required the payment of approximately $0.7 million, which was included in loss from discontinued operations during the first quarter of fiscal 2007. Separately, we incurred approximately $0.3 million of expense in the first six months of fiscal 2008 for pending litigation with Dr. James E. Tinnell, which is more fully described in Note 17 “Commitments and Contingencies” below and relates to the previously disposed Zilactin® product line.
     Each of the disposals discussed above meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations for these businesses have accordingly been classified as discontinued operations in all periods presented. The results of these discontinued operations for the three and six months ended January 31, 2007 are as follows (unaudited) (in thousands):

	Three Months Ended January 31, 2007
	Nutraceuticals	Pharmaceuticals	Total
Net revenues	$—	$1,387	$1,387

Income (loss) from discontinued operations	$(282)	$689	$407
Gain (loss) on disposal of discontinued operations	(114)	(2)	(116)
Income tax expense	—	—	—

Total income (loss) from discontinued operations	$(396)	$687	$291

	Six Months Ended January 31, 2007
	Nutraceuticals	Pharmaceuticals	Total
Net revenues	$1,629	$2,426	$4,055

Loss from discontinued operations	$(1,036)	$325	$(711)
Gain (loss) on disposal of discontinued operations	11,021	(27)	10,994
Income tax expense	(3,877)	—	(3,877)

Total income from discontinued operations	$6,108	$298	$6,406

     As of January 31, 2008 and July 31, 2007, current liabilities of the divested operations consisted of accounts payable and other accrued expenses related to the previously divested Pharmaceuticals operations.
5. Inventories
     Inventories consist of the following (in thousands):

	January 31,	July 31,
	2008	2007
	(Unaudited)
Finished goods	$1,457	$1,413
Work-in-process	317	323
Raw materials	2,811	2,659
Inventory reserves	(237)	(320)

Total inventories	$4,348	$4,075

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31,	July 31,
	2008	2007
	(Unaudited)
Land	$529	$529
Building and improvements	2,077	2,181
Furniture and equipment	3,377	2,360
Leasehold improvements and other assets	828	1,360
Production, laboratory and warehouse equipment	4,584	4,423

Total property and equipment	11,395	10,853
Less: Accumulated depreciation and amortization	(5,361)	(4,634)

Property and equipment — net	$6,034	$6,219

7. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	January 31, 2008 (Unaudited)			July 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Purchased technology	$15,592	$(6,220)	$9,372	$15,592	$(5,708)	$9,884
Trademarks	151	(12)	139	132	(11)	121
Patents	2,544	(416)	2,128	2,495	(350)	2,145
Licensing costs	2,674	(1,645)	1,029	2,674	(1,514)	1,160
Covenants not to compete and other	3,555	(1,516)	2,039	3,556	(876)	2,680

Total amortizable intangible assets	24,516	(9,809)	14,707	24,449	(8,459)	15,990
Unamortizable trademarks	5,449	—	5,449	5,449	—	5,449

Total other intangible assets	29,965	(9,809)	20,156	29,898	(8,459)	21,439
Goodwill	10,171	—	10,171	10,171	—	10,171

Total intangible assets	$40,136	$(9,809)	$30,327	$40,069	$(8,459)	$31,610

     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	January 31, 2008	July 31, 2007
		(Unaudited)
Purchased technology	15	14.0	14.5
Trademarks	7-10	7.8	7.6
Patents	4-17	6.1	6.2
Licensing costs	7-10	3.9	4.4
Covenants not to compete and other	2-15	1.3	1.8

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31,	July 31,
	2008	2007
	(Unaudited)
Accrued research and development	$1,193	$1,864
Accrued employee compensation and related taxes	1,278	1,876
Accrued professional and consulting fees	315	569
Accrued fee due Investors for Restructuring (see Note 9)	—	600
Other accrued expenses	1,241	679

Total accrued liabilities	$4,027	$5,588

9. Debt
     Debt consists of the following (in thousands):

	January 31,	July 31,
	2008	2007
	(Unaudited)
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$184	$—
Capital lease obligations	77	77

Total short-term borrowings and current portion of long-term debt	$261	$77

Long-term debt:
Senior secured convertible notes — net of unamortized discount of $4,447 and $5,345	$7,553	$6,655
PharmaBio	500	500
Capital lease obligations	144	181

Total long-term debt	8,197	7,336
Less: Current portion of long-term debt	(77)	(77)

Long-term debt — net of current portion	$8,120	$7,259

Short-term Borrowings
     As of January 31, 2008, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.4%.
Private Placements
     In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million.
     Pursuant to the first purchase agreement, we issued and sold:
(i)	9,100,000 shares of Zila’s common stock for $1.75 per share (the “Shares”);

(ii)	Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6,900,000 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii)	Warrants to purchase approximately 5,403,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(iv)	Warrants to purchase approximately 3,105,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”).
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
     Failure to satisfy these financial covenants, or to maintain compliance with other covenants, could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Amended and Restated Secured Notes shall bear interest at an annual rate of 15.0% per annum.
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
     In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, we also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. On August 13, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which resolved certain claims with the Investors. Separately, a side letter that imposed certain corporate governance obligations on Zila, the most notable of which that had not yet been fulfilled was to appoint two additional directors to our Board of Directors, was terminated.
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
10. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). During December 2007, our shareholders approved an increase to the authorized shares in our share-based stock award plan by 3,000,000 shares. As of January 31, 2008 there were 1,054,000 registered shares available for grant under the plan.
     During the six months ended January 31, 2008 and 2007, we granted options to purchase 3,128,166 and 1,064,000 shares of our common stock, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Risk-free interest rate	3.5%	5.1%	3.5%	5.1%
Expected volatility	59.3%	60.9%	59.6%	60.5%
Expected term (in years)	5.2	5.9	5.2	5.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of stock option activity for our stock award plan for the six months ended January 31, 2008 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value
Options outstanding — beginning of period	2,917	$3.11	5.8	$130
Granted	3,128	1.11
Exercised	(10)	1.12
Expired	(220)	2.68
Forfeited	(65)	1.84

Options outstanding — end of period	5,750	2.06	7.6	46

Options vested or expected to vest — end of period	4,863	2.15	7.3	46

Options exercisable — end of period	2,268	3.00	5.3	46

     The weighted average grant-date fair value of options granted to our employees and directors during the six months ended January 31, 2008 was $0.60 per common share. The total intrinsic value of options exercised and cash received from option exercises during the six months ended January 31, 2008 was less than $0.1 million.
     A summary of unvested common stock award activity within our share-based compensation plan for the six months ended January 31, 2008 is as follows (in thousands except grant value per share and recognition period) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)
Unvested balance — beginning of period	133	$2.42	1.4
Granted	598	1.13
Vested	(284)	1.52
Forfeited	—

Unvested balance — end of period	447	1.27	1.5

     Stock-based compensation costs for stock options and restricted stock grants are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Marketing and selling expense	$47	$85	$102	$92
General and administrative expense	398	757	771	980
Research and development expense	1	10	2	2
Inventory	7	7	8	9
Discontinued operations	—	1	—	(5)

Total stock-based compensation	$453	$860	$883	$1,078

     The above table includes a benefit of less than $0.1 million for the first six months of fiscal 2007 for non-employee stock options, which are adjusted to current fair value each quarter during their vesting period as services are rendered, and is included as a component of general and administrative expense.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of January 31, 2008, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $2.5 million and $0.5 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 2.4 years and 1.5 years, respectively.
11. Warrants
     As of January 31, 2008, we had exercisable warrants outstanding for the purchase of 12,696,500 shares of our common stock with a weighted average exercise price of $2.20 and a weighted average contractual term of 3.8 years. We issued these warrants in connection with financing arrangements and in connection with services provided by medical and financial advisors. These warrants were valued using a Black-Scholes model, and the value of warrants issued for services was charged to expense. As discussed elsewhere herein, on August 13, 2007, we repurchased 227,270 Secured Note Warrants for approximately $0.15 million in cash.
12. Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of January 31, 2008 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million.
13. Treasury Stock
     In connection with the Amendment Agreement described above, on August 13, 2007 we repurchased 932,832 Unsecured Note Shares from certain Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $1.34 per Unsecured Note Share. These shares were treated as treasury stock as of July 31, 2007, and during the first quarter of fiscal 2008 these treasury shares were retired.
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
14. Income Taxes
     As of January 31, 2008, we have recorded a valuation allowance for our net deferred tax assets of $15.4 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $55.3 million that expire in years 2009 to 2028. Income tax expense for the three months ended January 31, 2008 and 2007 and for the six months ended January 31, 2008 was de minimis and primarily relates to state income taxes. Income tax benefit of $3.8 million for the six months ended January 31, 2007 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit, which is presented as discontinued operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Six Months Ended January 31,
	2008	2007
Interest paid	$235	$759
Income taxes paid	8	139
Insurance policy financed with short-term borrowings	275	—
Conversion of Unsecured Notes	—	4,497
Capital lease obligations for new equipment	—	181
16. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net loss	$(4,736)	$(6,151)	$(9,591)	$(6,409)
Foreign currency translation adjustment	24	(17)	11	(26)

Comprehensive loss	$(4,712)	$(6,168)	$(9,580)	$(6,435)

17. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of January 31, 2008, we were not a party to any pending legal proceedings other than routine claims that arise in the ordinary conduct of our business. While we currently believe that the ultimate outcome of these proceedings discussed below will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which such ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Form 10-K for the year ended July 31, 2007 under Item 1A “Risk Factors,” and in Item 1A, “Risk Factors” under Part II hereof. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Company Overview and Continuance of Operations
     Zila is an integrated oral diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. During fiscal 2007, we successfully completed a multi-step strategic redirection, which included divesting non-core businesses and acquiring the national dental products company, Professional Dental Technologies, Inc. (“Pro-Dentec”).
     We manufacture and market ViziLite® Plus with TBlue630TM (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. During November 2007, we commenced an international expansion initiative with the launch of ViziLite® Plus in Canada and we expect to further that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rota-dent® Professional Powered Brush, the Pro-Select® Platinum ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. Our research and development division holds expertise in pre-cancer/cancer detection through our patented ZTCTM and OraTest® technologies and is developing a pipeline of products focused on oral disease detection and treatment. In October 2006, we divested our Nutraceuticals Business Unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented. With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals Business Unit and the re-alignment of our Zila Biotechnology Business Unit to serve as our research and development division, we have organized ourselves as one operating segment.
     As of January 31, 2008, we had approximately $5.9 million of cash and cash equivalents and $8.3 million of working capital. In order to accomplish our strategic growth objectives and to fund our current level of operations over the next twelve months, we may be required to seek additional funds and/or restructure our senior convertible debt. If we are unable to raise additional funds, we may be required to delay, scale back or eliminate some of our programs for the marketing of our products, initiate further headcount reductions and/or delay or eliminate initiatives that we believe support future growth and profitability. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may fail to satisfy the financial covenants of our senior secured debt and be unable to repay amounts that could be called at the option of the debt holder. The consequences of an event of default under our senior secured debt are discussed elsewhere herein and include, but are not limited to, acceleration of amounts due and additional interest on amounts outstanding. These factors raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

Recent Developments
     On August 13, 2007, we entered into an Amendment Agreement with certain of the investors (the “Investors”) in the two private placements completed in November 2006 for gross proceeds of approximately $40.0 million (the “Private Placements”), to restructure their holdings, modify the registration rights granted to these Investors and, with respect to the Investors in the senior notes, provide relief from certain financial and non-financial covenants. We believe that the restructuring strengthens our financial position by relaxing the minimum cash and EBITDA covenants and allowing future interest to be paid in kind with common stock. The “Amended and Restated Secured Notes” are in the same aggregate principal amount as the original 6.0% Senior Secured Convertible Notes (the “Secured Notes”), but are now due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The required cash balance was reduced from $10.5 million to $2.0 million commencing July 31, 2007 and EBITDA, as defined, of at least $1.00 is required for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. As part of this agreement, we also (i) repurchased 932,832 common shares from the investors for $1.25 million in cash, (ii) repurchased 227,270 warrants from the investors for $0.15 million in cash and (iii) paid the investors a $0.6 million fee.
     As we more fully reported in our Annual Report on Form 10-K for the year ended July 31, 2007, we recently conducted a comprehensive review of Zila’s strategic direction, including all aspects of the OraTest® program. The review included the history, present status and future prospects of the OraTest® program, including the regulatory path to approval of OraTest® with the FDA and its post-approval commercial potential and challenges. Our strategic review also considered the growing market acceptance for its adjunctive oral cancer screening product, ViziLite® Plus with T-Blue 630TM, and the fact that we currently have toluidine blue on the market today in the T-Blue 630TM marker. We believe that in order to maximize shareholder value, our resources must be directed to those products and programs with the greatest probability of financial return. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. Also as previously reported, we initiated the process of seeking a partner in an effort to realize the value of the ZTCTM platform. ZTCTM, the active staining component in OraTest®, may have additional applications, including the detection of high-risk lesions of the cervix, esophagus and skin. We believe that the potential of these additional therapeutic applications could appeal to a partner. Finally, in early October 2007, we ceased enrollment in the clinical trial and are taking the steps necessary to capture, secure and analyze the clinical and program data obtained to date, which we intend to use to support the growth of the ViziLite® Plus program.
     In December 2007, the U.S. Department of Veterans Affairs awarded Zila a five-year contract to market ViziLite® Plus to 58 Veterans Administration dental clinics and 154 Department of Defense dental clinics.

Results of Operations
     The following tables summarize our results of continuing operations and related statistical information for the three and six months ended January 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended January 31,
		% of		% of	%
	2008	Revenue	2007	Revenue	Change
Net revenues	$10,491	100.0%	$7,149	100.0%	46.7%
Cost of products sold	4,245	40.5	3,026	42.3	40.3

Gross profit	6,246	59.5	4,123	57.7	51.5

Operating costs and expenses:
Marketing and selling	5,221	49.8	3,590	50.2	45.4
General and administrative	3,127	29.9	3,817	53.4	(18.1)
Research and development	789	7.5	1,818	25.4	(56.6)
Depreciation and amortization	944	8.9	699	9.8	35.1

Loss from operations	(3,835)	(36.6)	(5,801)	(81.1)	(33.9)
Other expense — net	(754)	(7.1)	(586)	(8.2)	28.7

Loss from continuing operations before income taxes	(4,589)	(43.7)	(6,387)	(89.3)	(28.2)
Income tax expense	—	—	(55)	(0.8)	(100.0)

Loss from continuing operations	$(4,589)	(43.7)%	$(6,442)	(90.1)%	(28.8)

	For the Six Months Ended January 31,
		% of		% of	%
	2008	Revenue	2007	Revenue	Change
Net revenues	$21,931	100.0%	$7,489	100.0%	192.8%
Cost of products sold	8,826	40.2	3,527	47.1	150.2

Gross profit	13,105	59.8	3,962	52.9	230.8

Operating costs and expenses:
Marketing and selling	10,517	48.0	5,013	66.9	109.8
General and administrative	6,602	30.1	6,885	92.0	(4.1)
Research and development	1,991	9.1	3,352	44.8	(40.6)
Depreciation and amortization	1,859	8.5	1,089	14.5	70.7

Loss from operations	(7,864)	(35.9)	(12,377)	(165.3)	(36.5)
Other expense — net	(1,396)	(6.3)	(4,248)	(56.7)	(67.1)

Loss from continuing operations before income taxes	(9,260)	(42.2)	(16,625)	(222.0)	(44.3)
Income tax benefit (expense)	(12)	(0.1)	3,810	50.9	(100.3)

Loss from continuing operations	$(9,272)	(42.3)%	$(12,815)	(171.1)%	(27.6)

Net Revenues
     Net revenues were $10.5 million and $7.1 million for the three months ended January 31, 2008 and 2007, respectively, an increase of $3.4 million or 46.7%. Net revenues were $21.9 million and $7.5 million for the six months ended January 31, 2008 and 2007, respectively, an increase of $14.4 million or in excess of 100.0%. The growth in net revenues for the three and six months ended January 31, 2008 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased to $3.2 million and $6.2 million for the three and six months ended January 31, 2008, respectively, an increase of 136.3% and 275.7% from the same periods in the previous year, which is primarily a result of selling directly to dental offices through our national sales organization. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our then existing distribution channel in the first part of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.
Gross Profit
     Gross profit was $6.2 million and $4.1 million for the three months ended January 31, 2008 and 2007, respectively, an increase of $2.1 million or 51.5%. Gross profit was $13.1 million and $4.0 million for the six months ended January 31, 2008 and 2007, respectively, an increase of $9.1 million or in excess of 100.0%. Gross profit as a percentage of net revenues was 59.5% and 57.7% for the three months ended January 31, 2008 and 2007, respectively and 59.8% and 52.9% for the six months ended January 31, 2008 and 2007, respectively. The improved gross profit margin for the second quarter and first six months of fiscal 2008 primarily relates to our sales of ViziLite® Plus made direct to dental offices through our national sales organization, as well as sales of other products including the Rota-dent® Professional Powered Brush and the Pro-Select® Platinum ultrasonic scaler. Our prior-year’s gross profit reflects our transition from a distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus. The gross profit margin for the first six months of the prior-year was also negatively impacted as a result of providing reserves for ViziLite® inventory that was approaching its expiration date.
Marketing and Selling Expense
     Marketing and selling expense was $5.2 million and $3.6 million for the three months ended January 31, 2008 and 2007, respectively, an increase of $1.6 million or 45.4%. Marketing and selling expense was $10.5 million and $5.0 million for the six months ended January 31, 2008 and 2007, respectively, an increase of $5.5 million or in excess of 100.0%. Our dedicated national sales force, which sells directly to dental offices, represented the majority of the increase in marketing and selling expense. Increased ViziLite® Plus related marketing and selling expenditures also contributed to the overall increase, which reflects our continued efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of abnormalities.
General and Administrative Expense
     General and administrative expense was $3.1 million and $3.8 million for the three months ended January 31, 2008 and 2007, respectively, a decrease of $0.7 million or 18.1%. The decrease in general and administrative expense primarily relates to corporate expense reductions of $0.3 million, which were implemented in the fourth quarter of fiscal 2007, and integration related costs associated with the acquisition of Pro-Dentec in the second quarter of fiscal 2007 of $0.1 million, offset by incremental general and administrative expenses relative to the acquisition of Pro-Dentec of $0.1 million. Separately, non-cash general and administrative stock-based compensation expense decreased by $0.4 million for the second quarter of fiscal 2008 compared to the same period in the previous year.
     General and administrative expense was $6.6 million and $6.9 million for the six months ended January 31, 2008 and 2007, respectively, a decrease of $0.3 million or 4.1%. The decrease in general and administrative expense primarily relates to corporate expense reductions of $1.0 million, which were implemented in the fourth quarter of fiscal 2007, offset by incremental general and administrative expenses relative to the acquisition of Pro-Dentec of $0.9 million. Separately, non-cash general and administrative stock-based compensation expense decreased by $0.2 million for the first six months of fiscal 2008 compared to the same period in the previous year.
Research and Development Expense
     Research and development expense was $0.8 million and $1.8 million for the three months ended January 31, 2008 and 2007, respectively, a decrease of $1.0 million or 56.6%. Research and development expense was $2.0 million and $3.4 million for the six months ended January 31, 2008 and 2007, respectively, a decrease of $1.4 million or 40.6%. We recently conducted an extensive review and analysis of our strategic direction, including the OraTest® regulatory program, and in the first quarter of fiscal 2008, we closed enrollment in the OraTest® clinical trial and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced from historical levels.

Depreciation and Amortization Expense
     Depreciation and amortization expense was $0.9 million and $0.7 million for the three months ended January 31, 2008 and 2007, respectively, an increase of $0.2 million or 35.1%. Depreciation and amortization expense was $1.9 million and $1.1 million for the six months ended January 31, 2008 and 2007, respectively, an increase of $0.8 million or 70.7%. The increased level of depreciation and amortization expense is primarily due to the acquisition of Pro-Dentec and its related property, plant, equipment and amortizable intangible assets.
Other Expense — Net
     Other expense, net was $0.8 million and $0.6 million for the three months ended January 31, 2008 and 2007, respectively and $1.4 million and $4.2 million for the six months ended January 31, 2008 and 2007. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Senior secured convertible notes	$245	$128	$461	$128
BDCF secured term loan	—	—	—	520
Amortization of financing costs	97	161	196	2,384
Amortization of debt discounts	451	419	898	2,486
Capital leases	4	1	9	2
Other	4	82	4	82

Total interest expense	$801	$791	$1,568	$5,602

     Interest expense was $0.8 million for the three months ended January 31, 2008 and 2007. Increased interest on our Amended and Restated Secured Notes, which relates in part to interest being paid in kind with shares of our common stock for the second quarter of fiscal 2008, was offset by lower amounts of non-cash amortization charges and other interest expense.
     Interest expense was $1.6 million and $5.6 million for the six months ended January 31, 2008 and 2007, respectively. The decrease in interest expense for the first six months of fiscal 2008 primarily relates to interest incurred on a $20.0 million secured term loan with Black Diamond Commercial Finance, LLC (“BDCF”), which was repaid in the first quarter of fiscal 2007. As a result of this repayment, we expensed $3.6 million of unamortized debt issue costs and discounts during the first quarter of fiscal 2007. Interest expense for the first six months of fiscal 2008 primarily relates to interest incurred on our Amended and Restated Secured Notes, which was paid in cash in the first quarter of fiscal 2008 and in kind with shares of our common stock in the second quarter of fiscal 2008, as well as amortization of the related financing costs and discounts.
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
Income Tax Benefit (Expense)
     As of January 31, 2008, we have recorded a valuation allowance for our net deferred tax assets of $15.4 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $55.3 million that expire in years 2009 to 2028. Income tax expense for the three months ended January 31, 2008 and 2007 and for the six months ended January 31, 2008 was de minimis and relates to state income taxes. Income tax benefit of $3.8 million for the six months ended January 31, 2007 primarily resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sale of our Nutraceuticals Business Unit, which is presented as discontinued operations.
Inflation and Seasonality
     We do not believe that inflation has a unique or material effect on the operations or financial condition of our businesses. Sales for the dental industry are generally affected by holiday and vacation related seasonality, which impacts the number of available selling days in each fiscal quarter. Subsequent to the Pro-Dentec acquisition in November 2006, we sell directly to dental professionals and accordingly, we would expect our sales to be subject to these seasonal trends.
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
     Previously, our research and development program required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. As more fully described above, we recently evaluated the strategic direction of Zila, including an assessment of the OraTest® regulatory program, and we believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies within the synergies created with the acquisition of Pro-Dentec, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, does not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, we believe that it is necessary to reduce future research and development expenditures on the OraTest® regulatory program. Accordingly, during the first quarter of fiscal 2008, we curtailed activity and spending related to this regulatory program. As a result of this curtailment, regulatory program related expenses declined to $0.6 million and $1.5 million for the three and six months ended January 31, 2008, respectively, compared to $1.6 million and $3.1 million for the three and six months ended January 31, 2007, respectively. This represents a reduction of $1.0 million or 65.3% for the second quarter of fiscal 2008 compared to the same period in the previous year, and a reduction of $1.6 million or 50.8% for the first six months of fiscal 2008 compared to the same period in the previous year. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced from historic levels.
     Separately, in the fourth quarter of fiscal 2007, we took actions to streamline our operations and reduce overhead expenditures by approximately $3.0 million annually.
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes that Zila will be able to meet its obligations and continue its operations for the next twelve months. We have sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our growth over the past year has been funded through a combination of private equity, senior convertible debt and the sale of our Peridex product line. To reduce operating losses, we have taken steps to reduce costs through restructuring overhead and discontinuing research and development projects. We have focused our available resources in support of our selling and marketing efforts in order to grow our revenue base. We have plans for the improvement of gross profit through manufacturing process enhancements and selective product price increases. With the recent authorization to sell ViziLite® Plus in Canada, we have launched our international expansion initiative and we expect to further that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008.
     As of January 31, 2008, we had approximately $5.9 million of cash and cash equivalents and $8.3 million of working capital. In order to accomplish our strategic growth objectives and to fund our current level of operations over the next twelve months, we may be required to seek additional funds and/or restructure our senior convertible debt. If we are unable to raise additional funds, we may be required to delay, scale back or eliminate some of our programs for the marketing of our products, initiate further headcount reductions and/or delay or eliminate initiatives that we believe support future growth and profitability. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may fail to satisfy the financial covenants of our senior secured debt and be unable to repay amounts that could be called at the option of the debt holder. The consequences of an event of default under our senior secured debt are discussed elsewhere herein and include, but are not limited to, acceleration of amounts due and additional interest on amounts outstanding. These factors raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Six Months Ended January 31,
	2008	2007
Net cash used in operating activities	$(6,685)	$(7,819)
Net cash provided by (used in) investing activities	(754)	2,273
Net cash used in financing activities	(1,536)	14,955

	January 31,	July 31,
	2008	2007
Cash and cash equivalents	$5,884	$14,859
Working capital	8,271	14,286
Current ratio	1.9	2.4
     As of January 31, 2008, our primary sources of liquidity included cash and cash equivalents of $5.9 million compared to $14.9 million as of July 31, 2007. Our working capital was $8.3 million as of January 31, 2008 compared to $14.3 million as of July 31, 2007. The decrease in working capital primarily relates to our decreased cash balance, offset by increased trade receivables. Trade receivables increased $1.5 million or 35.6%, primarily due to increased sales levels, the extension of credit on our newly introduced Pro-Select® Platinum ultrasonic scaler and a reduction in the rate of credit card payments by our customers. Our current ratio has declined to 1.9 as of January 31, 2008 compared to 2.4 as of July 31, 2007, primarily as a result of the net decreases in working capital outlined above.
Cash Flows from Operating Activities
     Cash used in operating activities was $6.7 million and $7.8 million for the six months ended January 31, 2008 and 2007, respectively. The decrease in cash used in operating activities primarily relates to (i) cash flows from our Pro-Dentec operations, which were acquired during the second quarter of fiscal 2007, (ii) synergies created as a result of the Pro-Dentec acquisition, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus, (iii) the elimination of cash flows from our recently disposed Nutraceuticals Business Unit and Peridex® product line and (iv) the curtailment of activity and spending related to the OraTest® regulatory program. Offsetting these cash flow improvements were cash provided by (used in) working capital components, which was $(1.4) million and $3.3 million for the six months ended January 31, 2008 and 2007, respectively, or a $4.7 million change. The working capital decrement for the six months ended January 31, 2008 primarily relates to increased accounts receivable balances, which is discussed above. Cash provided by working capital changes in the first six months of fiscal 2007 relates to increased levels of accounts payable.
Cash Flows from Investing Activities
     Cash provided by (used in) investing activities was $(0.8) million and $2.3 million for the six months ended January 31, 2008 and 2007, respectively. During the six months ended January 31, 2008 we spent $0.8 million for additional property and equipment and development of intangible assets. Cash provided by investing activities during the first six months of fiscal 2007 relates to net proceeds of $34.7 million from the sale of our Nutraceuticals Business Unit and $3.6 million for the return of collateral upon the retirement of Industrial Development Revenue Bonds, which related to the disposition of the Nutraceuticals Business Unit, offset by $35.6 million of cash spent for the acquisition of Pro-Dentec, which was completed in the second quarter of fiscal 2007, and $0.5 million of cash spent for additional property and equipment and the development of intangible assets.
Cash Flows from Financing Activities
     Cash provided by (used in) financing activities was $(1.5) million and $15.0 million for the six months ended January 31, 2008 and 2007, respectively. During the first six months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants, which is described in more detail elsewhere herein. During the first six months of fiscal 2007, we completed two private placements for gross proceeds of approximately $40.0 million, which are described in more detail elsewhere herein. Offsetting the proceeds from these private placements were $22.8 million of debt repayments, which primarily relates to the repayment of the BDCF credit facility and the Industrial Development Revenue Bonds. During the first six months of fiscal 2007, we also incurred $2.4 million for financing costs.

Private Placements
     In November 2006, we consummated the Private Placements for gross proceeds of approximately $40.0 million.
     Pursuant to the first purchase agreement, we issued and sold:
(i)	9,100,000 shares of Zila’s common stock for $1.75 per share (the “Shares”);

(ii)	Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 6,900,000 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $1.75 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii)	Warrants to purchase approximately 5,403,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $2.21 per share (the “Initial Warrants”);

(iv)	Warrants to purchase approximately 3,105,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $2.21 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”).
     Pursuant to the second purchase agreement, we issued and sold:
(i)	Approximately $12.0 million in aggregate principal amount of 6.0% Secured Notes, which are due in November 2009 and became convertible into approximately 5,454,546 shares of Zila’s common stock at a conversion price of $2.20 following approval by our stockholders on December 14, 2006; and

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

(iii)	Zila and the Investors agreed to amend and restate the Secured Notes (the Amended and Restated Secured Notes) on the terms set forth below and elsewhere herein; and

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

     Failure to satisfy the financial covenants, or to maintain compliance with other covenants could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Amended and Restated Secured Notes shall bear interest at an annual rate of 15.0% per annum.
     In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, Zila also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. Also, on August 13, 2007, Zila and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which resolved certain claims with the Investors, as described further in the notes to the accompanying unaudited condensed consolidated financial statements. Separately, a side letter that imposed certain corporate governance obligations on Zila was terminated.
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
Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of January 31, 2008 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million.
EBITDA
     We utilize EBITDA (earnings (loss) before interest, taxes, depreciation and amortization) to monitor compliance with the covenants contained in our Amended and Restated Secured Notes, some of which are based on EBITDA. The Amended and Restated Secured Notes are material agreements to us and, therefore, the covenants are material to an investor’s understanding of our financial condition and liquidity. Although we use EBITDA as a financial measure to monitor compliance with debt covenants, it does not include certain material costs, expenses and other items necessary to operate our business. Because EBITDA does not include these items, a stockholder, potential investor or other user of our financial information should not consider this non-GAAP financial measure as a substitute for net cash used in operating activities or as the sole indicator of our financial performance since net cash used in operating activities provides a more complete measure of our financial performance. In other words, EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating our financial performance.

     The following is a reconciliation of EBITDA to GAAP measures (unaudited) (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
EBITDA	$(2,947)	$(4,706)	$(6,125)	$585
Non-cash derivative (income) expense	—	—	24	(1,059)
Gain from disposition of discontinued operations	—	117	—	(10,993)
Non-cash stock-based compensation expense	453	860	883	1,078
Other non-cash items — net	69	(1)	19	(56)

Defined EBITDA (a)	(2,425)	(3,730)	(5,199)	(10,445)
Interest income	74	181	198	306
Interest expense	(801)	(791)	(1,568)	(5,855)
Income tax expense	—	(55)	(11)	(67)
Amortization of financing costs	97	161	196	2,256
Amortization of debt discounts	451	419	898	2,486
Non-cash interest	245	64	245	202
Changes in operating assets and liabilities:
Trade receivables	423	(1,130)	(1,523)	(174)
Inventories	(321)	58	(274)	(248)
Prepaid expenses and other assets	(118)	926	65	934
Accounts payable and accrued liabilities	17	182	288	2,786

Net cash used in operating activities	$(2,358)	$(3,715)	$(6,685)	$(7,819)

(a)	Defined EBITDA is EBITDA as defined in the Amended and Restated Secured Note Agreement, which is: Consolidated Net Income plus, without duplication and to the extent reflected as a charge in the statement of Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with Indebtedness, (c) depreciation and amortization expense, (d) amortization of intangibles (including, but not limited to, goodwill) and organization costs and (e) other non-cash items reducing Consolidated Net Income and minus, to the extent included in the statement of such Consolidated Net Income for such period, (x) interest income and (y) all other non-cash items increasing Consolidated Net Income, all as determined on a consolidated basis.
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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that Zila will be able to meet its obligations and continue its operations for the next twelve months. As discussed elsewhere herein, there are factors that raise substantial doubt about our ability to continue as a going concern. As a result, realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. Should we be unable to execute the strategies discussed elsewhere herein, we may be required to assess the carrying values of certain long-lived assets and an impairment charge may be required as a result of this assessment.
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
Item 1A. Risk Factors.
     Other than the risk factors below, there have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended July 31, 2007.

     We may not be able to maintain compliance with our debt covenants in the future, which is the principal reason we have identified a “going concern” consideration related to our financial condition.
     Our Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to:
(i)	Maintain, at the end of each fiscal quarter, free cash in an amount not less than $2.0 million; and

(ii)	Maintain, at the end of each of the fiscal quarters ending July 31, 2008 and October 31, 2008, defined EBITDA of at least $1.00.
     Failure to satisfy these financial covenants, or to maintain compliance with the other covenants could, at the option of the Amended and Restated Secured Note holders, result in an event of default under the Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.
     As of January 31, 2008, we had approximately $5.9 million in cash and cash equivalents. We had cash and cash equivalents of $14.9 million and $8.7 million as of July 31, 2007 and October 31, 2007, respectively. In addition, EBITDA, as defined in the Amended and Restated Secured Notes, was $(2.4) million and $(2.8) million for the quarters ended January 31, 2008 and October 31, 2007, respectively. Based on our current available funds and the upcoming EBITDA requirement for the quarter ended July 31, 2008, we may be required to pursue one or more of the following strategies in an effort to maintain compliance with the above covenants: (i) limit the marketing of our products; (ii) raise additional funds; (iii) obtain a waiver or amendment of the foregoing covenants; (iv) initiate further headcount reductions; and/or (v) delay or eliminate initiatives that we believe support future growth and profitability. There can be no assurance that we will be successful in executing these strategies. If we are unable to execute these strategies, we may breach the financial covenants and be unable to repay the outstanding balance. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control. Ultimately, based on our reduced cash balances, our recurring negative operating cash flows and the possibility of debt covenant breaches, which could result in the acceleration of such debt, there is substantial doubt about our ability to continue as a going concern for the next 12 months.
     Our stock price may result in our failure to maintain NASDAQ Marketplace Rules related to minimum stock price requirements which could result in NASDAQ delisting our common stock.
     NASDAQ Marketplace Rules require us to maintain a closing bid price of $1.00 per share for our common stock. In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum stock price during the subsequent probationary period. In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 31, 2008, the Company issued an aggregate of 276,460 shares of its common stock to the holders of its Amended and Restated Secured Notes. We issued such shares to satisfy our obligation under the Amended and Restated Secured Notes to pay the holders an aggregate of $245,334 in interest for the three month period that ended on January 31, 2008. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders in Phoenix, Arizona on December 13, 2007. A total of 46,351,044 shares of common stock, or 75% of the outstanding shares, were represented in person or by proxy. The results of the matters voted on at the Annual Meeting are as follows:
     (i) Election of Directors:

	Number of Shares
Name	For	Withheld
David R. Bethune	44,620,527	1,730,517
J. Steven Garrett	42,583,185	3,767,859
David Goldman	44,644,925	1,706,119
Leslie H. Green	44,199,276	2,151,768
O.B. Parrish	36,793,745	9,557,299
George J. Vuturo	44,616,590	1,734,454
     Following the resignation of David Goldman on December 17, 2007, the Board of Directors is comprised of five directors who are elected to serve until the next annual meeting of shareholders and until their successors are elected or qualified.
     (ii) Proposal to amend the 1997 Stock Award Plan to increase the total number of shares of common stock authorized for issuance from 5.0 million shares to 8.0 million shares.

For	Against	Abstain	Non Votes

23,491,942	3,436,882	388,788	19,033,432
     (iii) The ratification of the appointment of BDO Seidman, LLP as Zila, Inc.’s Independent Registered Public Accounting Firm for the fiscal year ending July 31, 2008.

For	Against	Abstain

45,394,591	402,809	553,644
Item 5. Other Information.
     None
Item 6. Exhibits.

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

*	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2008	Zila, Inc.

By:	/s/ FRANK J. BELLIZZI
Frank J. Bellizzi

Executive Vice President (Principal Executive Officer)

By:	/s/ DIANE E. KLEIN
Diane E. Klein

Vice President — Finance and Treasurer (Principal Financial Officer)

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

*	Furnished herewith