Form 10-Q
period 2008-04-30
ZILA INC
filed 2008-06-09
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 5, 2008, 67,826,861 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,540,591	$14,859,159
Trade receivables — net of allowances of $185,000 and $173,000	5,483,514	4,273,580
Inventories — net	4,114,440	4,074,733
Prepaid expenses and other current assets	2,191,288	1,646,229

Total current assets	15,329,833	24,853,701

Property and equipment — net	5,721,533	6,219,436
Goodwill	10,171,351	10,171,351
Purchased technology — net	9,116,359	9,884,017
Trademarks and other intangible assets — net	10,449,303	11,555,041
Other assets	910,601	1,197,684

Total assets	$51,698,980	$63,881,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,562,882	$3,207,480
Accrued liabilities	4,452,674	5,587,825
Warrant and common stock repurchase liability	—	1,376,393
Current portion of deferred gain on sale leaseback	113,903	152,976
Short-term borrowings and current portion of long-term debt	135,628	77,472
Current liabilities of discontinued operations	128,542	165,368

Total current liabilities	9,393,629	10,567,514

Deferred gain on sale leaseback	—	75,659
Long-term debt — net of current portion	8,541,810	7,258,569

Total liabilities	17,935,439	17,901,742

Shareholders’ equity:
Preferred stock — Series B, $.001 par value - 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value - 147,500,000 shares authorized, 63,183,036 and 62,466,338 shares issued and outstanding	63,183	62,466
Additional paid-in capital	124,023,449	123,436,957
Accumulated deficit	(90,119,564)	(76,054,251)
Accumulated other comprehensive loss	(114,956)	(127,118)
Treasury stock, at cost (218,411 and 1,151,243 common shares)	(551,071)	(1,801,066)

Total shareholders’ equity	33,763,541	45,979,488

Total liabilities and shareholders’ equity	$51,698,980	$63,881,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net revenues	$11,244,786	$10,894,268	$33,175,880	$18,382,838
Cost of products sold	4,437,621	4,230,900	13,263,824	7,757,354

Gross profit	6,807,165	6,663,368	19,912,056	10,625,484

Operating costs and expenses:
Marketing and selling	6,046,250	4,470,426	16,563,524	9,483,784
General and administrative	3,281,067	2,682,130	9,883,070	9,566,765
Research and development	246,597	2,388,298	2,237,265	5,740,536
Depreciation and amortization	952,241	909,085	2,810,965	1,997,486

Loss from operations	(3,718,990)	(3,786,571)	(11,582,768)	(16,163,087)

Other income (expense):
Interest income	26,116	120,067	223,617	396,693
Interest expense	(786,289)	(877,636)	(2,353,816)	(6,479,659)
Derivative income (expense)	—	—	(23,600)	1,058,873
Other income (expense)	2,049	(47,412)	(991)	(29,150)

Other expense — net	(758,124)	(804,981)	(2,154,790)	(5,053,243)

Loss from continuing operations before income taxes	(4,477,114)	(4,591,552)	(13,737,558)	(21,216,330)
Income tax benefit	33,979	190,809	22,387	4,000,948

Loss from continuing operations	(4,443,135)	(4,400,743)	(13,715,171)	(17,215,382)

Income (loss) from discontinued operations	(1,858)	303,257	(320,892)	(407,620)
Gain (loss) on disposal of discontinued operations	—	(19,741)	—	10,973,697
Income tax expense	—	(190,809)	—	(4,067,809)

Total income (loss) from discontinued operations	(1,858)	92,707	(320,892)	6,498,268

Net loss	(4,444,993)	(4,308,036)	(14,036,063)	(10,717,114)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(4,454,743)	$(4,317,786)	$(14,065,313)	$(10,746,364)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.22)	$(0.32)
Income (loss) from discontinued operations	—	—	(0.01)	0.12

Net loss attributable to common shareholders	$(0.07)	$(0.07)	$(0.23)	$(0.20)

Weighted average common shares outstanding — basic and diluted	61,872,729	62,117,309	61,563,648	54,411,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended April 30, 2008

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance — July 31, 2007	100,000	$462,500	62,466,338	$62,466	$123,436,957	$(76,054,251)	$(127,118)	$(1,801,066)	$45,979,488

Preferred stock dividends	—	—	—	—	—	(29,250)	—	—	(29,250)
Issuance of common stock under employee stock purchase plan	—	—	63,426	63	82,588	—	—	—	82,651
Exercise of common stock options	—	—	10,000	10	11,190	—	—	—	11,200
Stock-based compensation expense	—	—	215,635	216	1,257,803	—	—	—	1,258,019
Shares issued for payment of interest	—	—	1,360,469	1,361	483,973	—	—	—	485,334
Retirement of treasury stock	—	—	(932,832)	(933)	(1,249,062)	—	—	1,249,995	—
Foreign currency translation	—	—	—	—	—	—	12,162	—	12,162
Net loss	—	—	—	—	—	(14,036,063)	—	—	(14,036,063)

Balance — April 30, 2008	100,000	$462,500	63,183,036	$63,183	$124,023,449	$(90,119,564)	$(114,956)	$(551,071)	$33,763,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,036,063)	$(10,717,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,154,531	2,344,741
Non-cash amortization of financing costs	293,576	2,378,592
Non-cash amortization of debt discounts	1,336,259	3,046,165
Non-cash interest	485,334	201,940
Non-cash derivative (income) expense	23,600	(1,058,873)
Gain on disposal of discontinued operations	—	(10,972,694)
Non-cash stock-based compensation expense	1,279,961	1,453,739
Other non-cash items — net	40,386	(35,758)
Changes in operating assets and liabilities:
Trade receivables	(1,209,934)	225,490
Inventories	(39,707)	20,789
Prepaid expenses and other assets	(277,146)	844,896
Accounts payable and accrued liabilities	187,350	2,494,993

Net cash used in operating activities	(8,761,853)	(9,773,094)

Cash flows from investing activities:
Additions to property and equipment	(630,753)	(440,780)
Additions to intangible assets	(310,855)	(463,959)
Proceeds from sale of assets	11,495	—
Restricted cash returned from collateralized letter of credit	—	3,610,950
Proceeds from disposition of discontinued operations	—	34,705,077
Acquisition of Pro-Dentec	—	(35,554,421)

Net cash provided by (used in) investing activities	(930,113)	1,856,867

Cash flows from financing activities:
Short-term borrowings — net	—	61,351
Proceeds from convertible notes payable	—	24,075,000
Proceeds from issuance of common stock	71,909	15,971,481
Financing costs	—	(2,528,004)
Principal payments on debt	(269,268)	(23,940,285)
Payment of obligation to repurchase common stock and warrants	(1,399,993)	—
Dividends paid to preferred stockholders	(29,250)	(29,250)

Net cash provided by (used in) financing activities	(1,626,602)	13,610,293

Net increase (decrease) in cash and cash equivalents	(11,318,568)	5,694,066
Cash and cash equivalents — beginning of period	14,859,159	3,958,190

Cash and cash equivalents — end of period	$3,540,591	$9,652,256

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
     We manufacture and market ViziLite® Plus with TBlueTM (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. In October 2006, we divested our Nutraceuticals business unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented. With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals business unit and the re-alignment of our Zila Biotechnology business unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three and nine months ended April 30, 2008 and 2007, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Options and warrants to purchase common shares	—	191	32	400
Common stock awards	6	1	57	16
Convertible preferred stock	100	100	100	100
Convertible secured notes	—	5,454	—	2,737

Total potentially dilutive securities	106	5,746	189	3,253

     As of April 30, 2008, we have approximately $12.0 million of Amended and Restated Secured Notes outstanding that are convertible into 5,454,546 shares of our common stock, which have been excluded from the above table for the three and nine months ended April 30, 2008 since the conversion price of these notes is antidilutive.
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
     We are potentially subject to tax audits in the United States and Canada. Tax audits by their very nature are often complex and can require several years to complete. We are potentially subject to United States federal and state tax examinations for the tax years ended July 31, 1994 through July 31, 2007. All tax loss years through July 31, 2007 remain open for federal, state and foreign operations. Zila’s responsibility for Canadian and Canadian Provincial income taxes arose through the acquisition of Pro-Dentec. As a condition of the acquisition of Pro-Dentec, the merger agreement related thereto required that the selling shareholders of Pro-Dentec indemnify Zila for any identified tax liabilities for periods prior to the acquisition. Zila is not indemnified for Canadian and Canadian Provincial tax examinations that may arise for the tax year ended July 31, 2007 and thereafter.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and April 30, 2008, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, which for us would be our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal year beginning August 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our third fiscal quarter of our fiscal year 2009, which would be the quarterly period ending April 30, 2009. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following pro forma unaudited condensed statement of operations data shows the results of our operations for the nine months ended April 30, 2007 as if the Pro-Dentec acquisition had occurred at the beginning of fiscal 2007 (in thousands except share amounts):

Net revenues	$30,001

Loss from continuing operations	$(16,282)

Basic and diluted net loss per common share from continuing operations	$(0.26)

Pro forma weighted average common shares outstanding — basic and diluted	61,915

     The above pro forma disclosure is provided for the nine months ended April 30, 2007 because the completion of the acquisition of Pro-Dentec did not occur until November 28, 2006. No pro forma disclosure has been presented for the three and nine months ended April 30, 2008 and the three months ended April 30, 2007 as the results of Pro-Dentec have been consolidated for all periods subsequent to November 2006.
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
     During fiscal 2006 and 2005 we also divested two other business lines that had previously been part of our Pharmaceuticals business unit, including the assets and certain defined liabilities of our IST swab operations and our Zilactin® brand of over-the-counter lip and oral care products. Subsequent to the sale of the Zilactin® products, we were engaged in an arbitration proceeding regarding the disposition, which was settled on November 3, 2006 and required the payment of approximately $0.7 million, which was included in loss from discontinued operations during the first quarter of fiscal 2007. Separately, we incurred approximately $0.3 million of expense in the first nine months of fiscal 2008 for pending litigation with Dr. James E. Tinnell, which is more fully described in Note 17 “Commitments and Contingencies” below and relates to the previously disposed Zilactin® product line.
     Each of the disposals discussed above meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations for these businesses have accordingly been classified as discontinued operations in all periods presented.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The results of these discontinued operations for the three and nine months ended April 30, 2007 are as follows (unaudited) (in thousands):

	Three Months Ended April 30, 2007
	Nutraceuticals	Pharmaceuticals	Total
Net revenues	$—	$1,114	$1,114

Income (loss) from discontinued operations	$(179)	$483	$304
Gain (loss) on disposal of discontinued operations	3	(23)	(20)
Income tax expense	—	(191)	(191)

Total income (loss) from discontinued operations	$(176)	$269	$93

	Nine Months Ended April 30, 2007
	Nutraceuticals	Pharmaceuticals	Total
Net revenues	$1,629	$3,540	$5,169

Income (loss) from discontinued operations	$(1,216)	$808	$(408)
Gain (loss) on disposal of discontinued operations	11,025	(51)	10,974
Income tax expense	(3,877)	(191)	(4,068)

Total income from discontinued operations	$5,932	$566	$6,498

     As of April 30, 2008 and July 31, 2007, current liabilities of the divested operations consisted of accounts payable and other accrued expenses related to the previously divested Pharmaceuticals operations.
5. Inventories
     Inventories consist of the following (in thousands):

	April 30,	July 31,
	2008	2007
	(Unaudited)
Finished goods	$986	$1,413
Work-in-process	324	323
Raw materials	3,074	2,659
Inventory reserves	(270)	(320)

Total inventories	$4,114	$4,075

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Property and Equipment
     Property and equipment consist of the following (in thousands):

	April 30,	July 31,
	2008	2007
	(Unaudited)
Land	$529	$529
Building and improvements	2,114	2,181
Furniture and equipment	3,401	2,360
Leasehold improvements and other assets	823	1,360
Production, laboratory and warehouse equipment	4,601	4,423

Total property and equipment	11,468	10,853
Less: Accumulated depreciation and amortization	(5,746)	(4,634)

Property and equipment — net	$5,722	$6,219

7. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2008 (Unaudited)			July 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Purchased technology	$15,592	$(6,476)	$9,116	$15,592	$(5,708)	$9,884
Trademarks	163	(14)	149	132	(11)	121
Patents	2,615	(448)	2,167	2,495	(350)	2,145
Licensing costs	2,674	(1,711)	963	2,674	(1,514)	1,160
Covenants not to compete and other	3,556	(1,834)	1,722	3,556	(876)	2,680

Total amortizable intangible assets	24,600	(10,483)	14,117	24,449	(8,459)	15,990
Unamortizable trademarks	5,449	—	5,449	5,449	—	5,449

Total other intangible assets	30,049	(10,483)	19,566	29,898	(8,459)	21,439
Goodwill	10,171	—	10,171	10,171	—	10,171

Total intangible assets	$40,220	$(10,483)	$29,737	$40,069	$(8,459)	$31,610

     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	April 30, 2008	July 31, 2007
		(Unaudited)
Purchased technology	15	13.7	14.5
Trademarks	7-10	7.0	7.6
Patents	4-17	6.0	6.2
Licensing costs	7-10	3.7	4.4
Covenants not to compete and other	2-15	1.1	1.8

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	April 30,	July 31,
	2008	2007
	(Unaudited)
Accrued research and development	$1,165	$1,864
Accrued employee compensation and related taxes	887	1,876
Accrued professional and consulting fees	1,015	569
Accrued fee due Investors for Restructuring (see Note 9)	—	600
Other accrued expenses	1,386	679

Total accrued liabilities	$4,453	$5,588

9. Debt
     Debt consists of the following (in thousands):

	April 30,	July 31,
	2008	2007
	(Unaudited)
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$62	$—
Capital lease obligations	74	77

Total short-term borrowings and current portion of long-term debt	$136	$77

Long-term debt:
Senior secured convertible notes — net of unamortized discount of $4,009 and $5,345	$7,991	$6,655
PharmaBio	500	500
Capital lease obligations	125	181

Total long-term debt	8,616	7,336
Less: Current portion of long-term debt	(74)	(77)

Long-term debt — net of current portion	$8,542	$7,259

Short-term Borrowings
     As of April 30, 2008, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.4%.
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
     We granted registration rights for the Shares and shares of common stock issuable upon conversion of the debt instruments and exercise of the warrants. A dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights. On August 13, 2007, we reached an agreement with the Investors to restructure the Investors’ holdings (the “Restructuring”) and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010. The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $2.20 per share at the option of the holders of such notes. In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to maintain specified cash and defined EBITDA levels.
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On June 3, 2008 we entered into a second amendment agreement (the “Second Amendment Agreement”) to the Secured Notes (the “Second Amended and Restated Secured Notes”), which resulted in the easing of certain financial covenants as follows:
(i)	The required cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007 was reduced from $2.0 million to $1.0 million; and

(ii)	The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.
     In exchange for the covenant modifications, we issued 4,626,595 common shares with a fair value of $1.2 million based on quoted market prices on the date of the Second Amendment Agreement. Additionally, the creditors returned 3,396,100 warrants that they had been previously issued in connection with the original issuance of the Secured Notes and other financing transactions. The aggregate fair value of these warrants as of the date of this modification, based on the Black Scholes model, was $0.1 million. We concluded that the Second Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Second Amendment Agreement has not been accounted for as a debt extinguishment.
     The Second Amended and Restated Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries. In connection with the Second Amendment Agreement, we entered into a registration rights agreement for the registration of the 4,626,595 common shares that were issued to the creditors. The registration rights agreement requires us to, among other things, file a registration statement within thirty days of the date of the Second Amendment Agreement. This registration rights agreement contains cash penalty provisions calculated as 1.0% of the market price of the common shares for every 30 day period a registration requirement is not met. The registration rights agreement does not specify a limit on the maximum amount of penalties that could be incurred under the agreement. We do not believe it is probable that penalty payments will be made for this registration rights agreement and accordingly have not accrued for such penalties at the time the Second Amendment Agreement was entered into.
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants, could, at the option of the Second Amended and Restated Secured Note holders, result in an event of default. Upon the occurrence of the first specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Second Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Second Amended and Restated Secured Notes shall bear interest at an annual rate of 15.0% per annum.
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
10. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). During December 2007, our shareholders approved an increase to the authorized shares in our share-based stock award plan by 3,000,000 shares. As of April 30, 2008 there were 1,110,000 shares available for grant under the plan.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the nine months ended April 30, 2008 and 2007, we granted options to purchase 3,128,166 and 1,299,026 shares of our common stock, respectively. No grants were made during the three months ended April 30, 2008. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Risk-free interest rate	N/A	3.7%	3.5%	4.8%
Expected volatility	N/A	67.0%	59.6%	62.0%
Expected term (in years)	N/A	5.5	5.2	5.8
Dividend yield	N/A	0.0%	0.0%	0.0%
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
     A summary of stock option activity for our stock award plan for the nine months ended April 30, 2008 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value
Options outstanding — beginning of period	2,917	$3.11	5.8	$130
Granted	3,128	1.11
Exercised	(10)	1.12
Expired	(226)	2.63
Forfeited	(208)	1.61

Options outstanding — end of period	5,601	2.07	7.3	—

Options vested or expected to vest — end of period	5,054	2.16	7.1	—

Options exercisable — end of period	2,608	2.81	5.3	—

     The weighted average grant-date fair value of options granted to our employees and directors during the nine months ended April 30, 2008 was $0.60 per common share. The total intrinsic value of options exercised and cash received from option exercises during the nine months ended April 30, 2008 was less than $0.1 million.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of unvested common stock award activity within our share-based compensation plan for the nine months ended April 30, 2008 is as follows (in thousands except grant value per share and recognition period) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)
Unvested balance — beginning of period	133	$2.42	1.4
Granted	598	1.13
Vested	(309)	1.50
Forfeited	—	—

Unvested balance — end of period	422	1.27	1.3

     Stock-based compensation costs are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Marketing and selling expense	$48	$26	$150	$118
General and administrative expense	336	337	1,107	1,317
Research and development expense	1	6	3	8
Inventory	12	7	20	16
Discontinued operations	—	—	—	(5)

Total stock-based compensation	$397	$376	$1,280	$1,454

     The above table includes a benefit of less than $0.1 million for the first nine months of fiscal 2007 for non-employee stock options, which are adjusted to current fair value each quarter during their vesting period as services are rendered, and is included as a component of general and administrative expense. The above table includes expense for our employee stock purchase plan, which is less than $0.1 million for all periods presented.
     As of April 30, 2008, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $2.2 million and $0.4 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 2.2 years and 1.3 years, respectively.
11. Warrants
     As of April 30, 2008, we had exercisable warrants outstanding for the purchase of 12,608,500 shares of our common stock with a weighted average exercise price of $2.21 and a weighted average contractual term of 3.5 years. We issued these warrants in connection with financing arrangements with the value of these warrants determined by use of the Black-Scholes model. As discussed elsewhere herein, on August 13, 2007, we repurchased 227,270 Secured Note Warrants for approximately $0.15 million in cash. Separately, warrants for the purchase of 88,000 common shares that had been previously issued in connection with services provided by medical and financial advisors expired during the three months ended April 30, 2008.
12. Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of April 30, 2008 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preference of $0.65 million.
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
14. Income Taxes
     As of April 30, 2008, we have recorded a valuation allowance for our net deferred tax assets of $12.9 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $47.9 million that expire in years 2009 to 2028. Income tax benefit for the three and nine months ended April 30, 2008 was less than $0.1 million and primarily relates to state income taxes. Income tax benefit of $0.2 million and $4.0 million for the three and nine months ended April 30, 2007 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sales of our Nutraceuticals business unit and our Peridex® brand of prescription periodontal rinse, which are presented as discontinued operations.
15. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Nine Months Ended April 30,
	2008	2007
Interest paid	$246	$957
Income taxes paid	45	164
Insurance policy financed with short-term borrowings	275	—
Conversion of Unsecured Notes	—	4,452
Capital lease obligations for new equipment	—	181
16. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net loss	$(4,445)	$(4,308)	$(14,036)	$(10,717)
Foreign currency translation adjustment	1	(10)	12	(37)

Comprehensive loss	$(4,444)	$(4,318)	$(14,024)	$(10,754)

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of April 30, 2008, we were not a party to any pending legal proceedings other than routine claims that arise in the ordinary conduct of our business. While we currently believe that the ultimate outcome of these proceedings discussed below will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which such ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in his then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent. Both parties have filed motions for summary judgment and await the ruling of the court.
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
Data Management Services Agreement
     Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars that dentists and their staffs pay to attend. During March 2008 upon completion of our competitive bidding process, we entered into an agreement with Designing Solutions, LLC to assist us in managing continuing education program data and information. Designing Solutions, LLC is an entity managed by a member of our Board of Directors, George J. Vuturo, RPh, PhD. The agreement calls for an initial development fee of approximately $26,000, which was paid during the three months ended April 30, 2008, and future recurring monthly fees that are based in part on the number of continuing education seminars conducted by Zila and the number of participants at these seminars. After the completion of the initial development, this contract is for services as requested by Zila.
Appointment of Chief Executive Officer
     On May 9, 2008, David R. Bethune accepted an Employment Letter (the “Employment Letter”) from Zila. The Employment Letter replaces the Offer Letter dated August 14, 2007, which was terminated. Mr. Bethune has been a member of the Board since 2005 and was previously appointed Chairman of the Board on May 21, 2007 and interim Chief Executive Officer on March 31, 2008. Under the Employment Letter, which is effective until the earlier of Mr. Bethune’s departure from Zila’s Board of Directors or October 31, 2009, Mr. Bethune’s base salary increased to $350,000 per year, less applicable withholdings, to be paid in accordance with our regular payroll practices. However, Mr. Bethune has elected to defer receipt of the pay increase at this time. Until paid, such amount will be accrued. In addition, Mr. Bethune will be eligible for a performance bonus of up to fifty percent (50%) of this base salary, based on our financial performance. If there is a subsequent restatement of a reporting period for which an incentive payment is made, which results in the failure to achieve the planned target for that period, the incentive payment must be returned to Zila. Mr. Bethune

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is also entitled to a grant of 300,000 shares of restricted stock, with 150,000 shares vesting on the date of grant and the restrictions on the remainder lapsing monthly over the next 18 months. The Employment Letter also contains other customary provisions, including provisions related to severance payments following a change in control and termination without cause.

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
     We manufacture and market ViziLite® Plus with TBlueTM (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. During November 2007, we commenced an international expansion initiative with the launch of ViziLite® Plus in Canada and we have furthered that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our national marketing programs reach most of the nation’s dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. In October 2006, we divested our Nutraceuticals business unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented. With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals business unit and the re-alignment of our Zila Biotechnology business unit to serve as our research and development division, we have organized ourselves as one operating segment.
Recent Developments
     As is discussed elsewhere herein, on June 3, 2008 we entered into a second amendment agreement (the “Second Amendment Agreement”) to the Secured Notes (the “Second Amended and Restated Secured Notes”) that resulted in the easing of certain financial covenants as follows:
(i)	The required cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007 was reduced from $2.0 million to $1.0 million; and

(ii)	The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.

     As of April 30, 2008, we had approximately $3.5 million of cash and cash equivalents and $5.9 million of working capital. Our Defined EBITDA for the three months ended April 30, 2008 was negative $2.2 million. During the three months ended April 30, 2008, we took strategic actions to promote continued compliance with the financial covenants of our Second Amended and Restated Secured Notes. While there can be no assurances in this regard, our plan is for these actions to improve profitability to achieve our Defined EBITDA requirement in the fourth quarter of fiscal 2008 and to provide the foundation for compliance with these financial covenants in the future. These actions include:
(i)	Completing the hiring of the targeted level of sales representatives and completing their training across the full-portfolio of our products. This action helped to achieve a 7.2% growth in revenues in the third quarter of fiscal 2008 over the preceding quarter and provides the foundation for future growth.

(ii)	Improving revenues and gross profit through the implementation of selective price increases effective May 15, 2008 and implementing initiatives to reduce our cost of goods.

(iii)	Reducing headcount in our non-selling workforce by over 10.0%, temporarily reducing the salaries of our management employees and reducing certain other employee benefits.

(iv)	Reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.
     In addition to these profit enhancement initiatives, we have taken actions to improve our working capital position by July 31, 2008 through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels.
     In May 2008, we launched ViziLite® Plus in the United Kingdom at the British Dental Conference and Exhibition, the British Dental Association’s annual conference. We have selected Panadent Limited, a leading supplier of dental products in the United Kingdom and Ireland, as our exclusive distributor for this product in those markets.
     In April 2008, the U.S. Food and Drug Administration (“FDA”) granted us 510(k) clearance to market ViziLite Eyewear. ViziLite Eyewear is reusable filtered eyewear to be worn by a health care professional to eliminate ambient light outside of the wavelength transmission range of the ViziLite chemiluminescent light source while performing an oral exam under chemiluminescence when a darkened room is not available. ViziLite Eyewear, which helps health care professionals administer ViziLite® Plus in less than ideal lighting environments, will be marketed by our direct sales force.
     In December 2007, the U.S. Department of Veterans Affairs awarded Zila a five-year contract to market ViziLite® Plus to 58 Veterans Administration dental clinics and 154 Department of Defense dental clinics.
     Major dental insurance carriers have recently added the ViziLite® Plus examination to their covered services. Guardian, Humana, United Healthcare and Northeast Delta Dental are now actively covering ViziLite® Plus and we continue discussions with other carriers.

Results of Operations
     The following tables summarize our results of continuing operations and related statistical information for the three and nine months ended April 30, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended April 30,
		% of		% of	%
	2008	Revenue	2007	Revenue	Change
Net revenues	$11,245	100.0%	$10,894	100.0%	3.2%
Cost of products sold	4,438	39.5	4,231	38.8	4.9

Gross profit	6,807	60.5	6,663	61.2	2.2

Operating costs and expenses:
Marketing and selling	6,046	53.7	4,470	41.0	35.3
General and administrative	3,281	29.2	2,683	24.8	22.3
Research and development	247	2.2	2,388	21.9	(89.7)
Depreciation and amortization	952	8.5	909	8.3	4.7

Loss from operations	(3,719)	(33.1)	(3,787)	(34.8)	(1.8)
Other expense — net	(758)	(6.7)	(805)	(7.4)	(5.8)

Loss from continuing operations before income taxes	(4,477)	(39.8)	(4,592)	(42.2)	(2.5)
Income tax benefit	34	0.3	191	1.8	(82.2)

Loss from continuing operations	$(4,443)	(39.5)%	$(4,401)	(40.4)%	1.0

	For the Nine Months Ended April 30,
		% of		% of	%
	2008	Revenue	2007	Revenue	Change
Net revenues	$33,176	100.0%	$18,383	100.0%	80.5%
Cost of products sold	13,264	40.0	7,758	42.2	71.0

Gross profit	19,912	60.0	10,625	57.8	87.4

Operating costs and expenses:
Marketing and selling	16,564	49.9	9,483	51.6	74.7
General and administrative	9,883	29.8	9,566	52.0	3.3
Research and development	2,237	6.7	5,741	31.2	(61.0)
Depreciation and amortization	2,811	8.5	1,998	10.9	40.7

Loss from operations	(11,583)	(34.9)	(16,163)	(87.9)	(28.3)
Other expense — net	(2,155)	(6.5)	(5,053)	(27.5)	(57.4)

Loss from continuing operations before income taxes	(13,738)	(41.4)	(21,216)	(115.4)	(35.2)
Income tax benefit	23	0.1	4,001	21.8	(99.4)

Loss from continuing operations	$(13,715)	(41.3)%	$(17,215)	(93.6)%	(20.3)

Net Revenues
     Net revenues were $11.2 million and $10.9 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $0.3 million or 3.2%. ViziLite® Plus net revenues increased to $3.6 million for the three months ended April 30, 2008, an increase of 40.6% from the same period in the previous year, which is primarily a result of selling directly to dental offices through our national sales organization, an increased number of sales representatives and the increase in the number of insurance companies reimbursing for the ViziLite® Plus examination. Offsetting this increase were declines in revenue from our Rotadent® Professional Powered Brush and Pro-Select Platinum® ultrasonic scaler, which resulted from the addition of new sales representatives who were not fully trained in offering these products. During the quarter ended April 30, 2008, all sales representatives were fully trained on all product offerings and net revenues for the last month of the quarter for these products increased 14.8% over the prior year.
     Net revenues were $33.2 million and $18.4 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $14.8 million or 80.5%. The growth in net revenues for the nine months ended April 30, 2008 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased to $9.8 million for the nine months ended April 30, 2008, an increase of 148.5%, which is primarily a result of selling directly to dental offices through our national sales organization. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our then existing distribution channel in the first part of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.
Gross Profit
     Gross profit was $6.8 million and $6.7 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $0.1 million or 2.2%. Gross profit as a percentage of net revenues was 60.5% and 61.2% for the three months ended April 30, 2008 and 2007, respectively. The decrease in gross profit as a percentage of net revenues resulted from an increased level of promotional discounts and free product offered in the current quarter. We anticipate that the level of free product will be reduced in the fourth quarter of 2008.
     Gross profit was $19.9 million and $10.6 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $9.3 million or 87.4%. Gross profit as a percentage of net revenues was 60.0% and 57.8% for the nine months ended April 30, 2008 and 2007, respectively. The improved gross profit margin for the first nine months of fiscal 2008 primarily relates to our sales of ViziLite® Plus made direct to dental offices through our national sales organization, as well as sales of other products including the Rotadent® Professional Powered Brush and the Pro-Select Platinum® ultrasonic scaler. Our prior-year’s gross profit reflects our transition from a distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus. The gross profit margin for the first portion of the prior-year was also negatively impacted as a result of providing reserves for ViziLite® inventory that was approaching its expiration date.
Marketing and Selling Expense
     Marketing and selling expense was $6.0 million and $4.5 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $1.5 million or 35.3%. The expansion of our national sales force, which sells directly to dental offices, and the expansion of our seminar programs represented the majority of the increase in marketing and selling expense. Additionally, the current quarter included training expenses for new sales representatives and $0.5 million for the termination of a marketing contract.
     Marketing and selling expense was $16.6 million and $9.5 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $7.1 million or 74.7%. The expansion and training of our national sales force, which sells directly to dental offices, represented the majority of the increase in marketing and selling expense. Increased ViziLite® Plus related marketing and selling expenditures also contributed to the overall increase, which reflects our continued efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.
General and Administrative Expense
     General and administrative expense was $3.3 million and $2.7 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $0.6 million or 22.3%. The increase in general and administrative expense primarily relates to a reversal of accrued bonuses in the third quarter of the prior-year of $0.4 million that did not recur in the current quarter, $0.3 million of investment banking expenses that were incurred to explore financing alternatives and increased costs relative to Pro-Dentec’s operations of $0.2 million, which in part relates to professional fees incurred for Sarbanes Oxley compliance costs. Offsetting these increases were corporate expense reductions that were implemented in the fourth quarter of fiscal 2007. Separately, non-cash general and administrative stock-based compensation was $0.3 million for the three months ended April 30, 2008 and 2007.
     General and administrative expense was $9.9 million and $9.6 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $0.3 million or 3.3%. The increase in general and administrative expense primarily relates to incremental general and administrative expenses relative to the acquisition of Pro-Dentec, which is inclusive of professional fees incurred for Sarbanes Oxley compliance costs for Pro-Dentec, and investment banking expenses that were incurred to explore financing alternatives. Offsetting these increases were corporate expense reductions that were implemented in the fourth quarter of fiscal 2007 and a decrease in non-cash general and administrative stock-based compensation expense of $0.2 million.
Research and Development Expense
     Research and development expense was $0.2 million and $2.4 million for the three months ended April 30, 2008 and 2007, respectively, a decrease of $2.2 million or 89.7%. Research and development expense was $2.2 million and $5.7 million for the nine months ended April 30, 2008 and 2007, respectively, a decrease of $3.5 million or 61.0%. We conducted an extensive review and analysis of our strategic direction, including the OraTest® regulatory program, and in the first quarter of fiscal 2008 we closed enrollment in the OraTest® clinical trial and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced from historical levels.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $1.0 million and $0.9 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $0.1 million or 4.7%. Depreciation and amortization expense was $2.8 million and $2.0 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $0.8 million or 40.7%. The increased level of depreciation and amortization expense is primarily due to the acquisition of Pro-Dentec and its related property, plant, equipment and amortizable intangible assets.
Other Expense — Net
     Other expense, net was $0.8 million for the three months ended April 30, 2008 and 2007 and $2.2 million and $5.1 million for the nine months ended April 30, 2008 and 2007, respectively. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Senior secured convertible notes	$240	$178	$701	$306
BDCF secured term loan	—	—	—	520
Amortization of financing costs	97	123	293	2,507
Amortization of debt discounts	438	560	1,336	3,046
Capital leases	3	1	12	3
Other	8	16	12	98

Total interest expense	$786	$878	$2,354	$6,480

     Interest expense was $0.8 million and $0.9 million for the three months ended April 30, 2008 and 2007, respectively. We incurred increased interest on the Amended and Restated Secured Notes, which was in part due to interest being paid in kind with shares of our common stock for the third quarter of fiscal 2008. This increase was offset by lower amounts of non-cash amortization charges as a result of the amendment to the Senior Secured Notes which extended the repayment term from November 2009 to July 2010.
     Interest expense was $2.4 million and $6.5 million for the nine months ended April 30, 2008 and 2007, respectively. The decrease in interest expense for the first nine months of fiscal 2008 primarily relates to interest incurred on a $20.0 million secured term loan with Black Diamond Commercial Finance, LLC (“BDCF”), which was repaid in the first quarter of fiscal 2007. As a result of this repayment, we expensed $3.6 million of unamortized debt issue costs and discounts during the first quarter of fiscal 2007. Interest expense for the first nine months of fiscal 2008 primarily relates to interest incurred on our Amended and Restated Secured Notes, which was paid in cash in the first quarter of fiscal 2008 and in kind with shares of our common stock in the second and third quarters of fiscal 2008, as well as amortization of the related financing costs and discounts.
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
Income Tax Benefit (Expense)
     As of April 30, 2008, we have recorded a valuation allowance for our net deferred tax assets of $12.9 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $47.9 million that expire in years 2009 to 2028. Income tax benefit for the three and nine months ended April 30, 2008 was less than $0.1 million and primarily relates to state income taxes. Income tax benefit of $0.2 million and $4.0 million for the three and nine months ended April 30, 2007 resulted from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gain on the sales of our Nutraceuticals business unit and our Peridex® brand of prescription periodontal rinse, which are presented as discontinued operations.
Inflation and Seasonality
     We do not believe that inflation has a unique or material effect on the operations or financial condition of our businesses. However, we are sensitive to general economic conditions since our products are somewhat discretionary in nature. Sales for the dental industry are generally affected by holiday and vacation related seasonality, which impacts the number of available selling days in each fiscal quarter. We sell directly to dental professionals and accordingly, our sales are subject to these seasonal trends.
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
     Previously, our research and development program required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. As more fully described above, we recently evaluated the strategic direction of Zila, including an assessment of the OraTest® regulatory program, and we believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies within the synergies created with the acquisition of Pro-Dentec, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus. Our analysis concluded that the incremental market potential of OraTest®, considering the availability of ViziLite® Plus, did not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, we believe that it is necessary to reduce future research and development expenditures on the OraTest® regulatory program. Accordingly, during the first quarter of fiscal 2008, we curtailed activity and spending related to this regulatory program. As a result of this curtailment, regulatory program related expenses declined to less than $0.1 million and $1.6 million for the three and nine months ended April 30, 2008, respectively, compared to $2.1 million and $5.3 million for the three and nine months ended April 30, 2007, respectively. While activities continue to preserve the value of the ZTCTM asset, we believe that our level of expenditures for research and development in fiscal 2008 will be substantially reduced from historic levels.
     To reduce operating losses, we have taken steps to reduce costs through restructuring overhead and discontinuing research and development projects. We have focused our available resources in support of our selling and marketing efforts in order to grow our revenue base. We have plans for the improvement of gross profit through manufacturing process enhancements and selective product price increases. With the recent authorization to sell ViziLite® Plus in Canada, the United Kingdom and the European Union, we have launched our international expansion initiative. Also, on June 3, 2008 we entered into a Second Amendment Agreement to our senior convertible debt that resulted in the easing of certain financial covenants as follows:
(i)	The required cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007 was reduced from $2.0 million to $1.0 million; and

(ii)	The required Defined EBITDA level of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.
     As of April 30, 2008, we had approximately $3.5 million of cash and cash equivalents and $5.9 million of working capital. Our Defined EBITDA for the three months ended April 30, 2008 was negative $2.2 million. During the three months ended April 30, 2008, we took strategic actions to promote continued compliance with the financial covenants of our

Second Amended and Restated Secured Notes. While there can be no assurances in this regard, our plan is for these actions to improve profitability to achieve our Defined EBITDA requirements in the fourth quarter of fiscal 2008 and to provide the foundation for compliance with these financial covenants in the future. These actions include:
(i)	Completing the hiring of the targeted level of sales representatives and completing their training across the full-portfolio of our products. This action helped to achieve a 7.2% growth in revenues in the third quarter of fiscal 2008 over the preceding quarter and provides the foundation for future growth.

(ii)	Improving revenues and gross profit through the implementation of selective price increases effective May 15, 2008 and implementing initiatives to reduce our cost of goods.

(iii)	Reducing headcount in our non-selling workforce by over 10.0%, temporarily reducing the salaries of our management employees and reducing certain other employee benefits.

(iv)	Reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.
     In addition to these profit enhancement initiatives, we have taken actions to improve our working capital position by July 31, 2008 through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels.
     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Nine Months Ended April 30,
	2008	2007
Net cash used in operating activities	$(8,762)	$(9,773)
Net cash provided by (used in) investing activities	(930)	1,857
Net cash provided by (used in) financing activities	(1,627)	13,610

	April 30,	July 31,
	2008	2007
Cash and cash equivalents	$3,541	$14,859
Working capital	5,936	14,286
Current ratio	1.6	2.4
     As of April 30, 2008, our primary sources of liquidity included cash and cash equivalents of $3.5 million compared to $14.9 million as of July 31, 2007. Our working capital was $5.9 million as of April 30, 2008 compared to $14.3 million as of July 31, 2007. The decrease in working capital primarily relates to our decreased cash balance, offset by increased trade receivables. Trade receivables increased $1.2 million or 28.3%, primarily due to increased sales levels, the extension of credit on our newly introduced Pro-Select Platinum® ultrasonic scaler and a reduction in the rate of credit card payments by our customers. Our current ratio has declined to 1.6 as of April 30, 2008 compared to 2.4 as of July 31, 2007, primarily as a result of the net decreases in working capital outlined above.
Cash Flows from Operating Activities
     Cash used in operating activities was $8.8 million and $9.8 million for the nine months ended April 30, 2008 and 2007, respectively. The decrease in cash used in operating activities primarily relates to (i) cash flows from our Pro-Dentec operations, which were acquired during the second quarter of fiscal 2007, (ii) synergies created as a result of the Pro-Dentec acquisition, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus, (iii) the elimination of cash flows from our recently disposed Nutraceuticals business unit and Peridex® product line and (iv) the curtailment of activity and spending related to the OraTest® regulatory program. Offsetting these cash flow improvements were cash provided by (used in) working capital components, which was $(1.3) million and $3.6 million for the nine months ended April 30, 2008 and 2007, respectively, or a $4.9 million change. The working capital decrement for the nine months ended April 30, 2008 primarily relates to increased accounts receivable balances, which is discussed above. Cash provided by working capital changes in the first nine months of fiscal 2007 primarily relates to increased levels of accounts payable and accrued liabilities.
Cash Flows from Investing Activities
     Cash provided by (used in) investing activities was $(0.9) million and $1.9 million for the nine months ended April 30, 2008 and 2007, respectively. During the nine months ended April 30, 2008 we spent $0.9 million for additional property and equipment and development of intangible assets. Cash provided by investing activities during the first nine months of fiscal 2007 relates to net proceeds of $34.7 million from the sale of our Nutraceuticals business unit and $3.6 million for the return of collateral upon the retirement of Industrial Development Revenue Bonds, which related to the disposition of the Nutraceuticals business unit, offset by $35.6 million of cash spent for the acquisition of Pro-Dentec, which was completed in the second quarter of fiscal 2007, and $0.9 million of cash spent for additional property and equipment and the development of intangible assets.
Cash Flows from Financing Activities
     Cash provided by (used in) financing activities was $(1.6) million and $13.6 million for the nine months ended April 30, 2008 and 2007, respectively. During the first nine months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants, which is described in more detail elsewhere herein, and made payments towards our debt obligations of $0.3 million. During the first nine months of fiscal 2007, we completed two private placements for gross proceeds of approximately $40.0 million, which are described in more detail elsewhere herein. Offsetting the proceeds from these private placements were $23.9 million of debt repayments, which primarily relates to the repayment of the BDCF credit facility and the Industrial Development Revenue Bonds. During the first nine months of fiscal 2007, we also incurred $2.5 million for financing costs.
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
     On June 3, 2008 we entered into a Second Amendment Agreement to our senior convertible debt that resulted in the easing of certain financial covenants as follows:
(i)	The required cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2007 was reduced from $2.0 million to $1.0 million; and

(ii)	The required Defined EBITDA level of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.
     In exchange for the covenant modifications, we issued 4,426,595 common shares to the creditors and the creditors returned 3,396,100 warrants that they had been previously issued in connection with the original issuance of the Secured Notes and other financing transactions.
     We believe that the above amendments strengthen our cash position by relaxing the minimum cash and EBITDA based covenants and allows future interest to be paid in kind with common stock. The Amended and Restated Secured Notes and Second Amended and Restated Secured Notes are in the same aggregate principal amount as the Secured Notes, or $12.0 million, but are now due July 31, 2010. They bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the 10 trading days immediately prior to the relevant interest payment date.
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants could, at the option of the Second Amended and Restated Secured Note holders, result in an event of default. Upon the occurrence of the first specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the second specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Second Amended and Restated Secured Notes shall bear interest at an annual rate of 15.0% per annum.
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
Convertible Preferred Stock
     On February 5, 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of April 30, 2008 and July 31, 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million.
EBITDA and Defined EBITDA
     EBITDA (earnings (loss) before interest, taxes, depreciation and amortization) is a key indicator that management uses to evaluate our operating performance and cash flows. In addition, to monitor compliance with the covenants contained in our Second Amended and Restated Secured Notes, we utilize EBITDA, as defined under the Second Amended and Restated Note Agreement (“Defined EBITDA”). Defined EBITDA is calculated as Consolidated Net Income, as defined in the Second Amendment Agreement, plus, without duplication and to the extent reflected as a charge in the statement of Consolidated Net Income for such period, the sum of (a) income tax expense, (b) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (c) depreciation and amortization expense, (d) amortization of intangibles (including, but not limited to, goodwill) and organization costs and (e) other non-cash items reducing Consolidated Net Income and minus, to the extent included in the statement of such Consolidated Net Income for such period, (x) interest income and (y) all other non-cash items increasing Consolidated Net Income, all as determined on a consolidated basis. The Second Amended and Restated Secured Notes are material agreements to us and, therefore, the covenants are material to an investor’s understanding of our financial condition and liquidity. Although we use EBITDA and Defined EBITDA as a financial measure and as a measure to monitor compliance with debt covenants, neither EBITDA nor Defined EBITDA include certain material costs, expenses and other items necessary to operate our business. Because these non-GAAP measures do not include these items, a stockholder, potential investor or other user of our financial information should not consider these non-GAAP financial measures as a substitute for net cash used in operating activities or as the sole indicator of our financial performance since net cash used in operating activities provides a more complete measure of our financial performance. In other words, EBITDA and Defined EBITDA should only be used on a supplemental basis combined with GAAP results when evaluating our financial performance. The calculations we use to determine these non-GAAP measures may differ in method of calculation from similarly titled measures used by other companies.

     The following is a reconciliation of EBITDA and Defined EBITDA to the comparable GAAP measure, which is net cash used in operating activities from the accompanying Unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
EBITDA	$(2,649)	$(2,583)	$(8,774)	$(1,998)
Non-cash derivative (income) expense	—	—	24	(1,059)
Gain from disposition of discontinued operations	—	20	—	(10,973)
Non-cash stock-based compensation expense	397	376	1,280	1,454
Other non-cash items — net	21	19	40	(37)

Defined EBITDA	(2,231)	(2,168)	(7,430)	(12,613)
Interest income	26	120	224	426
Interest expense	(786)	(877)	(2,354)	(6,732)
Income tax expense	34	—	23	(67)
Amortization of financing costs	97	123	293	2,379
Amortization of debt discounts	438	560	1,336	3,046
Non-cash interest	240	—	485	202
Changes in operating assets and liabilities:
Trade receivables	313	399	(1,210)	225
Inventories	235	269	(39)	21
Prepaid expenses and other assets	(342)	(90)	(277)	845
Accounts payable and accrued liabilities	(101)	(291)	187	2,495

Net cash used in operating activities	$(2,077)	$(1,955)	$(8,762)	$(9,773)

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
Changes in Internal Control over Financial Reporting.
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 17, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere herein.
Item 1A. Risk Factors.
     Other than the risk factor below, there have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended July 31, 2007 and in our Form 10-Q for the quarter ended January 31, 2008.
     Failure to maintain NASDAQ Marketplace Rules could materially and adversely affect our business.
     On March 20, 2008, the Company received a Nasdaq Staff Deficiency Letter indicating that for the prior 30 consecutive business days, the bid price of its common stock has closed below $1.00 per share. As a result, the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), the Company has been provided 180 calendar days, or until September 16, 2008, to regain compliance. The Company will achieve compliance, if before September 16, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 16, 2008, but can demonstrate as of that date that the Company meets the criteria for initial listing set forth in Marketplace Rule 4310(c) (other than the bid price requirement) and its application is approved, the Company will have an additional 180 days to regain compliance while on The Nasdaq Capital Market. In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.
     In addition, our Audit Committee is currently only comprised of two directors. In accordance with NASDAQ Marketplace Rule 4350(d), we are required to have an audit committee consisting of at least three independent directors in order to remain listed on the NASDAQ Global Market. We have until the earlier of our next annual shareholders meeting or one year from the vacancy that caused the failure to comply with this requirement to regain compliance with NASDAQ’s rule on audit committee composition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 30, 2008, we issued an aggregate of 1,084,009 shares of its common stock to the holders of its Amended and Restated Secured Notes. We issued such shares to satisfy our obligation under the Amended and Restated Secured Notes to pay the holders an aggregate of $240,000 in interest for the three month period that ended on April 30, 2008. As a private placement of securities, the registrant claimed an exemption from registration pursuant to Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Zila, Inc. (A)

4.1	Form of Second Amended and Restated Senior Secured Convertible Note due July 2010 (B)

4.2	Registration Rights Agreement, dated June 3, 2008, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd. (B)

10.1	Employment Letter, accepted May 9, 2008, by and between Zila, Inc. and David R. Bethune (C)

10.2	Second Amendment Agreement, dated June 3, 2008, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd. (B)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2008

(B)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2008

(C)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2008

*	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 9, 2008Zila, Inc.

By:	/s/ DAVID R. BETHUNE
David R. Bethune
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ DIANE E. KLEIN
Diane E. Klein
Vice President - Finance and Treasurer (Principal Financial Officer)

Exhibit
Number	Description

3.1	Amended and Restated Bylaws of Zila, Inc. (A)

4.1	Form of Second Amended and Restated Senior Secured Convertible Note due July 2010 (B)

4.2	Registration Rights Agreement, dated June 3, 2008, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd. (B)

10.1	Employment Letter, accepted May 9, 2008, by and between Zila, Inc. and David R. Bethune (C)

10.2	Second Amendment Agreement, dated June 3, 2008, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd. (B)

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1*	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

(A)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2008

(B)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2008

(C)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2008

*	Furnished herewith