Form 10-K
period 2008-07-31
ZILA INC
filed 2008-10-06
CIK 827156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
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
(Do not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

At January 31, 2008, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $60.2 million based on the closing price of $6.93 as reported on the NASDAQ Global Market. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act. At September 19, 2008, the number of shares of common stock outstanding was 9,980,405.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 11, 2008 has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business

Introduction

Zila, Inc., headquartered in Phoenix, Arizona, is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. In this report, “Zila,” the “Company,” “we,” “us,” or “our” refers to Zila, Inc. and its wholly-owned subsidiaries. Zila, Inc. is a holding company that conducted its business operations during fiscal 2008 through its wholly-owned subsidiaries: Zila Pharmaceuticals, Inc., Professional Dental Technologies, Inc. (“Pro-Dentec”), Zila Biotechnology, Inc., Zila Technical, Inc., Zila Limited (a United Kingdom company) and Ryker Dental of Kentucky, Inc. (inactive).

We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars.

Recent Developments

Senior Debt Restructured and Fourth Quarter Defined EBITDA Covenant Satisfied

On June 3, 2008 we entered into a second amendment agreement (the “Second Amendment Agreement”) to our senior secured convertible debt (“Second Amended and Restated Secured Notes”) that resulted in a change in certain financial covenants as follows:

(i) The cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2008 was reduced from $2.0 million to $1.0 million; and

(ii) The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.

During the third and fourth quarter of fiscal 2008, we implemented profit enhancement initiatives that resulted in achieving compliance with the Defined EBITDA covenant. For the three months ended July 31, 2008, Defined EBITDA was $1.0 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion and computation of Defined EBITDA, which is a non-GAAP measure used in our debt agreements.

The profit enhancement initiatives undertaken in the third and fourth quarters of fiscal 2008 included:

(i) Completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products. This action helped to achieve a 7% and 6% growth in revenues in the third and fourth quarters of fiscal 2008 over the previous quarter, respectively.

(ii) Improving revenues and gross profit through the implementation of selective price increases effective May 15, 2008 and implementing initiatives to reduce our cost of goods. As a result of these initiatives, our profit margin increased by 5% from the third quarter of fiscal 2008 to 66% for the fourth quarter of fiscal 2008.

(iii) Reducing headcount in our non-selling workforce by over 10%, temporarily reducing the salaries of our management employees and reducing certain other employee benefits.

(iv) Reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.

In addition to these profit enhancement initiatives, we undertook actions to improve our working capital position by July 31, 2008 through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels. As a result of these actions, our working capital improved by $0.6 million in the fourth quarter of fiscal 2008.

The initiatives discussed above proved to be effective in our meeting the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008. We would expect these factors, coupled with the recent economic downturn in the United States and its impact on discretionary spending for our products, to likely cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008. However, we do expect many of the strategic actions discussed above, as well as opportunities we continue to identify to stimulate future revenue growth and profitability, to have a favorable impact on our future results of operations.

International Expansion

In November 2007, we commenced an international expansion initiative with the launch of ViziLite® Plus in Canada and we have furthered that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008 at the British Dental Conference and Exhibition, the British Dental Association’s annual conference. We have selected Panadent Limited, a leading supplier of dental products in the United Kingdom, including England, Wales, Scotland and Ireland, as our exclusive distributor for ViziLite® Plus in those markets. In May 2008, we selected Oraldent Ltd to be the exclusive distributor of the Rotadent® Professional Powered Brush and our line of periodontal probes, Perio Probe and Sensor Probe, in the United Kingdom and the Republic of Ireland. In July 2008 we selected Intertrade Dental A.E.S.A. as the exclusive distributor of ViziLite® Plus in Greece, Cyprus and the Greek Isles and in August 2008 we selected Dentaid as the exclusive distributor of ViziLite® Plus in France, Germany and the Iberian Peninsula, which includes Spain, Portugal, the Canary Islands, the Madiera Islands, Andorra and the Azores. We also selected DentalMed Russian Alliance as the exclusive distributor of ViziLite® Plus in Russia and Belarus.

Insurance Reimbursement

In April 2008, Humana and United Healthcare began coverage of ViziLite® Plus examinations. Humana and United Healthcare join a growing list of premiere and national insurance plans that provide coverage for ViziLite® Plus, which also includes Cigna, Guardian, SafeGuard, Northeast Delta Dental and a number of regional plans and self-insured employers. With the addition of these two major dental insurance providers, oral cancer screening is now a benefit to more than 21 million covered lives, however, not all dental professionals have made ViziLite® Plus available to their patients.

Reverse Stock Split

On September 12, 2008, our shareholders approved a one for seven reverse split of our common stock. As a result of the reverse split, each holder of seven outstanding shares of common stock received one share of common stock. Fractional shares resulting from this reverse split have been issued to our shareholders as applicable and accordingly, we did not make any cash payments in lieu of the issuance of fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented.

Our Products

Currently, our product portfolio is centered primarily on two key oral disease therapeutic areas: oral cancer and periodontal disease. With the ongoing aging of the U.S. population, we believe that we are well-positioned to take advantage of the growing need for screening and treatment of an increased risk population for these diseases, which tend to be associated with patients who are above the age of 40 years old.

ViziLite® Plus

ViziLite® Plus with TBlue® is a patented medical device cleared by the FDA as an oral lesion identification and marking system that is used as an adjunct to the conventional head and neck examination. It consists of a chemiluminescent light source (ViziLite®) to improve the identification of lesions and TBlue®, the oral lesion marking system, to mark those lesions differentially identified by ViziLite®. ViziLite® Plus with TBlue® is designed to be used in a patient population at increased risk for oral cancer.

ViziLite® can assist a dentist, hygienist and other healthcare providers in identifying an abnormality in the oral cavity for further evaluation and follow-up. The efficacy of ViziLite® in identifying oral abnormalities has been demonstrated in four Zila-sponsored clinical trials in the United States and numerous studies independently performed at academic institutions throughout the world. ViziLite® consistently demonstrates a high degree of sensitivity in the identification of pathological lesions in both high risk and general screening populations. These studies demonstrate that ViziLite® can assist dental and medical professionals in identifying an abnormality in the oral cavity for further evaluation and follow-up.

TBlue® is a patented, pharmaceutical-grade toluidine blue-based metachromatic dye used to further evaluate and closely monitor changes in ViziLite®-identified lesions. TBlue®, packaged in an easy to use three swab system, provides a deep blue staining that allows ViziLite®-identified lesions to be seen clearly under normal patient lighting. ViziLite® Plus is recommended for use annually for all new and re-care adult dental patients following the standard head and neck exam. We believe that patients with a history of oral cancer should receive at least semi-annual ViziLite® Plus exams. We developed and use the term Lumenoscopytm to describe the examination conducted with ViziLite® Plus.

Rotadent One Step® With MicroAccess Flossing Actiontm

The Rotadent One Step® With MicroAccess Flossing Actiontm (“Rotadent®”) is a proprietary, rotary-action, plaque removal and teeth cleaning device dispensed by dental professionals to patients for use at home between dental office visits. The Rotadent® is a rechargeable, power assisted instrument that is designed using a Lexan (by General Electric) water-resistant power handle that accepts interchangeable heads and uniquely designed patented brush tips. The product utilizes a cleaning action similar to that of the rotary instruments used by dentists and hygienists to professionally clean teeth in the dental office. Each Rotadent® has two interchangeable heads so that different persons can economically and hygienically use the same power handle. Replacement interchangeable heads and brush tips are available through dental offices and from our customer service department by telephone. Each of the patented interchangeable brush tips is comprised of a bundle of microfilaments that create more than 90,000 cleaning sweeps per second and, when compared to conventional toothbrush bristles, are less abrasive to tooth enamel and gingival tissue (gums). The tips are soft, safe and durable. The small size of the filaments and brush tips enables the user to reach areas of the mouth that conventional toothbrushes generally cannot reach effectively.

The effectiveness of the Rotadent® results from its ability to remove dental plaque. Plaque is a thin filmy substance that continually forms in the mouth due to bacterial activity and, if allowed to remain, hardens on teeth and roots as calculus or tartar and can only be removed by a dental professional. Unless removed daily, plaque deposits can cause inflammation and gingivitis and can ultimately lead to more severe periodontal disease, which is now a leading cause of tooth loss in the United States. Numerous clinical trials conducted at major university dental schools have shown the Rotadent® to be more effective than manual tooth brushing for removing plaque and controlling gingivitis. Two one-year clinical trials published in a leading refereed periodontal research journal have shown that the Rotadent® is as effective in removing plaque, controlling gingivitis and reducing the bacteria that cause periodontal disease as using a combination of dental floss, an interspace brush, toothpicks and a conventional toothbrush.

The Rotadent® is engineered to be especially effective for plaque removal from the area at or just below the gum line and between the teeth, the most critical areas for cleaning to prevent periodontal disease. Many dentists and hygienists recommend the use of the Rotadent ® for applying antimicrobials and other medications to tooth surfaces and gums. A study at the Harvard School of Dental Medicine, jointly sponsored with Procter & Gamble, concluded that the effect of the leading antimicrobial, chlorhexidine gluconate, is significantly enhanced when applied with the Rotadent®.

Pro-Select Platinum® Piezo-Ultrasonic Scaler System

Pro-Select Platinum® Piezo-Ultrasonic Scaler System (“Pro-Select Platinum®”) with Advanced Comfort Technologytm is an ultrasonic instrument used by dentists and dental hygienists for the therapeutic removal of hardened deposits from both the anatomic crown and root surfaces of the tooth. The Pro-Select Platinum® is a scaler that combines computerized piezo-ultrasonic technology with a closed, multi-fluid, heated irrigation system that effectively delivers purified water, antimicrobials, disinfectants and desensitizing solutions to the teeth and gums during and after scaling or root planning procedures. Our proprietary piezo-ultrasonic technology provides faster, linear tip movement, which adjusts to deliver optimal speed for the clinical condition and we believe results in maximum patient and operator comfort and may eliminate the need for anesthesia for most patients.

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

Oral Cancer Diagnostic Product

OraTest® is Zila’s patented rinse form of our pharmaceutical grade toluidine blue (“TBO”) that in clinical studies has demonstrated preferential staining of oral cancers and lesions with a high risk of progressing to oral cancer. Potential applications for Zila’s TBO may include detecting high-risk lesions of the cervix, esophagus and skin as well as oral cancer. The OraTest® product is a patented system designed to be an aid in the early detection of oral squamous cell carcinoma and high-risk premalignancies for the purpose of referral to a specialist in oral cancer. It is to be used as a diagnostic adjunct for oral cancer and may be used as a general rinse for detecting oral cancer and high-grade pre-malignancies in patients at elevated risk for oral cancer and as an aid to establish borders for biopsy and surgical site selection. The OraTest® kit consists of a Zila’s TBO aqueous solution with acetic acid and alcohol, and acetic acid pre-and post-rinse solutions. The OraTest® kit is initially applied as a chair-side oral rinse and as a self-contained swab for follow-up appointments and is administered by either a medical practitioner or dentist. OraTest® is approved for distribution in the United Kingdom, Belgium, the Netherlands, Luxembourg, Finland, Greece and Portugal. The clinical and regulatory program to gain FDA approval of OraTest® in the United States was suspended in October 2007 as we decided to focus our resources on the marketing of our flagship product, ViziLite® Plus with TBlue®. We continue to evaluate strategic alternatives for the entire pharmaceutical grade toluidine blue platform.

Sales and Marketing

We sell our products directly to dental offices in the United States and Canada through our direct field sales force and telemarketing organization. Our marketing programs reach most U.S. dental offices and include continuing education seminars that dentists and their staffs pay to attend. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. We believe that these seminars are ideally suited to educate a large number of dental professionals on the importance of oral cancer screening and periodontal health.

In order to achieve our vision of establishing ViziLite® Plus with TBlue® as the key to an enhanced standard of care for oral abnormality screening, our overall strategy is to educate the dental professional and widen distribution among practicing dentists. Through our national sales force and the selective use of national and regional distributors, we have focused on geographical markets that have demonstrated early acceptance. Market expansion in the United States is primarily driven by the following:

•	the expansion of our national sales force based on achievement of success metrics in existing focus markets;

•	continuing education programs that emphasize the importance of oral cancer screening;

•	a comprehensive program targeting insurers designed to secure a meaningful level of insurance reimbursement for use of the ViziLite® Plus device built upon the established American Dental Association procedural code; and

•	effective communication of information about current clinical efficacy trials that can provide thought-leader support, involvement and commitment to ViziLite® Plus.

We also believe that the market for our entire line of products is expanding, attributable in part to the expanded shift in focus by the general dentist from the treatment of tooth decay to include a greater emphasis on the prevention, early detection and treatment of oral disease. The expanding market is also attributable to the aging U.S. population, which puts these consumers at increased risk for both oral cancer and periodontitis. Our products specifically address the need for early diagnosis of oral abnormalities and the diagnosis, treatment and prevention of periodontal disease.

These trends, coupled with the increasing awareness of the importance of oral health and the need for improved technology for the prevention, early detection and treatment of oral disease among consumers and dental professionals alike, should lead to an expanding marketplace for our products. With this increased professional and consumer awareness, we believe that we are positioned to benefit from both demographic trends and the overall expansion in the healthcare focus to include prevention and wellness.

We expanded our professional field sales force in the United States and Canada during the fiscal year ended July 31, 2008. The focus of this expansion was to provide greater territorial coverage, which management believes is the most effective way to increase the awareness and penetration of our products in dental offices in the United States and Canada. Customers in geographic areas not covered by a field sales representative are served by a network of experienced call-center account executives. Additionally, to address the world-wide need for our products, we are marketing our products internationally through the use of sales and marketing arrangements with distributors.

In November 2007, we commenced an international expansion initiative with the launch of ViziLite® Plus in Canada and we have furthered that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008 at the British Dental Conference and Exhibition, the British Dental Association’s annual conference. We have selected Panadent Limited, a leading supplier of dental products in the United Kingdom, including England, Wales, Scotland and Ireland, as our exclusive distributor for ViziLite® Plus in those markets. In May 2008, we selected Oraldent Ltd to be the exclusive distributor of the Rotadent® Professional Powered Brush and our line of periodontal probes, Perio Probe and Sensor Probe, in the United Kingdom. In July 2008 we selected Intertrade Dental A.E.S.A. as the exclusive distributor of ViziLite® Plus in Greece, Cyprus and the Greek Isles and in August 2008 we selected Dentaid as the exclusive distributor of ViziLite® Plus in France, Germany and the Iberian Peninsula, which includes Spain, Portugal, The Canary Islands, Madiera Islands, Andorra and the Azores. We also selected DentalMed Russian Alliance as the exclusive distributor of ViziLite® Plus in Russia and Belarus.

Manufacturing and Supply

Our ViziLite® Plus product consists of a number of components produced and assembled by our manufacturing facilities in Phoenix, Arizona and Batesville, Arkansas and by different contract manufacturers under our direction and control. For some components, we currently rely on a single source of supply.

In order to ensure an available and stable supply of TBlue® for our ViziLite® Plus product, we established our own manufacturing facility in Phoenix, Arizona. This facility manufactures TBlue® under our quality standards and the FDA’s current Good Manufacturing Practices (“cGMP”) standards, providing the pharmaceutical-grade quality required.

At our facilities in Batesville, Arkansas, we develop and manufacture our Rotadent®, Pro-Select Platinum®, dental fluoride and other oral pharmaceutical products. At these facilities, we engineer and own computer-driven, automated, and patented brush machines, tooling and equipment for manufacturing high precision metal parts, injection molding machines and multi-cavity injection molds for precision plastic parts, equipment for compounding mixing and filling liquids pastes and gels, as well as other manufacturing and assembly equipment. Additionally, we warehouse and distribute directly to our customers from this location. There are generally alternate sources of supply for key components and materials used in the manufacturing process. We are not dependent upon a single supplier for these components or types of materials for our products. A local vendor in Batesville, Arkansas molds certain of our probe products using tooling that we designed and own. These probes are made from materials readily available from multiple sources.

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

ViziLite® Plus

ViziLite® Plus oral lesion identification and marking system with TBlue® is a patented, FDA-cleared device used to detect oral mucosal abnormalities. ViziLite® Plus competes with the conventional method of simple visual and tactile testing for abnormalities that has previously been the only available methodology for identifying lesions. While there are other technologies that claim utility as general screening tools, ViziLite® Plus is still the only technology that has been validated in numerous single-center and multi-center studies evaluating general screening populations.

Rotadent®

The marketplace for home use oral hygiene devices is highly competitive. We compete with many different manufacturers of manual and electrically powered tooth cleaning devices, including electric toothbrushes such as the Interplak (by Conair), the Braun Oral-B (by Gillette) and the Sonicare (by Optiva Corporation). These competitors are larger and use a wider variety of distribution methods than we do. We successfully compete with these companies using a niche market strategy and based on favorable long-term clinical studies, product design, product quality and responsive service to both professionals and consumers. We primarily focus on a professional distribution system. Thus, we have invested in clinical trials and in efforts to demonstrate to dentists and hygienists the advantages of dispensing the Rotadent® product from their dental offices as part of their plaque control programs and the other professional services they offer, including implant maintenance, orthodontic appliances, the maintenance of cosmetic restorations, post-surgical maintenance of periodontal cases and general preventive oral hygiene.

Pro-Select Platinum®

The Pro-Select Platinum® competes with products of several other companies that manufacture, market and sell electronically powered dental scaling equipment. We seek to compete with other manufacturers based on direct distribution to an established network of dental practitioners, and through the effectiveness and comfort of the Pro-Select Platinum® for both the patient and clinician.

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

Distribution Agreements

ViziLite® Plus

In fiscal 2008, we selected Panadent Limited, a leading supplier of dental products in the United Kingdom, including England, Wales, Scotland and Ireland, as our exclusive distributor for ViziLite® Plus in those markets. In July 2008 we selected Intertrade Dental A.E.S.A. as the exclusive distributor of ViziLite® Plus in Greece, Cyprus and the Greek Isles and in August 2008 we selected Dentaid as the exclusive distributor of ViziLite® Plus in France, Germany and the Iberian Peninsula, which includes Spain, Portugal, The Canary Islands, Madiera Islands, Andorra and the Azores. We also selected DentalMed Russian Alliance as the exclusive distributor of ViziLite® Plus in Russia and Belarus. All of these agreements provide for a period of time for product registration and initial marketing efforts, with orders of our product required after successful completion of the regulatory process. All distributors are granted authority to use our trademarks for so long as the agreements are in effect.

Rotadent®

In May 2008, we selected Oraldent Ltd to be the exclusive distributor of the Rotadent® Professional Powered Brush and our line of periodontal probes, Perio Probe and Sensor Probe, in the United Kingdom. All distributors are granted authority to use our trademarks for so long as the agreements are in effect.

Governmental Regulation

General

Our operations are subject to regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing, distribution and sale of our products. We devote significant time, effort and expense addressing the government regulations applicable to our business. On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of pharmaceutical products.

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

Several of our dental products, such as ViziLite® Plus, ViziLite® Eyewear, Rotadent®, Pro-Select Platinum® and fluoride products are subject to regulation by the FDA and, in some instances, by foreign governments. Under the 1976 Amendments to the Federal Food, Drug and Cosmetic Act, as amended (the “Act”), and the regulations promulgated thereunder, the manufacturers of “devices,” as such term is defined in Section 201(h) of the Act, must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of devices. Under the Act, devices are subject to different levels of approval requirements, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution. Our products are “Class II” products under this classification system and did undergo the necessary clinical evaluations for determining safety and efficacy and/or substantial equivalence. We have complied with the FDA’s applicable qualification procedures for all such products. ViziLite Plus® and Rotadent® also bear the CE Mark, permitting them to be sold within the European Union. We anticipate that other products will be certified for the CE Mark in the future. Device manufacturing facilities in Batesville, Arkansas are ISO 13485:2003 certified.

Manufacturing companies engaged in healthcare related fields, are subject to a wide range of laws and regulations. Concern for maintaining compliance with federal, state, local and foreign laws and regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. We cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on our consolidated financial position, results of operations or cash flows.

ViziLite® Plus

In January 2005, the Food and Drug Administration (the “FDA”) cleared the product, ViziLite® Blue Oral Exam Kit (ViziLite® Plus), which contains the ViziLite® chemiluminescent device to identify abnormalities in the oral mucosa and the TBlue® marking device, an adjunct to ViziLite®. TBlue® is used to further evaluate and monitor lesions by providing physical marking of the lesions already differentially identified by ViziLite® for patients at increased risk for oral cancer. We introduced our ViziLite® Plus product at the October 2005 annual meeting of the American Dental Association and commenced sales of ViziLite® Plus in our second fiscal quarter 2006.

In October 2007, we classified ViziLite® Plus as a Class I medical device with Health Canada. We began to market and sell ViziLite® Plus in Canada in November 2007.

In January 2008, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the United Kingdom determined that ViziLite® Plus met the criteria for a Class I medical device. This classification allowed for ViziLite® Plus to be CE marked, thus allowing for distribution throughout the United Kingdom and the rest of the European Union.

Patents and Trademarks

ViziLite® Plus

In February 2006, we acquired from Shared Medical Resources, LLC all of the rights, titles and interests in the ViziLite® technology including patent numbers 5,179,938, 5,329,938 and 6,496,718 issued January 19,1993, July 19,1994 and December 17, 2002, respectively, which expire in 2010, 2011 and 2020, respectively. Together, the patents cover the apparatus and method for endoscopic examination of certain body cavities using a chemiluminescent light source.

The ViziLite® trademark has been granted registration in the United States, Europe, Australia, China, Hong Kong, Japan, Korea, Singapore and Taiwan. The T-Blue® trademark has been granted registration in the United States, Europe, Hong Kong, Singapore and Taiwan. Applications for these and related marks, are pending in the United States and 11 additional countries. We coined the term Lumenoscopytm to describe examination of the oral cavity using ViziLite® Plus and filed a United States application for its registration. The term Better Screening Saves Lives® has been granted registration in the United States.

On September 30, 2004, we filed an International application for a technology covering the use of the ViziLite® Plus chemiluminescent technology entitled “Light-Directed Method for Detecting and Aiding Further Evaluation of Abnormal Mucosal Tissue.” We also filed National applications in 13 countries, including the United States, Canada and several European countries.

On September 28, 2004, we filed an International application covering the use of a wavelength specific lens with the ViziLite® chemiluminescent technology entitled “Methods for Detecting Abnormal Epithelial Tissue.” We also filed National applications in 15 countries, including the United States, Canada and several European countries.

In 2008, we filed a U.S. patent application entitled “Improved Light Stick” directed to an improved retractor.

We are developing improvements to our ViziLite® technology and expect to seek patent protection for such improvements as is appropriate for our business goals. In addition, we are prepared to assert our trademark, trade dress and copyright rights to the ViziLite® products and packaging, as is necessary, to protect the ViziLite® brand. With respect to our ViziLite® related patents, to the extent any infringement of the patents began before they expire, we intend to aggressively protect our patent rights.

Rotadent® Professional Powered Brush

In November 2006, we acquired Pro-Dentec, whose products include the Rotadent® powered toothbrush. Pro-Dentec owns 14 issued United States and foreign patents covering technology related to the Rotadent® with expiration dates ranging from 2008 to 2019. Rotadent® is no longer covered by design patents.

The Rotadent® trademark and related trademarks are registered in the United States and 23 foreign countries, including Canada and several European countries.

Pro-Select Platinum® Dental Scaler and Other Dental Products

Pro-Dentec also holds one United States patent covering the Pro-Select Platinum® dental scaler technology expiring in 2017 and eight United States patents covering other assorted dental products (i.e. toothpick, dental probes, etc). Twenty-three foreign patents have also been issued in Canada and several European countries related to these products.

The Pro-Select Platinum® trademark and related trademarks are registered in the United States, Canada and several European countries.

Oral Cancer Diagnostic Products

In June 1996, we acquired certain technology rights and United States and foreign patent rights related to the OraTest® product. On November 18, 2003, we were granted a patent in the United States covering the method by which our TBO has been shown to detect pre-cancer and cancer cells. The patent is based upon in-vitro studies, which demonstrated its mechanism of action. In December 2004, we were granted a patent in the United States covering all related substances/“impurities” present in our pharmaceutical grade TBO at levels equal to or greater than 0.1%. We have been issued four United States patents related to our pharmaceutical grade TBO and/or the OraTest® product with expiration dates ranging from 2017 to 2020 and 42 corresponding foreign patents with expiration dates ranging from 2017 to 2022. There are pending United States and international applications that could result in approximately 66 additional United States and foreign patents. These patents and pending applications cover: (i) the composition of matter for Zila’s pharmaceutical grade TBO; (ii) its process for manufacturing; (iii) the mechanism of action, methods and products for using Zila’s pharmaceutical grade TBO to detect epithelial cancer; and (iv) other compounds that are chemically related to Tolonium Chloride for use in detecting epithelial cancer.

In 2007, we filed a U.S. patent application entitled “Oral Cancer Markers and Their Detection.” This application relates generally to the detection of the loss of oral cancer chromosomal loci, and to the detection of microsatellite DNA sequence mutations in markers associated with oral cancer and is directed to the methods and kits for the early detection of progression to oral cancer. There are four international applications pending regarding this technology.

The OraTest® trademark is registered in the United States, Canada, Israel, Japan, Norway, Switzerland, South Africa, Taiwan and 15 European countries that have signed the European Community Trademark treaty. Applications are pending in seven additional countries. The trademark OraScreen® is registered in Australia, Canada, Ireland, Japan and New Zealand for the same product.

Employees

As of July 31, 2008, we had a total of 367 employees, of which 360 were located in the United States and 7 were located in Canada. No employees are represented by a labor union. Due to recent headcount reductions, as of September 19, 2008 our total number of employees was reduced to 334. We believe our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We make available free of charge through our internet web-site, www.zila.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements (including financial projections) regarding future events and our future results that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to the safe harbors created under the Securities Act and the Exchange Act. Forward-looking statements are often identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may,” “continue,” “propose,” “seek” and variations of such words and similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date of this filing and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control that could cause actual results to differ materially from those suggested by the forward-looking statements. Many of the factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements are set forth below under “Part I, Item 1A. Risk Factors.” Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed here. However, these are the risks our management currently believes are material.

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. If any of the following risks actually occur, they may materially harm our business, financial condition, operating results or cash flow. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results or cash flow.

Trends, Risks and Uncertainties Related to Our Business

Our lack of earnings history could adversely affect our financial health and prevent us from fulfilling our payment obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and potential products.

Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets, and proceeds from certain private placements of our securities.

The development of products requires the commitment of substantial resources to conduct the time consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. Our ability to develop our products, to service our debt obligations, to fund working capital and capital expenditures, and for other purposes that cannot at this time be quantified will depend on our future operating performance, which will be affected by factors discussed elsewhere in this filing and in the other reports we file with the SEC, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business, and other factors, many of which are beyond our control.

We anticipate that we will be able to operate our business with our currently available funds through the profit enhancement initiatives implemented during fiscal 2008 which reduced research and development expenditures and reduced overhead through our actions to reorganize and streamline our operations. We therefore believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our planned operations over the next 12 months. Strategic business opportunities to accelerate the growth of our business may require additional funding. However, there can be no assurance that we will be successful in executing our strategies or that additional funding will be obtainable on terms that are favorable to us, if at all. If we are unable to execute our strategies, we may break the financial covenants of our senior secured debt and be unable to repay the outstanding balance of such debt.

In addition, our lack of earnings history and our level of debt could have important consequences, such as:

•	making it more difficult for us to satisfy our obligations with respect to our senior secured debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments of our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell equity or debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage compared to our competitors, who may have greater financial resources.

We may not be able to maintain compliance with our debt covenants in the future or repay our Second Amended and Restated Secured Notes at maturity.

Our Second Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to, among other things, maintain, at the end of each fiscal quarter, cash and cash equivalents in an amount not less than $1.0 million. As of July 31, 2008, we were in compliance with this covenant and had approximately $4.5 million in cash and cash equivalents. We had cash and cash equivalents of approximately $3.5 million, $5.9 million and $8.7 million as of April 30, 2008, January 31, 2008 and October 31, 2007, respectively.

Failure to maintain compliance with this or other covenants could, at the option of the Secured Note holders, result in an event of default under the Second Amended and Restated Secured Notes. Upon the occurrence of the first specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Second Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Second Amended and Restated Secured Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

We anticipate we will need to refinance our Second Amended and Restated Secured Notes by their due date of July 31, 2010. During September 2008, we retained William Blair and Company to assist in exploring financing alternatives. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Second Amended and Restated Secured Notes or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance the Second Amended and Restated Secured Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of July 31, 2008 there was $1.8 million of unamortized debt issue costs and $3.6 million of debt discounts relative to the Second Amended and Restated Secured Notes.

The restrictive covenants contained in our senior debt could adversely affect our business by limiting our flexibility.

Our Second Amended and Restated Secured Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Second Amended and Restated Secured Notes also require us to maintain a minimum of $1.0 million of cash and cash equivalents and that we generate at least $1 of Defined EBITDA for one quarter ending on or before July 31, 2009. We satisfied the Defined EBITDA covenant in our fourth quarter of fiscal 2008.

Our ability to comply with the other covenants and restrictions of the Second Amended and Restated Secured Notes may be affected by events beyond our control. If we are unable to comply with the terms of our Second Amended and Restated Secured Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations and proceed against their collateral.

Historically we have been dependent on a few key products and our future growth is dependent on the growth of ViziLite® Plus and on the development and/or acquisition of new products.

In the past, nearly all of our revenues were derived from the sales of Ester-C®, Peridex® and ViziLite® Plus products. We divested our Nutraceuticals business unit and the Ester-C® products in October 2006 and Peridex® in May 2007. With the acquisition and addition of the products of Pro-Dentec, and the change in our distribution method for ViziLite® Plus, we now sell direct to thousands of dental offices in the United States and Canada and we believe we have reduced our dependency on key customers.

If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for our ViziLite® Plus product, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with the FDA’s current cGMP standards could have a material adverse impact on our financial condition.

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

A number of factors could impact our plans to commercialize our new products, including, but not limited to:

•	difficulties in the production process, controlling the costs to produce, market and distribute the product on a commercial scale, and our ability to do so with favorable gross margins and otherwise on a profitable basis;

•	the inherent difficulty of gaining market acceptance for a new product;

•	competition from larger, more established companies with greater resources;

•	changes in raw material supplies that could result in production delays and higher raw material costs;

•	difficulties in promoting consumer awareness for the new product;

•	adverse publicity regarding the industries in which we market our products; and

•	the cost, timing and ultimate results of regulatory program studies that we undertake.

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

The FDA, Occupational Safety and Health Administration (“OSHA”) and other regulatory agencies periodically inspect our manufacturing facilities and certain facilities of our suppliers. In the past, such inspections resulted in the identification of certain minor deficiencies in the standards we are required to maintain by such regulatory agencies. We developed and implemented action plans to remedy the deficiencies; however, there can be no assurance that such deficiencies will be remedied to the satisfaction of the applicable regulatory body. In the event that we are unable to remedy such deficiencies, our product supply could be affected as a result of plant shutdown, product recall or other similar regulatory actions, which would likely have an adverse affect on our business, financial condition and results of operation.

Trends, Risks and Uncertainties Related to Our Capital Stock

The Private Placements and other financing arrangements or corporate events could significantly dilute existing ownership.

Following the August 13, 2007 and June 3, 2008 restructurings of the securities issued in the Private Placements that we consummated in November 2006, an additional approximately 1,992,216 shares of our common stock would be issued should investors convert all amounts due under the Second Amended and Restated Secured Notes and exercise all warrants issued in connection with the Private Placements that remain outstanding after such restructurings, which would dilute existing shareholders’ current ownership percentages and voting power.

The Second Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to

90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. We paid interest in kind with shares of our common stock in the second, third and fourth quarters of fiscal 2008, which resulted in the issuance of an additional 353,570 shares of our common stock.

If we choose to continue to pay interest on our Second Amended and Restated Notes in kind or raise additional funds through the issuance of shares of our common or preferred stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of ownership for existing shareholders.

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

Subject to the rules and regulations promulgated by NASDAQ and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders. In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of July 31, 2008 and the date of this filing, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our common stockholders.

Failure to maintain NASDAQ Marketplace Rules could materially and adversely affect our business.

Our Audit Committee is currently comprised of only two directors. In accordance with NASDAQ Marketplace Rule 4350(d), we are required to have an audit committee consisting of at least three independent directors in order to remain listed on the NASDAQ Global Market. We have until our next annual shareholders meeting to comply with this requirement to regain compliance with NASDAQ’s rule on audit committee composition. Our next shareholders’ meeting is scheduled for December 11, 2008 and we expect to fill the Audit Committee vacancy within the required time frame. In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Corporate Headquarters

We lease our 16,000 square foot corporate headquarters located at 5227 North Seventh Street, Phoenix, Arizona 85014-2800. Monthly lease payments are currently $14,800. The primary term of the lease expires January 30, 2009, and the lease has two five-year renewal options. Monthly lease payments over the renewal periods begin at $15,000 and increase annually to $18,000 at the end of the second five-year renewal term. We are currently evaluating relocation options as well as renewal options available under our current lease.

Manufacturing Facilities

We lease a 15,500 square foot manufacturing facility and laboratory in Phoenix, Arizona. This facility produces the ViziLite® Plus marker, TBlue® system. This facility also provides technical support and testing for our other pharmaceutical products. The lease expires December 31, 2010. Monthly lease payments are $13,000 through April 30, 2009 and increase to $13,800 through December 31, 2010.

We own four buildings in Batesville, Arkansas containing a total of approximately 90,000 square feet of administration, warehouse and production space. One building houses the production facilities for the Rotadent® and Pro-Select Platinum® and other products. Another building houses the engineering and product development staff. A third building houses the marketing, information technology, accounting and administrative staffs. The fourth building houses the pharmaceutical manufacturing facilities, and has approximately 20 acres of Company owned land adjacent to it.

We lease two other business related buildings in Batesville, Arkansas, for a monthly rental of $20,200. One building houses the Company’s warehouse and its shipping and receiving facilities. This building is on the last year of a lease that expires January 31, 2009, with one renewal term of one year remaining. Another building is used for our maintenance facility, with a lease expiring October 31, 2009. Separately, we lease one business related office building in Ontario, Canada for a monthly rental of $2,200. This lease expires on February 28, 2009.

Together with our laboratory facilities, we believe that our current facilities are adequate for our current production needs and that additional space, if needed, can be leased, constructed or purchased without materially affecting operations. See Item 1 “Business — Manufacturing and Supply.”

Item 3.	Legal Proceedings

Except as described below, as of July 31, 2008, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in Tinnell’s then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we have filed a notice of cross-appeal. On September 5, 2007, the

Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent. Both parties filed motions for summary judgment and on September 30, 2008, the court denied both motions and ordered the parties to meet and confer on pre-trial matters before the end of the year.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 12, 2008, we held a Special Meeting of our shareholders in Phoenix, Arizona. Total outstanding shares were 69,795,087 and a total of 54,926,903 shares of common stock, or 78.7% of the outstanding shares, were represented in person or by proxy. The voting results of the Special Meeting, which was held to vote on a proposal to amend the Certificate of Incorporation to effect a reverse stock split and reduce the number of authorized shares of common stock, are as follows:

For	Against	Abstain	Non Votes

50,969,617	3,571,761	269,770	14,983,939

The foregoing matter is described in more detail in our Definitive Proxy Statement dated August 11, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market for our common stock and related stockholder matters is set forth below. On September 12, 2008, our shareholders approved a one for seven reverse split of our common stock. As a result of the reverse split, each holder of seven outstanding shares of common stock received one share of common stock. Fractional shares resulting from this reverse split have been issued to our shareholders as applicable and accordingly, we did not make any cash payments in lieu of the issuance of fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented. The following table sets forth, for the fiscal periods shown, the high and low sales price in dollars per share for our common stock as reported by the NASDAQ Global Market as traded under the symbol “ZILA”. However, Zila’s common stock will trade under the symbol “ZILAD” for a period of 20 trading days following the one for seven reverse split discussed above.

	High	Low

Fiscal Year Ended July 31, 2008
First quarter	$10.85	$6.16
Second quarter	8.40	5.46
Third quarter	7.49	1.12
Fourth quarter	3.29	1.47
Fiscal Year Ended July 31, 2007
First quarter	$22.89	$14.14
Second quarter	20.30	13.02
Third quarter	16.80	13.65
Fourth quarter	14.21	7.00

The number of stockholders of record of our common stock as of September 19, 2008 was 2,197, with 9,980,405 shares of common stock outstanding.

We have not paid dividends on our common stock and we do not presently intend to do so. The policy of our Board of Directors has been to retain earnings to finance the growth and development of our business. Furthermore, the payment of cash dividends on our common stock is prohibited by the terms of our Second Amended and Restated Secured Notes, as more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and our Consolidated Financial Statements included elsewhere herein.

Preferred Stock

During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of July 31, 2008 and 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.

Private Placements

In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million. We used the net proceeds of the Private Placements to fund the Pro-Dentec acquisition described in the notes to the Consolidated Financial Statements included elsewhere herein, and for working capital and general corporate purposes.

Pursuant to the first purchase agreement, we issued and sold:

(i) 1,300,000 shares of Zila’s common stock for $12.25 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 985,714 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $12.25 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii) Warrants to purchase approximately 772,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $15.47 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 444,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”).

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), which are due in November 2009 and became convertible into 779,221 shares of Zila’s common stock at a conversion price of $15.40 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase 272,727 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to purchase approximately 174,100 shares of common stock at an exercise price of $15.47 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1.7 million at the closing of the Private Placements and on February 20, 2007, after negotiation, we issued 41,390 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.

We granted registration rights for the Shares and shares of common stock issuable upon conversion of the debt instruments and exercise of the warrants. A dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights. On August 13, 2007, we reached an agreement with the Investors to restructure the Investors’ holdings (the “Restructuring”) and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010. The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to maintain specified cash and defined EBITDA levels.

As part of the Restructuring, we also agreed to:

(i) Repurchase 133,262 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $9.38 per Unsecured Note Share;

(ii) Repurchase 32,467 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black — Scholes valuation, or $4.62 per Secured Note Warrant; and

(iii) Pay the Investors a $0.6 million fee.

On June 3, 2008 we entered into a second amendment agreement (the “Second Amendment Agreement”) to the Secured Notes (the “Second Amended and Restated Secured Notes”), which resulted in a change in certain financial covenants.

In exchange for the covenant modifications, we issued 660,942 common shares with a fair value of $1.2 million based on quoted market prices on the date of the Second Amendment Agreement. Additionally, the creditors returned 485,157 warrants that they had been previously issued in connection with the original issuance of the Secured Notes and other financing transactions. The aggregate fair value of these warrants as of the date of this modification, based on the Black Scholes model, was $0.1 million. No other terms of these notes were altered as a result of the Second Amendment Agreement.

The Private Placements were made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder.

During the year ended July 31, 2008, we issued an aggregate of 353,570 common shares under the terms of the Amended and Restated Secured Notes and Second Amended and Restated Secured Notes for the payment of interest of approximately $0.7 million on such notes. The issuance of these common shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Warrants

In addition to the warrants issued in connection with the 2006 Private Placements described above, the Company had the following activity related to its stock purchase warrants:

•	On July 27, 2006, we issued an aggregate of 1,605 shares of common stock to Dr. Lawrence Michaelis, who is a member of our Medical Advisory Board, pursuant to the cashless exercise of a warrant, dated March 23, 2003. The warrant was exercisable for a total of 2,286 shares of common stock and had an exercise price of $6.86 per share. Pursuant to the cashless exercise provisions of the warrant, the number of shares issuable for the warrant was reduced by 681 shares. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

•	On March 24, 2006, in connection with the credit facility with Black Diamond Commercial Finance, we issued a warrant to purchase 171,429 shares of our common stock at $26.53 per share. In connection with the First Amendment and the Fifth Amendment to the Credit Agreement (described and defined in the notes to the Consolidated Financial Statements included elsewhere herein), the exercise price of such warrant was reduced to $21.98 per share and $15.54 per share, respectively. The warrant has a term of five years and expires March 24, 2011. The warrant is exercisable at any time during its five-year contract term.

•	On March 14, 2003, we issued warrants to purchase 14,857 shares of our common stock to members of our Medical Advisory Board. The exercise price is $6.86 per share and the warrants had a term of five years. As of July 31, 2008, these warrants had expired. The warrants were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act.

Issuer Purchase of Equity Securities

We did not purchase any of our equity securities pursuant to our Stock Repurchase Program during fiscal 2008; however, we did make certain repurchases of equity securities during fiscal 2008, which are discussed in the “Private Placements” section above.

Unregistered Sales of Equity Securities

On July 31, 2008, we issued an aggregate of 159,218 shares of common stock to the holders of the Secured Notes. We issued such shares to satisfy our obligation under the Secured Notes to pay the holders an aggregate of $245,333 in interest for the three month period that ended on July 31, 2008. As a private placement of securities, the registrant claimed an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on Zila’s common stock for the five years ended July 31, 2008, with the cumulative total return on the NASDAQ Composite Index and the RDG MicroCap Pharmaceutical Index over the same period (assuming an investment of $100 in Zila’s Common Stock, the NASDAQ Composite Index and the RDG MicroCap Pharmaceutical Index on July 31, 2003, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZILA, Inc., The NASDAQ Composite Index
And The RDG MicroCap Pharmaceutical Index

*	$100 invested on 7/31/03 in stock & index-including reinvestment of dividends.

	As of July 31,
	2003	2004	2005	2006	2007	2008
Zila, Inc	$100.00	$131.09	$119.32	$107.55	$42.50	$8.83

Nasdaq Composite	100.00	110.63	128.07	125.91	153.98	139.25

RDG MicroCap Pharmaceutical	100.00	87.20	78.79	62.45	50.01	29.68

Item 6.	Selected Financial Data

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

	For the Years Ended July 31,
	2008	2007	2006	2005	2004

Net revenues	$45,061	$28,801	$2,822	$1,199	$162
Loss from continuing operations	(16,124)	(19,105)	(26,046)	(17,678)	(14,350)
Basic and diluted net income (loss) per common share from continuing operations	$(1.80)	$(2.37)	$(3.99)	$(2.72)	$(2.22)

	As of July 31,
	2008	2007	2006	2005	2004

Current assets	$14,675	$24,854	$22,970	$32,639	$30,123
Total assets	50,370	63,881	56,364	65,418	62,108
Current liabilities	8,117	10,568	29,824	9,815	7,581
Long-term debt and capital lease obligations(1)	8,974	7,259	3,060	3,328	3,650
Total liabilities	17,090	17,902	33,113	13,696	11,880
Series B convertible preferred stock	463	463	463	463	463
Total shareholders’ equity	33,280	45,979	23,251	51,722	50,228

(1)	Long-term debt and capital lease obligations are presented net of a discount of $3.6 million and $5.3 million as of July 31, 2008 and 2007, respectively.

As is described more fully in our Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operation included elsewhere herein, during fiscal 2007, we acquired Pro-Dentec, and during fiscal 2007, 2006 and 2005 we divested (i) our former Nutraceuticals business unit and (ii) several operations that were previously part of our former Pharmaceuticals business unit including: (i) inventory and technology related to our Peridex® brand of products, (ii) substantially all of the assets and certain defined liabilities of our IST swab operations and (iii) substantially all of the assets of our Zilactin® brand of over-the-counter lip and oral care products.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

You should read the following discussion and analysis (“MD&A”) together with the financial data in the section labeled Selected Financial Data,” with the risk factors set forth in Item 1A., and with our audited Consolidated Financial Statements and Notes thereto included elsewhere herein. In this MD&A, “Zila,” the “Company,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.

Business

We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. All of our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars.

Strategic Transition

During fiscal 2007, we underwent a planned transition from a company with three separate operating segments or business units (Pharmaceuticals, Biotechnology and Nutraceuticals) to a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. To accomplish this transition, in November 2006 we acquired Pro-Dentec, a privately-held, professional dental products company with a national sales organization that markets directly to dental professionals and has a small suite of proprietary dental products that complements our cancer screening and detection products. We now operate primarily under a direct sales distribution model. In addition, we divested our Nutraceuticals business unit and several operations that were previously part of our Pharmaceuticals business unit (see Notes 2 and 3 to our Consolidated Financial Statements). Finally, during fiscal 2007, we also completed two private placements of securities for $40.0 million (the “Private Placements”) with the proceeds used to complete the Pro-Dentec acquisition and to augment existing working capital.

Senior Debt Restructured and Fourth Quarter Defined EBITDA Covenant Satisfied

On June 3, 2008 we entered into a second amendment agreement to our senior secured convertible debt (“Second Amended and Restated Secured Notes”) that resulted in a change in certain financial covenants as follows:

(i) The cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2008 was reduced from $2.0 million to $1.0 million; and

(ii) The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008.

During the third and fourth quarter of fiscal 2008, we implemented profit enhancement initiatives that resulted in satisfying the Defined EBITDA covenant. For the three months ended July 31, 2008, the Defined EBITDA was $1.0 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a further discussion and computation of Defined EBITDA, which is a non-GAAP measure used in our debt agreements.

The profit enhancement initiatives undertaken in the third and fourth quarters of fiscal 2008 included:

(i) Completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products. This action helped to achieve a 7% and 6% growth in revenues in the third and fourth quarters of fiscal 2008 over the previous quarter.

(ii) Improving revenues and gross profit through the implementation of selective price increases effective May 15, 2008 and implementing initiatives to reduce our cost of goods. As a result of these initiatives, our profit margin increased by 5% from the third quarter of fiscal 2008 to 66% for the fourth quarter of fiscal 2008.

(iii) Reducing headcount in our non-selling workforce by over 10%, temporarily reducing the salaries of our management employees, reducing certain other employee benefits.

(iv) Reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.

In addition to these profit enhancement initiatives, we undertook actions to improve our working capital position by July 31, 2008 through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels. As a result of these actions, our working capital improved by $0.6 million in the fourth quarter of fiscal 2008.

The initiatives discussed above proved to be effective in satisfying the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008. We would expect these factors, coupled with the recent economic downturn in the United States, to likely cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008. However, we do expect many of the strategic actions discussed above, as well as opportunities we continue to identify to sustain revenue and to likely have a favorable impact on our future results of operations.

Results of Operations

Fiscal Year Ended July 31, 2008 Compared to Fiscal Year Ended July 31, 2007

The key factors influencing Zila’s financial performance and operations during fiscal 2008 include:

(i) During fiscal 2008, we increased ViziLite® Plus net revenues by 107% by expanding our customer base and by increasing insurance coverage by 40% to 21 million covered lives.

(ii) As discussed above, during the fourth quarter of fiscal 2008, we took strategic actions to promote continued compliance with the financial covenants of our Second Amended and Restated Secured Notes. As a result of these actions, we were able to improve profitability to satisfy our Defined EBITDA covenant in the fourth quarter of fiscal 2008 and to provide the foundation for compliance with our financial covenants in the future.

(iii) In April 2008, Humana and United Healthcare began coverage of ViziLite® Plus examinations. Humana and United Healthcare join a growing list of premiere and national insurance plans that provide coverage for ViziLite® Plus, which also includes Cigna, Guardian, SafeGuard, Northeast Delta Dental and a number of regional plans and self-insured employers. With the addition of these two major dental insurance providers, oral cancer screening is now a benefit to more than 21 million covered lives. However, not all dental professionals have made ViziLite® Plus available to their patients.

(iv) In November 2007, we commenced an international expansion initiative with the launch of ViziLite® Plus in Canada and we have furthered that effort with the launch of ViziLite® Plus in the United Kingdom in May 2008. Since this time, we have selected distributors for our products in a number of international markets including the United Kingdom, Ireland, Greece, France, Germany, Spain, Portugal and Russia.

(v) In April 2008, the FDA granted us 510(k) clearance to market ViziLite® Eyewear. ViziLite® Eyewear is reusable filtered eyewear to be worn by a health care professional to eliminate ambient light outside of the wavelength transmission range of the ViziLite chemiluminescent light source while performing an oral exam under chemiluminescence when a darkened room is not available;

(vi) In December 2007, the U.S. Department of Veterans Affairs awarded Zila a five-year contract to market ViziLite® Plus to 58 Veterans Administration dental clinics and 154 Department of Defense dental clinics.

The following table summarizes our results of continuing operations and related statistical information for the years ended July 31, 2008 and 2007 (dollars in thousands):

	For the Years Ended July 31,
		% of		%of	%
	2008	Revenue	2007	Revenue	Change

Net revenues	$45,061	100.0%	$28,801	100.0%	56.5%
Cost of products sold	17,363	38.5	11,857	41.2	46.4

Gross profit	27,698	61.5	16,944	58.8	63.5
Operating costs and expenses:
Marketing and selling	21,082	46.8	14,412	50.0	46.3
General and administrative	13,281	29.5	15,141	52.6	(12.3)
Research and development	2,424	5.4	7,482	26.0	(67.6)
Depreciation and amortization	4,017	8.9	2,921	10.1	37.5

Loss from operations	(13,106)	(29.1)	(23,012)	(79.9)	(43.0)
Other income (expense) — net	(3,027)	(6.7)	(5,761)	(20.0)	(47.5)

Loss from continuing operations before income taxes	(16,133)	(35.8)	(28,773)	(99.9)	(43.9)
Income tax benefit (expense)	9	—	9,668	33.6	(99.9)

Loss from continuing operations	$(16,124)	(35.8)%	$(19,105)	(66.3)%	(15.6)

Net Revenues

Net revenues were $45.1 million and $28.8 million for the years ended July 31, 2008 and 2007, respectively, an increase of $16.3 million or 56.5%. The growth in net revenues for the year ended July 31, 2008 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased to $13.7 million for the year ended July 31, 2008, an increase of 107.1%, which is primarily a result of selling directly to dental offices through our national sales organization. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our then existing distribution channel in the first part of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition. Revenues for our other product lines have increased in fiscal 2008 from fiscal 2007 due to the inclusion of a full year of sales for product lines acquired from Pro-Dentec. However, sales of these product lines were approximately $0.4 million lower in the second half of fiscal 2008 compared to the same period in fiscal 2007. This reduction is primarily attributable to our completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products during the third and fourth quarters of fiscal 2008. However, we have experienced higher than expected turnover in our sales force and continue to focus our efforts on reducing this turnover.

Gross Profit

Gross profit was $27.7 million and $16.9 million for the years ended July 31, 2008 and 2007, respectively, an increase of $10.8 million or 63.5%. Gross profit as a percentage of net revenues was 61.5% and 58.8% for the years ended July 31, 2008 and 2007, respectively. The improved gross profit margin for fiscal 2008 primarily relates to our sales of ViziLite® Plus made direct to dental offices through our national sales organization, as well as sales of other products including the Rotadent® Professional Powered Brush and the Pro-Select Platinum® ultrasonic scaler. Our gross profit margin was favorably affected by the strategic actions described above that were implemented during the fourth quarter of fiscal 2008, which include selective price increases. Our prior-year’s gross profit reflects our transition from a distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus. The gross profit margin for the first portion of the prior-year was also negatively impacted as a result of providing reserves for ViziLite® inventory that was approaching its expiration date.

Marketing and Selling Expense

Marketing and selling expense was $21.1 million and $14.4 million for the years ended July 31, 2008 and 2007, respectively, an increase of $6.7 million or 46.3%. The growth in marketing and selling expense for the year ended July 31, 2008 is largely driven by our acquisition of Pro-Dentec on November 28, 2006 and its national sales force, which sells directly to dental offices. Also contributing to the increase was the expansion and training of our national sales force, as well as increased ViziLite® Plus related marketing and selling expenditures, which reflects our continued efforts to establish ViziLite® Plus as the standard of care for dental offices in the detection of oral abnormalities.

General and Administrative Expense

General and administrative expense was $13.3 million and $15.1 million for the years ended July 31, 2008 and 2007, respectively, a decrease of $1.8 million or 12.3%. The decrease in general and administrative expense primarily relates to profitability initiatives that were implemented during the fourth quarter of fiscal 2008, which included reducing headcount in our non-selling workforce by over 10%, temporarily reducing the salaries of our management employees, reducing certain other employee benefits and reducing, deferring or eliminating non-critical programs across the organization. Although these initiatives proved to be effective in our meeting the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes during the fourth quarter of fiscal 2008, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. General and administrative expense also benefited during fiscal 2008 from corporate expense reductions that were implemented during the fourth quarter of fiscal 2007. Offsetting these decreases are increases for incremental expense relative to the acquisition of Pro-Dentec, which is inclusive of professional fees incurred for Sarbanes Oxley compliance costs for Pro-Dentec, investment banking expenses that were incurred to explore financing alternatives and higher non-cash stock based compensation of $0.2 million. For fiscal 2008, our general and administrative expense consisted primarily of (i) cash basis salaries and benefits of $5.2 million, (ii) audit, accounting and Sarbanes-Oxley compliance fees of $1.4 million, (iii) legal fees of $0.7 million, (iv) investment banking fees and shareholder related expenses of $0.5 million and (v) non-cash stock-based compensation of $1.8 million.

Research and Development Expense

Research and development expense was $2.4 million and $7.5 million for the years ended July 31, 2008 and 2007, respectively, a decrease of $5.1 million or 67.6%. In the first quarter of fiscal 2008 we closed enrollment in a clinical trial related to an oral cancer diagnostic drug and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense. We believe that our level of expenditures for research and development in fiscal 2009 will be reduced further from our historical levels.

Depreciation and Amortization Expense

Depreciation and amortization expense was $4.0 million and $2.9 million for the years ended July 31, 2008 and 2007, respectively, an increase of $1.1 million or 37.5%. The increased level of depreciation and amortization expense is primarily due to the acquisition of Pro-Dentec on November 28, 2006 and depreciation and amortization of its related property, plant, equipment and amortizable intangible assets.

Other Expense

Other expense, net was $3.0 million and $5.8 million for the years ended July 31, 2008 and 2007, respectively. Other expense primarily consists of interest expense, which is summarized as follows:

	2008	2007

Senior secured convertible notes	$946	$490
BDCF secured term loan	—	520
Amortization of financing costs	477	2,643
Amortization of debt discounts	1,785	3,625
Capital leases	15	3
Other	12	105

Total interest expense	$3,235	$7,386

Interest expense was $3.2 million and $7.4 million for the years ended July 31, 2008 and 2007, respectively. The decrease in interest expense for fiscal 2008 primarily relates to interest incurred on a $20.0 million secured term loan with Black Diamond Commercial Finance, LLC (“BDCF”), which was repaid in the first quarter of fiscal 2007. As a result of this repayment, we expensed $3.6 million of unamortized debt issue costs and discounts during fiscal 2007. Interest expense for fiscal 2008 primarily relates to interest incurred on our Second Amended and Restated Secured Notes, which was paid in cash in the first quarter of fiscal 2008 and in kind with shares of our common stock in the second, third and fourth quarters of fiscal 2008, as well as amortization of the related financing costs and discounts.

During the first quarter of fiscal 2007 we recognized $1.1 million of non-cash derivative income for changes in the fair value of a warrant to purchase 171,429 common shares that was issued to BDCF in connection with the term loan discussed above. Prior to our adoption of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” on November 1, 2006, we were required to account for this warrant as a freestanding derivative financial instrument, with changes in the fair value of the warrant reported as non-cash charges or credits to earnings. The derivative income recognized was due primarily to a decrease in the trading price of our common stock during the first quarter of fiscal 2007.

Income Taxes

As of July 31, 2008, we have recorded a valuation allowance for our net deferred tax assets of $13.5 million due to our lack of earnings history, and we had federal net operating loss carryforwards of approximately $47.9 million that expire in years 2010 to 2028. Income tax benefit for the year ended July 31, 2008 was less than $0.1 million and primarily relates to state income taxes. Income tax benefit of $9.7 million for fiscal 2007 resulted primarily from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gains on the dispositions of the Nutraceuticals business unit and the Peridex® product line, which are presented in discontinued operations.

Fiscal Year Ended July 31, 2007 Compared to Fiscal Year Ended July 31, 2006

The key factors influencing Zila’s financial performance and operations during fiscal 2007 include:

(i) Transitioned into a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease through the acquisition of Pro-Dentec and the disposition of non-strategic business lines.

(ii) Changed primarily to a direct sales distribution model upon the acquisition of the Pro-Dentec national sales force.

(iii) Increased ViziLite® Plus net revenues by 143% by expanding our customer base and by increasing insurance coverage by 75% to 15 million covered lives.

(iv) Initiated actions to reduce expenditures in research and development of an oral cancer diagnostic drug program and to streamline our organizational structure to reduce overhead costs by approximately $3.0 million annually.

The following table summarizes our results of continuing operations and related statistical information for the years ended July 31, 2007 and 2006 (dollars in thousands):

	For the Years Ended July 31,
		% of		% of	%
	2007	Revenue	2006	Revenue	Change

Net revenues	$28,801	100.0%	$2,822	100.0%	920.6%
Cost of products sold	11,857	41.2	1,925	68.2	515.9

Gross profit	16,944	58.8	897	31.8	1,789.0
Operating costs and expenses:
Marketing and selling	14,412	50.0	5,595	198.3	157.6
General and administrative	15,141	52.6	10,467	371.0	44.7
Research and development	7,482	26.0	7,158	253.6	4.5
Depreciation and amortization	2,921	10.1	1,415	50.1	106.4

Loss from operations	(23,012)	(79.9)	(23,738)	(841.2)	(3.1)
Other income (expense) — net	(5,761)	(20.0)	(2,305)	(81.7)	149.9

Loss from continuing operations before income taxes	(28,773)	(99.9)	(26,043)	(922.9)	10.5
Income tax benefit (expense)	9,668	33.6	(3)	(0.1)	(322,366.7)

Loss from continuing operations	$(19,105)	(66.3)%	$(26,046)	(923.0)%	(26.6)

Net Revenues

Net revenues increased 920.6% to approximately $28.8 million for fiscal 2007, compared to net revenues of approximately $2.8 million for fiscal 2006. The growth in net revenues for fiscal 2007 is largely driven by our acquisition of Pro-Dentec on November 28, 2006, as well as its effect on ViziLite® Plus net revenues. ViziLite® Plus net revenues increased 143% to $6.6 million in fiscal 2007 from fiscal 2006, primarily as a result of selling direct to dental offices through Pro-Dentec’s national sales organization beginning in December 2006. ViziLite® Plus net revenues were affected by our deliberate reductions in sales to our existing distribution channel in the first part of fiscal 2007 as we prepared to modify our means of distribution upon the completion of the Pro-Dentec acquisition.

Gross Profit

Gross profit as a percentage of net revenues was 58.8% for fiscal 2007 compared to 31.8% for fiscal 2006. Fiscal 2006 gross profit reflects our distributor-only business model and the impact of discounts and incentives offered in support of the launch of ViziLite® Plus.

Marketing and Selling Expense

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

General and Administrative Expense

General and administrative expense was $15.1 million, or 52.6% of net revenues, for fiscal 2007, compared to $10.5 million, or 371.0% of net revenues, for fiscal 2006. The increased expense for fiscal 2007 is primarily related to the acquisition and integration of Pro-Dentec, stock-based compensation costs and additional support costs for

ViziLite® Plus and our oral cancer diagnostic drug program, severance, professional fees for a special corporate governance review, and settlement costs for the modification of the Private Placements. For fiscal 2007 and 2006, the reclassification of revenues for discontinued operations significantly impacted general and administrative expenses expressed as a percent of net revenues. General and administrative expenses for continuing operations include significant public-company related costs, which do not vary in relation to net revenues. Separately, in the fourth quarter of fiscal 2007, we streamlined our operations and reduced overhead costs with an estimated annual savings of approximately $3.0 million dollars.

Research and Development Expense

Research and development expense increased 4.5% to $7.5 million for fiscal 2007 from $7.2 million in fiscal 2006. During fiscal 2007 and 2006, research and development expense is comprised primarily of costs for our oral cancer diagnostic drug program. We incurred higher expense levels in fiscal 2007 with the continued efforts of our oral cancer diagnostic drug program. In the first quarter of fiscal 2008, we curtailed enrollment in the oral cancer diagnostic drug clinical trial and ceased expenditures for CMC and non-clinical aspects of the oral cancer diagnostic drug program.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased 106.4%, to $2.9 million for fiscal 2007 from $1.4 million for fiscal 2006. The increased level of depreciation and amortization expense in fiscal 2007 is primarily related to the acquisition of Pro-Dentec and its related property, plant, equipment and amortizable intangible assets.

Other Expense

Other expense was $5.8 million for fiscal 2007, compared to other expense of $2.3 million for fiscal 2006, an increase of 149.9%. Other expense primarily consists of interest expense, which is summarized as follows:

	2007	2006

Senior secured convertible notes	$490	$—
BDCF secured term loan	520	1,034
Amortization of financing costs	2,643	467
Amortization of debt discounts	3,625	393
Capital leases	3	4
Other	105	22

Total interest expense	$7,386	$1,920

The increase in interest expense relates to increased interest expense arising from the retirement of the credit facility with Black Diamond Commercial Finance (“BDCF”) in fiscal 2007 and the associated non-cash expense associated with this retirement. During fiscal 2007, an aggregate of approximately $3.6 million of non-cash charges were incurred in relation to the write-off of unamortized debt financing costs and debt discounts upon the repayments of the BDCF credit facility. These costs were offset by derivative income recognized on the Black Diamond warrant liability in the first quarter.

Income Taxes

Income tax benefit of $9.7 million for fiscal 2007 resulted primarily from the utilization of net operating loss carryforwards to offset the income tax expense on the taxable gains on the dispositions of the Nutraceuticals business unit and the Peridex® product line, which are presented in discontinued operations.

Inflation and Seasonality

We do not believe that inflation has a unique or material effect on the operations or financial condition of our businesses. However, we are sensitive to general economic conditions since our products are somewhat discretionary in nature. Sales for the dental industry are generally affected by holiday and vacation related seasonality, which impacts the number of available selling days in each fiscal quarter. We sell directly to dental professionals in the United States and Canada and accordingly, our sales are subject to these seasonal trends.

Liquidity and Capital Resources

Overview

Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets, and proceeds from certain private placements of our securities.

Previously, our research and development program for our oral cancer diagnostic drug required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies within the synergies created with the acquisition of Pro-Dentec, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus. The incremental market potential of the oral cancer diagnostic drug, considering the availability of ViziLite® Plus, did not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, during fiscal 2008 we curtailed activity and spending related to the oral cancer diagnostic drug program. As a result of this curtailment, research and development expenditures have decreased by 67.6% during fiscal 2008 compared to fiscal 2007. We believe that our level of expenditures for research and development in fiscal 2009 will be reduced further from our historic levels.

To reduce operating losses, we have taken steps to reduce costs through restructuring overhead and discontinuing research and development projects. We have focused our available resources in support of our selling and marketing efforts in order to grow our revenue base. We have plans for the improvement of gross profit through manufacturing process enhancements and selective product price increases, which we began to implement in the fourth quarter of fiscal 2008. With the recent authorization to sell ViziLite® Plus in Canada, the United Kingdom and the European Union, we have launched our international expansion initiative. Also, on June 3, 2008 we entered into a Second Amendment Agreement to our senior convertible debt that resulted in a change in certain financial covenants as follows:

(i) The cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2008 was reduced from $2.0 million to $1.0 million; and

(ii) The required Defined EBITDA level of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. This covenant was satisfied during the fourth quarter of fiscal 2008.

As of July 31, 2008, we had approximately $4.5 million of cash and cash equivalents and $6.6 million of working capital. During the fourth quarter of fiscal 2008, we took strategic actions to promote continued compliance with the financial covenants of our Second Amended and Restated Secured Notes. As a result of these actions, we were able to improve profitability to satisfy our Defined EBITDA covenant in the fourth quarter of fiscal 2008 and to provide the foundation for compliance with our financial covenants in the future.

These actions included:

(i) Completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products;

(ii) Improving revenues and gross profit through the implementation of selective price increases effective May 15, 2008 and implementing initiatives to reduce our cost of goods;

(iii) Reducing headcount in our non-selling workforce by over 10%, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and

(iv) Reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.

Additionally, in the fourth quarter of fiscal 2007, we took actions to streamline our operations and reduce overhead expenditures by approximately $3.0 million annually.

The initiatives discussed above proved to be effective in our meeting the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008. We would expect these factors, coupled with the recent economic downturn in the United States and its impact on discretionary spending for our products, to likely cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008. However, we do expect many of the strategic actions discussed above, as well as opportunities we continue to identify to sustain revenue and to likely have a favorable impact on our future results of operations.

With the actions described above, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our planned operations over the next 12 months.

Selected Cash Flow and Working Capital Information

Selected cash flow and working capital information is set forth in the table below (dollars in thousands):

	For the Years Ended July 31,
	2008	2007	2006

Net cash used in operating activities	$(7,632)	$(14,967)	$(20,809)
Net cash provided by (used in) investing activities	(1,055)	12,395	(5,290)
Net cash provided by financing activities	(1,710)	13,473	17,119

	As of July 31,
	2008	2007

Cash and cash equivalents	$4,462	$14,859
Working capital	6,558	14,286
Current ratio	1.8	2.4

At July 31, 2008, our primary sources of liquidity included cash and cash equivalents of $4.5 million compared to $14.9 million as of July 31, 2007. Our working capital was $6.6 million as of July 31, 2008 compared to $14.3 million as of July 31, 2007. The decrease in working capital primarily relates to our decreased cash balance, offset by increased trade receivables. Trade receivables increased $1.0 million or 22.9%, primarily due to increased sales levels. Our current ratio has declined to 1.8 as of July 31, 2008 compared to 2.4 as of July 31, 2007, primarily as a result of the net decreases in working capital outlined above. However, our working capital position has improved during the fourth quarter of fiscal 2008, to $6.6 million as of July 31, 2008 from $5.9 million as of April 30, 2008 through positive cash flows from our operations during this time.

Cash Flows from Operating Activities

Cash used in operating activities was $7.6 million and $15.0 million for the years ended July 31, 2008 and 2007, respectively. The decrease in cash used in operating activities primarily relates to (i) cash flows from our Pro-Dentec operations, which were acquired during the second quarter of fiscal 2007, (ii) synergies created as a result of the Pro-Dentec acquisition, which increases our ability to develop and commercialize our already existing oral cancer screening product, ViziLite® Plus, (iii) the elimination of cash flows from our recently disposed

Nutraceuticals business unit and Peridex® product line, (iv) the curtailment of activity and spending related to the oral cancer diagnostic drug program and (v) the strategic actions taken towards the end of fiscal 2008, which are discussed further above and resulted in improved profitability and the achievement of our Defined EBITDA requirement for the fourth quarter of fiscal 2008. Offsetting these cash flow improvements were cash provided by (used in) working capital components, which were $(1.2) million and $3.7 million for the year ended July 31, 2008 and 2007, respectively, or a $4.9 million change. The working capital decrement for the year ended July 31, 2008 primarily relates to increased accounts receivable balances, which is discussed above, as well as decreased accounts payable and accrued liabilities, which primarily relates to the timing of payments on certain of our accrued expenses. Cash provided by working capital changes in fiscal 2007 primarily relates to increased levels of accounts payable and accrued liabilities.

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

Cash Flows from Investing Activities

Cash provided by (used in) investing activities was $(1.1) million and $12.4 million for the years ended July 31, 2008 and 2007, respectively. During the year ended July 31, 2008 we spent $1.1 million for additional property and equipment and development of intangible assets. Cash provided by investing activities during fiscal 2007 relates to net proceeds of $44.3 million from the sale of our Nutraceuticals business unit and Peridex® product line and $3.6 million for the return of collateral upon the retirement of Industrial Development Revenue Bonds, which related to the disposition of the Nutraceuticals business unit, offset by $34.1 million of cash spent for the acquisition of Pro-Dentec, which was completed in the second quarter of fiscal 2007, and $1.5 million of cash spent for additional property and equipment and the development of intangible assets.

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

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $(1.7) million and $13.5 million for years ended July 31, 2008 and 2007, respectively. During fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants, which is described in more detail elsewhere herein, and made payments towards our debt obligations of $0.4 million. During fiscal 2007, we completed two private placements for gross proceeds of approximately $40.0 million, which are described in more detail elsewhere herein. Offsetting the proceeds from these private placements was $24.0 million of debt repayments, which primarily relates to the repayment of the BDCF credit facility and the Industrial Development Revenue Bonds. During fiscal 2007, we also incurred $2.6 million for financing costs.

Net cash provided by financing activities was $13.5 million for fiscal 2007 compared to $17.1 million for fiscal 2006. The decrease in cash provided by financing activities in fiscal 2007 relates to the repayment of the BDCF credit facility, the Industrial Development Revenue Bonds and equipment and mortgage notes of Pro-Dentec. Offsetting these payments are gross proceeds from the Private Placements of $40.0 million.

Private Placements

In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million. Pursuant to the first purchase agreement, we issued and sold:

(i) 1,300,000 shares of Zila’s common stock for $12.25 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 985,714 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $12.25 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

(iii) Warrants to purchase approximately 772,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $15.47 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 444,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”).

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), are due in November 2009 and became convertible into 779,221 shares of Zila’s common stock at a conversion price of $15.40 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase 272,727 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

We granted registration rights for the Shares and shares of common stock issuable upon conversion of the debt instruments and exercise of the warrants. A dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights. On August 13, 2007, we reached an agreement with the Investors to restructure the Investors’ holdings (the “Restructuring”) and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated, the “Amended and Restated Secured Notes” are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010. The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to maintain specified cash and defined EBITDA levels.

As part of the Restructuring, we also agreed to:

(i) Repurchase 133,262 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $9.38 per Unsecured Note Share;

(ii) Repurchase 32,467 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black-Scholes valuation, or $4.62 per Secured Note Warrant; and

(iii) Pay the Investors a $0.6 million fee.

On June 3, 2008 we entered into the Second Amendment Agreement to the Secured Notes, which resulted in a change in certain financial covenants as follows:

(i) The cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2008 was reduced from $2.0 million to $1.0 million; and

(ii) The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. This covenant was satisfied during the fourth quarter of fiscal 2008.

In exchange for the covenant modifications, we issued 660,942 common shares with a fair value of $1.2 million based on quoted market prices on the date of the Second Amendment Agreement. Additionally, the creditors returned 485,157 warrants that they had been previously issued in connection with the original issuance of the Secured Notes and other financing transactions. The aggregate fair value of these warrants as of the date of this modification, based on the Black Scholes model, was $0.1 million. No other terms of these notes were altered as a result of the Second Amendment Agreement. We concluded that the Second Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Second Amendment Agreement has not been accounted for as a debt extinguishment.

On September 11, 2008, we entered into a Third Amendment Agreement with the Investors that serves to limit the amount of the Second Amended and Restated Secured Notes that each Investor is allowed to convert to Zila’s common shares. Under the Third Amendment Agreement, holders shall not have the right to convert any portion of their Second Amended and Restated Secured Notes in the event that the holder would beneficially own in excess of 4.999% of our common stock issued and outstanding immediately after giving effect to such conversion.

Our Second Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to, among other things, maintain, at the end of each fiscal quarter, cash and cash equivalents in an amount not less than $1.0 million. As of July 31, 2008, we were in compliance with this covenant and had approximately $4.5 million in cash and cash equivalents. We had cash and cash equivalents of approximately $3.5 million, $5.9 million and $8.7 million as of April 30, 2008, January 31, 2008 and October 31, 2007, respectively. Failure to maintain compliance with the required minimum cash financial covenant, or to maintain compliance with other covenants, could, at the option of the Second Amended and Restated Secured Note holders, result in an event of default. Upon the occurrence of the first specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Second Amended and Restated Secured Notes. Upon the occurrence of the second specified event of default, the holders of the Second Amended and Restated Secured Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Second Amended and Restated Secured Notes shall bear interest at an annual rate of 15.0% per annum.

We anticipate we will need to refinance our Second Amended and Restated Secured Notes by their due date of July 31, 2010. During September 2008, we retained William Blair and Company to assist in exploring financing alternatives. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Second Amended and Restated Secured Notes or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance the Second Amended and Restated Secured Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of July 31, 2008 there was $1.8 million of unamortized debt issue costs and $3.6 million of debt discounts relative to the Second Amended and Restated Secured Notes.

Credit Facility

On March 24, 2006, we, certain of our domestic subsidiaries and BDCF, as the initial lender and administrative agent, entered into a credit facility. On October 2, 2006, debt outstanding under this credit facility in the amount of approximately $20.0 million plus accrued interest was repaid from the proceeds of the disposition of the Nutraceuticals business unit and the credit facility was terminated. Upon termination of this credit facility, we recognized a non-cash loss of approximately $3.6 million for the write-off of unamortized debt financing costs and debt discount. These costs were recorded as interest expense.

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

PharmaBio Investment

In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our then contract research organization. Under this agreement, PharmaBio invested $0.5 million in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of an oral cancer diagnostic drug product in the European Union and the United States. The aggregate amount of the royalty payments cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Convertible Preferred Stock

During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of July 31, 2008 and 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.

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

The following is a reconciliation of EBITDA and Defined EBITDA to the comparable GAAP measure, which is net cash used in operating activities (in thousands):

	Year Ended July 31,			Quarter Ended
	2008	2007	2006	July 31, 2008

Net loss	$(16,378)	$(13,164)	$(29,346)	$(2,342)
Interest expense	3,235	7,638	2,152	881
Interest income	(231)	(579)	(344)	(7)
Income taxes	(9)	65	4	13
Depreciation and amortization	4,479	3,420	3,036	1,325

EBITDA	(8,904)	(2,620)	(24,498)	(130)
Non-cash derivative (income) expense	24	(1,059)	137	—
Loss (gain) from disposition of discontinued operations	—	(16,185)	629	—
Non-cash stock-based compensation expense	2,055	1,774	631	674
Other non-cash items — net	360	203	(167)	320
Debt related expenses	87	—	—	87

Defined EBITDA	(6,378)	(17,887)	(23,268)	951
Debt related expenses	(87)	—	—	(87)
Interest income	231	579	344	7
Interest expense	(3,235)	(7,638)	(2,152)	(881)
Income tax expense	9	(65)	(4)	(13)
Amortization of financing costs	477	2,513	488	183
Amortization of debt discounts	1,785	3,625	393	449
Non-cash interest	731	202	284	245
Changes in operating assets and liabilities:
Trade receivables	(979)	902	7,499	231
Inventories	968	(62)	(3,921)	1,007
Prepaid expenses and other assets	61	496	(298)	338
Accounts payable and accrued liabilities	(1,215)	2,368	(174)	(1,300)

Net cash provided by (used in) operating activities	$(7,632)	$(14,967)	$(20,809)	$1,130

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

Contractual Obligations

The table below summarizes our future cash contractual obligations as of July 31, 2008, and the effect that such obligations are expected to have on our liquidity and cash flows for fiscal years presented (in thousands):

						Beyond
	2009	2010	2011	2012	2013	5 Years	Total

Long-term debt (1)	$840	$12,840	$—	$—	$—	$500	$14,180
Capital lease obligations	78	35	—	—	—	—	113
Operating leases	437	177	72	—	—	—	686
Purchase obligations	342	—	—	—	—	—	342

Total	$1,697	$13,052	$72	$—	$—	$500	$15,321

(1)	Includes interest on our Secured Notes of $0.8 million for fiscal 2009 and 2010, which reflects a 7.0% rate for our Second Amended and Restated Secured Notes. However, as discussed above, at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date.

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

Revenue Recognition — Revenue from sales of products is recognized when earned; that is, when the risks and rewards of ownership have transferred to the customer, upon delivery to the designated carrier. Cash discounts, sales incentives, and returns are estimated and recognized as a reduction of revenue at the time of sale based on historical experience and current customer commitments. We evaluate these estimates on a quarterly basis and revise them as necessary.

We provide for allowances for doubtful accounts and sales returns based on historical experience and a review of our receivables. Receivables are presented net of allowances for doubtful accounts and for sales returns of approximately $0.2 million as of July 31, 2008 and 2007. We evaluate these estimates on a quarterly basis and revise them as necessary.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. It is reasonably possible that actual results could differ materially from those estimates.

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

Goodwill, Intangibles and Other Long-Lived Assets — We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We assess the impairment of goodwill annually, and for other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of goodwill, intangibles and other long-lived assets, our policy is to compare the carrying amounts of such assets with the estimated future operating cash flows. If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a charge to earnings.

Recently Issued Accounting Pronouncements and Adopted Accounting

In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we have adopted effective August 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return, which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions;

•	the characterization of income or a decision to exclude reporting taxable income in a tax return; or

•	a decision to classify a transaction, entity or other position in a tax return as tax exempt.

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

We are potentially subject to tax audits in the United States and Canada. Tax audits by their very nature are often complex and can require several years to complete. We are potentially subject to United States federal and state tax examinations for the tax years ended July 31, 1995 through July 31, 2008. All tax loss years through July 31, 2008 remain open for federal, state and foreign operations. Zila’s responsibility for Canadian and Canadian Provincial income taxes arose through the acquisition of Pro-Dentec. As a condition of the acquisition of Pro-Dentec, the merger agreement related thereto required that the selling shareholders of Pro-Dentec indemnify Zila for any identified tax liabilities for periods prior to the acquisition. Zila is not indemnified for Canadian and Canadian Provincial tax examinations that may arise for the tax year ended July 31, 2007 and thereafter.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and July 31, 2008, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 was effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted.

As described more fully in these financial statements and accompanying notes, in March 2006, we entered into a debt agreement that required the issuance of a warrant to purchase 171,429 shares of our common stock. As required under this debt agreement, we registered the common shares underlying the warrant with the Securities and Exchange Commission (“SEC”) and must maintain such registration over the term of the warrant. At the time of issuance, the obligation created by our agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. The fair value of the warrant was recorded as a debt discount amortizable as interest expense over the life of the debt using the effective interest method. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period were included as non-cash credits or charges to earnings.

As permitted under FSP EITF 00-19-2, we elected early adoption as of the beginning of our fiscal quarter beginning November 1, 2006. At such time, we recorded the effect of applying FSP EITF 00-19-2 to this derivative liability for the warrant using the cumulative-effect transition method, which resulted in a decrease in derivative liability of approximately $1.5 million and an increase to the carrying amount of additional paid-in capital of approximately $2.5 million, representing the original value assigned to these warrants with an offsetting cumulative-effect entry to accumulated deficit of approximately $0.9 million, as set forth in our Consolidated Statements of Shareholders’ Equity. The cumulative adjustment is not recorded in the Consolidated Statements of Operations and prior periods are not adjusted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Additionally, under SFAS 141R transaction related costs must be expensed as incurred, rather than accounted for as part of the purchase price of an acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, which for us would be our fiscal year beginning August 1, 2009. Early adoption is prohibited. Following its effective date, we will apply the provisions of SFAS 141R to future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our third fiscal quarter of our fiscal year 2009, which would be the quarterly period ending April 30, 2009. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact FSP SFAS 142-3 will have on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact FSP APB 14-1 will have on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

With the redemption of the Industrial Development Revenue Bonds on September 28, 2006, our exposure to market risk for a change in interest rates relates primarily to our investments, which consists of cash and cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We maintain our portfolio in high credit quality money market funds and the carrying value of these money market funds approximates market value at any given point in time. Because our investments consist of cash equivalents, a hypothetical 100 basis point change in interest rates is not likely to have a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management, with the participation of the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained effective internal control over financial reporting as of July 31, 2008.

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended July 31, 2008, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Such report appears in Item 8 of this filing.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The report is included in Item 8 of this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, and regarding compliance with Section 16(a) of the Securities Act of 1934, will be included in our definitive proxy statement for the annual meeting of stockholders of Zila to be held on December 11, 2008 (the “Proxy Statement”) and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in the Proxy Statement.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and all members of our finance department, including the principal financial officer. This code of ethics is posted in the “Corporate Governance” section of the Investor Relations portion of our website at www.zila.com and is titled “Code of Business Conduct.” We also have a “Code of Ethical Conduct for Financial Personnel” which applies solely to our finance personnel and which is posted in the same place on our website. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics relating to an executive officer by posting such information on our website, unless otherwise required by NASDAQ Marketplace Rules to disclose any such waiver on Form 8-K.

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

Documents filed as exhibits to this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit		Method
Number	Description	of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Certificate of Amendment to Certificate of Incorporation	M
3-C	Certificate of Amendment to Certificate of Incorporation	V
3-D	Certificate of Amendment to Certificate of Incorporation	Ag
3-E	Amended and Restated Bylaws of Zila, Inc., as amended and restated through April 2, 2008	Af
4-A	Specimen Stock Certificate	A
4-B	Form of 12% Unsecured Note due May 2007	W
4-C	Form of 6% Senior Secured Note due November 2009	W
4-D	Form of Initial Warrant	W
4-E	Form of Additional Warrant	W
4-F	Form of Secured Note Warrant	W
4-G	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC	X
4-H	Form of Third Amended and Restated Senior Secured Convertible Note due July 2010	Am
10-A	Employee Stock Purchase Plan(1)	E
10-B	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	H
10-C	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	I
10-D	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	I
10-E	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	I
10-F	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	J
10-G	1997 Stock Award Plan, as amended, dated September 30, 2004(1)	K
10-H	Offer letter between Zila, Inc. and Gary V. Klinefelter dated November 16, 2004(1)	L
10-I	Retention Agreement with Andrew A. Stevens effective March 7, 2005(1)	L
10-J	Retention Agreement with Diane E. Klein effective March 7, 2005(1)	L
10-K	Agreement of Purchase and Sale of Assets dated June 27, 2005 with Blairex Laboratories, Inc.	M
10-L	Form of Option Agreement(1)	M
10-M	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-N	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-O	Second Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	O

Exhibit		Method
Number	Description	of Filing

10-P	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	P
10-Q	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	Q
10-R	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	R
10-S	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.	N
10-T	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006	N
10-U	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.	N
10-V	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	N
10-W	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	R
10-X	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006	S
10-Y	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc.	T
10-Z	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Aa	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Ab	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto	U
10-Ac	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto	W
10-Ad	Engagement Letter, dated July 14, 2006, by and between Zila, Inc. and Roth Capital Partners, LLC	Ae
10-Ae	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Af	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Ag	Offer letter between Zila, Inc. and Lawrence A. Gyenes(1)	Y
10-Ah	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company	Z
10-Ai	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 30, 2007(1)	Ab
10-Aj	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 30, 2007(1)	Ab
10-Ak	Form of Restricted Stock Award Agreement(1)	Ab
10-Al	Severance Agreement and Release of Claims, dated June 13, 2007, by and between Zila, Inc. and Douglas D. Burkett	Aa

Exhibit		Method
Number	Description	of Filing

10-Am	Registration Rights Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-An	Amendment Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-Ao	Offer Letter, accepted August 16, 2007, by and between Zila, Inc. and David R. Bethune	Ad
10-Ap	Severance Agreement and Release, dated July 30, 2007, by and between Zila, Inc. and Lawrence A. Gyenes	Al
10-Aq	Amendment to Zila, Inc. 1997 Stock Award Plan	Ah
10-Ar	Employment Letter with David R. Bethune dated May 9, 2008	Ai
10-As	Registration Rights Agreement, dated June 3, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Aj
10-At	Second Amendment Agreement dated June 3, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Aj
10-Au	Severance Agreement and Release of Claims Agreement with Frank J. Bellizzi dated June 6, 2008	Ak
10-Av	Third Amendment Agreement dated September 11, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Am
21	Subsidiaries of Registrant	*
23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	*
24.1	Power of Attorney (included on page 45 of this Annual Report on Form 10-K)	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002

C	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 3, 2000

D	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

E	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

G	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2002

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003

I	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004

K	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 8, 2004

L	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005

M	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005

N	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006

O	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2006

P	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006

Q	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2006

R	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006

S	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed September 6, 2006

T	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 4, 2006

U	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 17, 2006

V	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 24, 2006

W	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2006

X	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2007

Y	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2007

Z	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2007

Aa	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2007

Ab	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007

Ac	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007

Ad	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 22, 2007

Ae	Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 23, 2007

Af	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2008

Ag	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 17, 2008

Ah	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 9, 2007

Ai	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2008

Aj	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2008

Ak	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 12, 2008

Al	Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2007

Am	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 16, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of October, 2008.

ZILA, INC., a Delaware corporation

/s/  DAVID R. BETHUNE
David R. Bethune
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dave R. Bethune his or her attorney-in-fact, with the full power of substitution, for such person, in any and all capacities, to sign the Zila, Inc. Annual Report on Form 10-K and all amendments thereto, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID R. BETHUNE David R. Bethune	Executive Chairman of the Board and Interim Chief Executive Officer	October 6, 2008

/s/ J. STEVEN GARRETT J. Steven Garrett	Director	October 6, 2008

/s/ LESLIE H. GREEN Leslie H. Green	Director	October 6, 2008

/s/ O. B. PARRISH O. B. Parrish	Director	October 6, 2008

/s/ GEORGE J. VUTURO George J. Vuturo	Director	October 6, 2008

/s/ DIANE E. KLEIN Diane E. Klein	Vice President — Finance and Treasurer	October 6, 2008

APPENDIX F

ZILA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited Zila, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zila, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zila, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zila, Inc. as of July 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008 and our report dated October 3, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
October 3, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zila, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Zila, Inc. as of July 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each year ended July 31, 2008, 2007 (Restated) and 2006. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zila, Inc. at July 31, 2008 and 2007, and the results of its operations and its cash flows for each year ended July 31, 2008, 2007 (Restated) and 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zila, Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 3, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
October 3, 2008

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,462,328	$14,859,159
Trade receivables — net of allowances of $229,000 and $173,000	5,252,215	4,273,580
Inventories — net	3,107,152	4,074,733
Prepaid expenses and other current assets	1,853,373	1,646,229

Total current assets	14,675,068	24,853,701
Property and equipment — net	5,317,061	6,219,436
Goodwill	10,171,351	10,171,351
Purchased technology — net	8,860,475	9,884,017
Trademarks and other intangible assets — net	9,533,024	11,555,041
Other assets	1,813,512	1,197,684

Total assets	$50,370,491	$63,881,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,843,262	$3,207,480
Accrued liabilities	4,059,017	5,587,825
Warrant and common stock repurchase liability	—	1,376,393
Current portion of deferred gain on sale leaseback	75,659	152,976
Current portion of capital lease obligations	71,252	77,472
Current liabilities of discontinued operations	67,532	165,368

Total current liabilities	8,116,722	10,567,514
Deferred gain on sale leaseback	—	75,659
Long-term debt — net of current portion	8,974,048	7,258,569

Total liabilities	17,090,770	17,901,742

Commitments and Contingencies (Notes 14 and 15)
Shareholders’ equity:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value — 30,000,000 shares authorized, 9,953,818 and 8,923,762 shares issued and outstanding	69,677	62,466
Additional paid-in capital	125,901,682	123,436,957
Accumulated deficit	(92,471,235)	(76,054,251)
Accumulated other comprehensive loss	(131,832)	(127,118)
Treasury stock, at cost (31,202 and 164,464 common shares)	(551,071)	(1,801,066)

Total shareholders’ equity	33,279,721	45,979,488

Total liabilities and shareholders’ equity	$50,370,491	$63,881,230

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
		2007
		Restated
	2008	(Note 1)	2006

Net revenues	$45,060,801	$28,800,840	$2,821,548
Cost of products sold	17,362,666	11,856,957	1,924,857

Gross profit	27,698,135	16,943,883	896,691
Operating costs and expenses:
Marketing and selling	21,082,252	14,411,711	5,594,879
General and administrative	13,280,246	15,140,696	10,466,919
Research and development	2,424,457	7,482,374	7,158,034
Depreciation and amortization	4,017,375	2,921,045	1,415,075

Loss from operations	(13,106,195)	(23,011,943)	(23,738,216)

Other income (expense):
Interest income	230,715	550,035	270,638
Interest expense	(3,234,502)	(7,385,539)	(1,920,428)
Derivative income (expense)	(23,600)	1,058,873	(136,722)
Other income (expense)	181	15,489	(517,895)

Total other income (expense)	(3,027,206)	(5,761,142)	(2,304,407)

Loss from continuing operations before income taxes	(16,133,401)	(28,773,085)	(26,042,623)
Income tax benefit (expense)	9,381	9,667,626	(3,600)

Loss from continuing operations	(16,124,020)	(19,105,459)	(26,046,223)

Loss from discontinued operations	(253,964)	(510,625)	(2,671,246)
Gain (loss) on disposal of discontinued operations	—	16,185,058	(628,862)
Income tax expense	—	(9,733,067)	—

Total income (loss) from discontinued operations	(253,964)	5,941,366	(3,300,108)

Net loss	(16,377,984)	(13,164,093)	(29,346,331)
Preferred stock dividends	39,000	39,000	39,000

Net loss attributable to common shareholders	$(16,416,984)	$(13,203,093)	$(29,385,331)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(1.80)	$(2.37)	$(3.99)
Income (loss) from discontinued operations	(0.02)	0.73	(0.51)

Net loss attributable to common shareholders	$(1.82)	$(1.64)	$(4.50)

Weighted average common shares outstanding — basic and diluted	8,956,475	8,053,905	6,528,950

Consolidated Statements of Comprehensive Loss
Net loss	$(16,377,984)	$(13,164,093)	$(29,346,331)
Foreign currency translation adjustment	(4,714)	(44,440)	(18,754)

Comprehensive loss	$(16,382,698)	$(13,208,533)	$(29,365,085)

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity

Balance, July 31, 2005	100,000	$462,500	6,552,007	$45,864	$84,372,257	$(32,543,676)	$(63,924)	$(551,071)	$51,721,950
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock under employee stock purchase plan	—	—	7,130	50	153,874	—	—	—	153,924
Exercise of common stock options and warrants	—	—	13,376	94	171,850	—	—	—	171,944
Stock-based compensation expense	—	—	—	—	607,350	—	—	—	607,350
Foreign currency translation	—	—	—	—	—	—	(18,754)	—	(18,754)
Net loss	—	—	—	—	—	(29,346,331)	—	—	(29,346,331)

Balance, July 31, 2006	100,000	462,500	6,572,513	46,008	85,305,331	(61,929,007)	(82,678)	(551,071)	23,251,083
Cumulative-effect adjustment of adopting FSP No. EITF 00-19-2	—	—	—	—	2,460,489	(922,151)	—	—	1,538,338
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock	—	—	1,300,000	9,100	7,611,781	—	—	—	7,620,881
Issuance of common stock purchase warrants	—	—	—	—	16,888,348	—	—	—	16,888,348
Conversion of unsecured debt	—	—	985,714	6,900	4,445,448	—	—	—	4,452,348
Beneficial conversion feature of secured debt	—	—	—	—	4,397,050	—	—	—	4,397,050
Issuance of shares in settlement of liability	—	—	41,390	290	659,710	—	—	—	660,000
Issuance of common stock under employee stock purchase plan	—	—	1,529	10	16,893	—	—	—	16,903
Exercise of common stock options and warrants	—	—	4,286	30	42,645	—	—	—	42,675
Stock-based compensation expense	—	—	20,238	141	1,769,563	—	—	—	1,769,704
Common shares withheld for income taxes	—	—	(1,908)	(13)	(33,903)	—	—	—	(33,916)
Accrued repurchase of common shares and warrants	—	—	—	—	(126,398)	—	—	(1,249,995)	(1,376,393)
Foreign currency translation	—	—	—	—	—	—	(44,440)	—	(44,440)
Net loss	—	—	—	—	—	(13,164,093)	—	—	(13,164,093)

Balance, July 31, 2007	100,000	462,500	8,923,762	62,466	123,436,957	(76,054,251)	(127,118)	(1,801,066)	45,979,488
Preferred stock dividends	—	—	—	—	—	(39,000)	—	—	(39,000)
Issuance of common stock under employee stock purchase plan	—	—	9,061	63	97,894	—	—	—	97,957
Exercise of common stock options and warrants	—	—	1,429	10	11,190	—	—	—	11,200
Stock-based compensation expense	—	—	201,466	1,411	2,024,422	—	—	—	2,025,833
Common shares withheld for income taxes	—	—	(63,150)	(442)	(229,471)	—	—	—	(229,913)
Shares issued for payment of interest	—	—	353,570	2,475	728,191	—	—	—	730,666
Shares issued for the Second Amendment Agreement, net of warrants returned	—	—	660,942	4,627	1,081,561	—	—	—	1,086,188
Retirement of treasury stock	—	—	(133,262)	(933)	(1,249,062)	—	—	1,249,995	—
Foreign currency translation	—	—	—	—	—	—	(4,714)	—	(4,714)
Net loss	—	—	—	—	—	(16,377,984)	—	—	(16,377,984)

Balance, July 31, 2008	100,000	$462,500	9,953,818	$69,677	$125,901,682	$(92,471,235)	$(131,832)	$(551,071)	$33,279,721

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(16,377,984)	$(13,164,093)	$(29,346,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,479,327	3,419,630	3,036,211
Non-cash amortization of financing costs	476,854	2,512,724	487,556
Non-cash amortization of debt discounts	1,784,929	3,624,602	393,219
Non-cash interest	730,666	201,940	283,981
Non-cash derivative (income) expense	23,600	(1,058,873)	136,722
Loss (gain) from disposition of discontinued operations	—	(16,185,058)	628,862
Non-cash stock-based compensation expense	2,055,485	1,774,339	630,508
Other non-cash items — net	359,795	203,349	(166,599)
Changes in operating assets and liabilities (excluding the effect of the Pro-Dentec acquisition):
Trade receivables	(978,635)	901,657	7,498,718
Inventories	967,581	(61,686)	(3,920,543)
Prepaid expenses and other assets	60,768	495,792	(297,723)
Accounts payable and accrued liabilities	(1,214,703)	2,368,408	(173,173)

Net cash used in operating activities	(7,632,317)	(14,967,269)	(20,808,592)

Cash flows from investing activities:
Additions to property and equipment	(668,417)	(969,228)	(1,017,726)
Additions to intangible assets	(411,172)	(498,954)	(1,115,497)
Proceeds from sale of assets	24,639	—	8,289
Restricted cash deposited to collateralize letter of credit	—	3,610,950	(3,083,167)
Proceeds from disposition of discontinued operations	—	44,311,249	641,750
Acquisition of Pro-Dentec	—	(34,058,808)	(723,826)

Net cash provided by (used in) investing activities	(1,054,950)	12,395,209	(5,290,177)

Cash flows from financing activities:
Proceeds from issuance of common stock	79,505	15,980,323	302,710
Short-term borrowings (repayments) — net	—	(30,347)	(123,988)
Proceeds from convertible notes payable	—	24,075,000	—
Proceeds from secured term loan	—	—	20,000,000
Financing costs	—	(2,551,339)	(2,285,237)
Principal payments on long-term debt	(350,076)	(23,961,608)	(735,043)
Payment of obligation to repurchase common stock and warrants	(1,399,993)	—	—
Dividends paid to preferred stockholders	(39,000)	(39,000)	(39,000)

Net cash provided by financing activities	(1,709,564)	13,473,029	17,119,442

Net increase (decrease) in cash and cash equivalents	(10,396,831)	10,900,969	(8,979,327)
Cash and cash equivalents — beginning of year	14,859,159	3,958,190	12,937,517

Cash and cash equivalents — end of year	$4,462,328	$14,859,159	$3,958,190

The accompanying notes are an integral part of these consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business Activities, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business Activities and Basis of Presentation

Zila, Inc. and subsidiaries (“Zila”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. During fiscal 2007, we successfully completed a multi-step strategic redirection, which included divesting non-core businesses and acquiring the national dental products company, Professional Dental Technologies, Inc. (“Pro-Dentec”) in November 2006.

We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars. In October 2006, we divested our Nutraceuticals business unit and in May 2007 we divested our Peridex® brand of prescription periodontal rinse and as a result, these operations are presented as discontinued for all periods presented.

Prior to the acquisition of Pro-Dentec and disposals of our Nutraceuticals business unit and our Peridex® brand of prescription periodontal rinse described above and elsewhere herein, our business was organized into the following business units: Nutraceuticals, Pharmaceuticals and Biotechnology. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). With the integration of the operations of Pro-Dentec with our former Zila Pharmaceuticals business unit and the re-alignment of our Zila Biotechnology business unit to serve as our research and development division, we have organized ourselves as one operating segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

On September 12, 2008, our shareholders approved a one for seven reverse split of our common stock. As a result of the reverse split, each holder of seven outstanding shares of common stock received one share of common stock. Fractional shares resulting from this reverse split have been issued to our shareholders as applicable and accordingly, we did not make any cash payments in lieu of the issuance of fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets, and proceeds from certain private placements of our securities. We have sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on growth and development of ViziLite® Plus and our periodontal product lines.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To reduce operating losses, we have taken steps to reduce costs through discontinuing research and development projects and have implemented profit enhancement initiatives during the third and fourth quarter of fiscal 2008. As a result of these steps, during the fourth quarter of fiscal 2008 we achieved positive cash flow from operations and compliance with the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes, which is discussed in further detail elsewhere herein.

The profit enhancement initiatives undertaken in the third and fourth quarters of fiscal 2008 included, among other things: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full-portfolio of our products, (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods, (iii) reducing headcount in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives. In addition to these profit enhancement initiatives, we undertook actions to improve our working capital position by July 31, 2008 through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels. As a result of these actions, our working capital improved by $0.6 million in the fourth quarter of fiscal 2008.

The initiatives discussed above proved to be effective in our meeting the Defined EBITDA covenant contained in our Second Amended and Restated Secured Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008. We would expect these factors, coupled with the recent economic downturn in the United States and its impact on discretionary spending for our products, to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for subsequent periods in the near-term. However, we do expect many of the strategic actions discussed above, as well as opportunities we continue to identify, to sustain revenue and to likely have a favorable impact on our future results of operations.

Strategic business opportunities to grow our business will require additional funding. The Second Amended and Restated Secured Notes provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable. However, we have been unable to obtain the approval of the majority holder of the Second Amended and Restated Secured Notes even though the note agreements provide that such approval is “not to be unreasonable withheld.” Recently we retained a financial advisor to assist us in our continuing efforts to raise capital by exploring capital restructuring opportunities. However, in today’s capital markets, and without the cooperation of the majority holder of the Second Amended and Restated Secured Notes, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us before the Second Amended and Restated Secured Notes become due on July 31, 2010.

Key elements to the success of our operating plans for fiscal 2008 are sustaining our product line revenues during the economic downturn in the United States and executing our cost reduction measures. Based on our operating plans, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our operations over the next 12 months.

Restatement

During fiscal 2008 we determined that the tax basis for the Nutraceuticals discontinued operations was $3.8 million lower than estimated. Therefore, for fiscal 2007, an adjustment of approximately $3.9 million was made to increase the tax expense for discontinued operations. A corresponding adjustment of $3.9 million was made to increase the income tax benefit of continuing operations to reflect the utilization of net operation loss carryforwards to offset the income tax expense on the taxable gains on the disposition of the Nutraceuticals

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business unit. The effects of this adjustment on fiscal 2007 loss from continuing operations and income from discontinued operations, as well as the associated effect on loss per share from continuing and discontinued operations is as follows:

	Year Ended July 31, 2007
	As Originally	As
	Reported	Adjusted

Loss from continuing operations before income taxes	(28,773,085)	(28,773,085)
Income tax benefit (expense)	5,790,964	9,667,626

Loss from continuing operations	(22,982,121)	(19,105,459)

Loss from discontinued operations	(510,625)	(510,625)
Gain (loss) on disposal of discontinued operations	16,185,058	16,185,058
Income tax expense	(5,856,405)	(9,733,067)

Total income (loss) from discontinued operations	9,818,028	5,941,366

Net loss	(13,164,093)	(13,164,093)
Preferred stock dividends	39,000	39,000

Net loss attributable to common shareholders	$(13,203,093)	$(13,203,093)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(2.85)	$(2.37)
Income (loss) from discontinued operations	1.21	0.73

Net loss attributable to common shareholders	$(1.64)	$(1.64)

Weighted average common shares outstanding — basic and diluted	8,053,905	8,053,905

This adjustment to fiscal 2007 income tax expense for discontinued operations and income tax benefit for continuing operations had no impact on net loss attributable to common shareholders and no impact on our financial position or cash flows.

Summary of Significant Accounting Policies

Principles of Consolidation — As of July 31, 2008, the consolidated financial statements include the accounts of Zila, Inc. and its wholly-owned subsidiaries, Zila Pharmaceuticals, Inc., Professional Dental Technologies, Inc., Zila Biotechnology, Inc., Zila Limited., Zila Technical, Inc. and Ryker Dental of Kentucky (inactive). All significant intercompany balances and transactions are eliminated in consolidation. The acquisitions and dispositions discussed above and elsewhere in these statements have been included in these consolidated financial statements for the periods during which Zila owned the acquired or disposed operations.

Use of Estimates and Risks and Uncertainties — The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. It is reasonably possible that actual results could differ materially from those estimates based upon future events, which could include, among other risks, changes in the regulations governing the manner in which we sell our products, changes in the health care environment and reliance on contract manufacturing services. Significant estimates include: (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Concentrations — We extend credit on a non-collateralized basis primarily to dental professionals located throughout the world, but principally in the United States and Canada. We perform periodic credit evaluations of our customer’s financial condition in our decision to provide credit terms. We estimate the level of accounts receivable which will ultimately not be paid. Historically, we have not experienced significant credit losses. Our credit losses are affected by general economic conditions of the dental and health industries, among other factors.

Net revenues for fiscal 2008 and 2007 consisted primarily of sales of our suite of periodontal products (70% and 77%, respectively) and ViziLite® Plus (30% and 23%, respectively). Net revenues during fiscal 2006 consisted primarily of ViziLite® Plus sales.

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

Cash and Cash Equivalents — Cash equivalents include highly liquid investments purchased with remaining maturities of three months or less. As more fully described elsewhere herein, under our borrowing arrangements we are required to maintain cash and cash equivalents at certain defined levels.

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

Listed below are the ranges of useful lives by property and equipment category:

Buildings	40 years
Building improvements	15 years
Leasehold improvements	5 — 7 years
Furniture and equipment	3 — 10 years
Production, laboratory and warehouse equipment	7 — 10 years

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets — We review the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including intangibles with estimated useful lives, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and its related interpretations, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An evaluation of recoverability is performed using such information as the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying value, the work of specialists and other available information to determine if impairment exists. An impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset and is recognized as a charge against current operations. If impairment exists, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

Goodwill and Other Intangible Assets — As more fully described elsewhere herein, our intangible assets consist primarily of goodwill, purchased technology rights, licensing costs, covenants not to compete, patents and trademarks. These assets are accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is an indefinite lived asset and is not amortized. Rather, it is assessed at least annually for impairment using a fair value approach. Generally, other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from two to seventeen years. The trademarks acquired as part of our acquisition of Pro-Dentec in fiscal 2007 were determined to have indefinite useful lives and accordingly are not subject to amortization.

Our policy is to review the carrying amounts of goodwill and certain intangible assets with indefinite lives at least annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. We completed our fiscal 2008 and 2007 assessments in our fourth quarter of each applicable year, and determined that there was no impairment.

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

Deferred Financing Costs — Deferred financing costs are amortized over the life of the related debt on a straight-line basis, which approximates the effective interest method. If debt is retired early, the unamortized deferred financing costs are expensed in the period the debt is retired to other expense. As of July 31, 2008 and 2007, deferred financing costs-net were $1.8 million and $1.2 million, respectively, and are included in other assets on the accompanying Consolidated Balance Sheets.

Share-Based Payments — We account for share-based compensation plans using the fair value method established by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which we adopted effective August 1, 2005, as more fully described elsewhere herein. We apply the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options, such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense or income tax expense, which could be material to our results of operations. The costs related to share-based payment arrangements are recorded in the same financial statement caption as the employee’s cash compensation.

Accrued Warranty Costs — We estimate the amount that will be required for us to meet future warranty obligations for products sold. This estimate is based primarily on our past experience of costs associated with, and timing of, servicing products under warranty obligations.

Derivative Warrant Liability and Debt Discount Amortization — We account for our warrant arrangements in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), as well as related interpretations of these standards. We evaluate whether these arrangements should be accounted for as equity or a derivative liability and value these arrangements at fair value based on available market data using a Black-Scholes valuation model. For warrant arrangements determined to be a derivative liability, any gains or losses resulting from the changes in fair value of the warrant liability from period to period are included as non-cash credits or charges to earnings.

We account for financing transactions that include detachable warrants and/or beneficial conversion features in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In accordance with these standards, the relative fair value of detachable warrants issued in connection with convertible debt, as well as any beneficial conversion feature inherent to the convertible debt that is not bifurcated and accounted for separately from the convertible debt, is treated as a discount to the convertible debt. This discount is amortized over the period from the date of issuance to the date the debt is due. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering any detachable instruments included in the financing transaction (such as detachable warrants), to the fair value of the common shares to be received upon conversion.

Research and Development — Costs associated with research and development programs for new products and significant product improvements are expensed as incurred. Research and development costs totaled approximately $2.4 million, $7.5 million and $7.2 million for the years ended July 31, 2008, 2007 and 2006, respectively.

Advertising — We advertise primarily through print media. Our policy is to expense advertising costs, including production costs, as incurred. Advertising expense was approximately $0.7 million, $0.7 million and $1.0 million for the years ended July 31, 2008, 2007 and 2006, respectively, and is included in marketing and selling expenses.

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

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year before giving effect to stock options, stock warrants and other convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common and potentially dilutive shares outstanding during the year after giving effect to convertible preferred

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the years ended July 31, 2008, 2007 and 2006, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been antidilutive.

Comprehensive Income (Loss) — Net income (loss) and other gains and losses affecting shareholders’ equity that, under GAAP are excluded from net income (loss), are included in comprehensive income. Such items relate to foreign currency translation gains and losses.

Financial Instruments — The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. We do not believe it is currently practicable to estimate the fair value of the Second Amended and Restated Secured Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.

Financial instruments, which potentially subject us to credit risk, consist principally of trade receivables. In the normal course of business, we provide credit primarily to dental professionals and pharmaceutical wholesalers. Ongoing credit evaluations are performed of customers to determine an appropriate allowance for credit losses.

Estimates of fair value are subjective in nature and involve uncertainties and significant matters of judgment. Therefore, results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions could significantly affect the results.

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

Recently Issued Accounting Pronouncements and Adopted Accounting

In July 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we have adopted effective August 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS No. 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return, which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions;

•	the characterization of income or a decision to exclude reporting taxable income in a tax return; or

•	a decision to classify a transaction, entity or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are potentially subject to tax audits in the United States and Canada. Tax audits by their very nature are often complex and can require several years to complete. We are potentially subject to United States federal and state tax examinations for the tax years ended July 31, 1995 through July 31, 2008. All tax loss years through July 31, 2008 remain open for federal, state and foreign operations. Zila’s responsibility for Canadian and Canadian Provincial income taxes arose through the acquisition of Pro-Dentec. As a condition of the acquisition of Pro-Dentec, the merger agreement related thereto required that the selling shareholders of Pro-Dentec indemnify Zila for any identified tax liabilities for periods prior to the acquisition. Zila is not indemnified for Canadian and Canadian Provincial tax examinations that may arise for the tax year ended July 31, 2007 and thereafter.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of August 1, 2007 and July 31, 2008, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning August 1, 2008. However, in February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment. FSP EITF 00-19-2 was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to December 21, 2006. For registration payment arrangements and related financial instruments entered into prior to December 21, 2006, FSP EITF 00-19-2 was effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described more fully in these financial statements and accompanying notes, in March 2006, we entered into a debt agreement that required the issuance of a warrant to purchase 171,429 shares of our common stock. As required under this debt agreement, we registered the common shares underlying the warrant with the Securities and Exchange Commission (“SEC”) and must maintain such registration over the term of the warrant. At the time of issuance, the obligation created by our agreement to register and maintain registration of the underlying common shares was recorded as a warrant liability measured at fair value. We determined the fair value of the warrant based on available market data using a Black-Scholes valuation model. The fair value of the warrant was recorded as a debt discount amortizable as interest expense over the life of the debt using the effective interest method. Any gains or losses resulting from the changes in fair value of the warrant liability from period to period were included as non-cash credits or charges to earnings.

As permitted under FSP EITF 00-19-2, we elected early adoption as of the beginning of our fiscal quarter beginning November 1, 2006. At such time, we recorded the effect of applying FSP EITF 00-19-2 to this derivative liability for the warrant using the cumulative-effect transition method, which resulted in a decrease in derivative liability of approximately $1.5 million and an increase to the carrying amount of additional paid-in capital of approximately $2.5 million, representing the original value assigned to these warrants with an offsetting cumulative-effect entry to accumulated deficit of approximately $0.9 million, as set forth in our Consolidated Statements of Shareholders’ Equity. The cumulative adjustment is not recorded in the Consolidated Statements of Operations and prior periods are not adjusted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning August 1, 2008. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. Additionally, under SFAS 141R transaction related costs must be expensed as incurred, rather than accounted for as part of the purchase price of an acquisition. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, which for us would be our fiscal year beginning August 1, 2009. Early adoption is prohibited. Following its effective date, we will apply the provisions of SFAS 141R to future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our third fiscal quarter of our fiscal year 2009, which would be the quarterly period ending April 30, 2009. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact FSP SFAS 142-3 will have on our financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact FSP APB 14-1 will have on our financial position or results of operations.

2.	Acquisition

On November 28, 2006, we completed the acquisition of Pro-Dentec, a privately-held, professional dental products company headquartered in Batesville, Arkansas, for approximately $35.6 million in cash. Through its national sales and marketing organization, Pro-Dentec offers, directly to dental professionals, a small suite of proprietary dental products that complement our oral cancer screening products. Goodwill recognized in the acquisition of Pro-Dentec relates primarily to the acquisition of an assembled workforce, including a management team, with a proven track record of success in marketing to dental offices through a national sales force and an established seminar program. Goodwill generated from the Pro-Dentec acquisition will not be deductible for income tax purposes. The financial results of the Pro-Dentec acquired operations are included in these financial statements as of November 28, 2006, the date of acquisition.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$853
Accounts receivable	3,135
Inventories	2,385
Prepaid expenses and other current assets	295
Property and equipment	4,541
Intangible assets subject to amortization:
Purchased technology — proprietary know-how	8,173
Covenants not to compete	2,305
Customer lists and relationships	1,187
Intangible assets not subject to amortization:
Trademarks	5,449
Goodwill	10,171
Other assets	2

Total assets acquired	38,496

Liabilities assumed:
Accounts payable	1,018
Accrued liabilities	684
Notes payable	1,158

Total liabilities assumed	2,860

Net assets acquired	$35,636

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

The following pro forma unaudited condensed statement of operations data shows the results of our operations for the years ended July 31, 2007 and 2006 as if the Pro-Dentec acquisition had occurred at the beginning of the respective period (in thousands except share amounts):

	2007	2006

Net revenues	$40,419	$38,288
Loss from continuing operations	(19,314)	(24,224)
Basic and diluted net loss per common share from continuing operations	(2.19)	(2.75)

Pro forma data may not be indicative of the results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor does it intend to be a projection of future results. The above pro forma data is provided for the years ended July 31, 2007 and 2006 because the completion of the acquisition of Pro-Dentec did not occur until November 28, 2006. No pro forma disclosure has been presented for the year ended July 31, 2008 as the results of Pro-Dentec have been consolidated for all periods subsequent to November 2006.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Dispositions

As part of our strategy to focus our business operations on the development and commercialization of products with the highest growth potential, we divested Zila Nutraceuticals, Inc. and certain components of our former Pharmaceuticals business unit. Each of the disposals discussed below meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144. The results of operations for these businesses have accordingly been classified as discontinued operations in all periods presented.

Nutraceuticals Disposition

On August 13, 2006, we entered into a stock purchase agreement to sell Zila Nutraceuticals, Inc., our former Nutraceuticals business unit, to NBTY, Inc (“NBTY”). Following approval of our shareholders, we completed the sale on October 2, 2006 for a price of $37.5 million, subject to a working capital adjustment. The transaction resulted in the receipt of $36.4 million in cash and expenses of $1.5 million. The sale resulted in a pre-tax gain of $11.0 million, which included the disposition of approximately $2.9 million of goodwill previously carried by the Nutraceuticals business unit. Under the stock purchase agreement, we have agreed to indemnify NBTY for a number of matters, including the breach of our representations, warranties and covenants contained in the stock purchase agreement, in some cases until the expiration of the statute of limitations applicable to claims related to such breaches. On September 28, 2006, as a requirement of the Nutraceuticals disposition, we redeemed Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in a restricted cash collateral account were utilized for this repayment. The balance of the restricted cash collateral was returned to Zila. We recognized a $0.2 million charge for unamortized deferred financing costs at the time of the retirement of these bonds.

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

On June 27, 2005, our subsidiary, Zila Pharmaceuticals, Inc., sold substantially all of the assets of its Zilactin® brand of over-the-counter lip and oral care products to Blairex Laboratories, Inc., an Indiana corporation (“Blairex”), for $10.3 million. Subsequent to the sale, we were engaged in an arbitration proceeding regarding this disposition, which was settled on November 3, 2006. The settlement required the payment of approximately $0.7 million to Blairex. The settlement cost is included in loss from discontinued operations during fiscal 2007. Separately, we incurred approximately $0.3 million of expense in fiscal 2008 for pending litigation with Dr. James E. Tinnell, which is more fully described in Note 15 “Commitments and Contingencies” and relates to the previously disposed Zilactin® product line.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of these discontinued operations are as follows (in thousands):

	2007	2006

Nutraceuticals:
Net revenues	$1,629	$21,473
Loss from discontinued operations	(1,360)	(3,046)
Gain on disposal of discontinued operations	11,024	—
Pharmaceuticals:
Net revenues	$3,694	$6,176
Income from discontinued operations	849	375
Gain (loss) on disposal of discontinued operations	5,161	(629)
Total discontinued operations:
Net revenues	$5,323	$27,649
Loss from discontinued operations	(511)	(2,671)
Gain (loss) on disposal of discontinued operations	16,185	(629)

As of July 31, 2008 and 2007, current liabilities of the divested operations of approximately $0.1 million and $0.2 million, respectively, consist primarily of accounts payable and other accrued expenses related to the previously divested Pharmaceuticals operations.

4.	Inventories

Inventories consist of the following as of July 31 (in thousands):

	2008	2007

Finished goods	$675	$1,413
Work-in-process	396	323
Raw materials	2,470	2,659
Inventory reserves	(434)	(320)

Total inventories	$3,107	$4,075

5.	Property and Equipment

Property and equipment consist of the following as of July 31 (in thousands):

	2008	2007

Land	$529	$529
Buildings and improvements	2,132	2,181
Furniture and equipment	3,408	2,360
Leasehold improvements and other assets	823	1,360
Production, laboratory and warehouse equipment	4,582	4,423

Total property and equipment	11,474	10,853
Less: Accumulated depreciation and amortization	(6,157)	(4,634)

Property and equipment — net	$5,317	$6,219

Depreciation expense related to property and equipment for fiscal 2008, 2007 and 2006 for continuing operations was approximately $1.6 million, $1.0 million and $0.6 million, respectively. For fiscal 2008 and 2007,

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.5 million and $0.3 million of depreciation expense was included in cost of products sold, respectively. Depreciation expense related to property and equipment for 2008, 2007 and 2006 for discontinued operations was approximately nil, $0.1 million and $1.0 million, respectively. As of July 31, 2008 and 2007, assets of approximately $0.2 million were required to be capitalized in accordance with SFAS No. 13 “Accounting for Leases” (“SFAS 13”). These capital leased assets are included in “furniture and equipment” and “production and warehouse equipment,” net of accumulated amortization of less than $0.1 million and approximately $0.1 million as of July 31, 2008 and 2007, respectively. Amortization expense related to these capital leased assets was less than $0.1 million for the years ended July 31, 2008 and 2007.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of July 31 (in thousands):

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Purchased technology	$15,592	$(6,732)	$8,860	$15,592	$(5,708)	$9,884
Trademarks	168	(18)	150	132	(11)	121
Patents	2,019	(385)	1,634	2,495	(350)	2,145
Licensing costs	2,674	(1,777)	897	2,674	(1,514)	1,160
Covenants not to compete and other	3,556	(2,153)	1,403	3,556	(876)	2,680

Total amortizable intangible assets	24,009	(11,065)	12,944	24,449	(8,459)	15,990
Unamortizable trademarks	5,449	—	5,449	5,449	—	5,449

Total other intangible assets	29,458	(11,065)	18,393	29,898	(8,459)	21,439
Goodwill	10,171	—	10,171	10,171	—	10,171

Total intangible assets	$39,629	$(11,065)	$28,564	$40,069	$(8,459)	$31,610

Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

	Range of	Weighted Average Remaining Useful Lives
	Useful Lives	July 31, 2008	July 31, 2007

Purchased technology	15	11.5	12.2
Trademarks	7-10	6.6	7.8
Patents	4-17	7.4	7.9
Licensing costs	7-10	3.4	4.4
Covenants not to compete and other	2-15	6.0	4.7

Goodwill increased by approximately $10.2 million as a result of the acquisition of Pro-Dentec during fiscal 2007. There were no changes in the carrying amount of goodwill for the year ended July 31, 2008.

Amortization of intangible assets for continuing operations was approximately $2.7 million, $2.1 million $0.8 million for the years ended July 31, 2008, 2007 and 2006, respectively. Amortization of intangible assets for discontinued operations was approximately nil, $0.1 million and $0.7 million for the years ended July 31, 2008,

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006, respectively. Estimated future amortization expense for fiscal 2009 through 2013, based on balances existing at July 31, 2008, is as follows (in thousands):

2009	$1,905
2010	1,512
2011	1,499
2012	988
2013	679

7.	Accrued Liabilities

Accrued liabilities consist of the following as of July 31 (in thousands):

	2008	2007

Accrued research and development	$1,154	$1,864
Accrued employee compensation and related taxes	1,000	1,876
Accrued professional and consulting fees	795	569
Accrued fee due Investors for Restructuring (see Note 8)	—	600
Other accrued expenses	1,110	679

Total accrued liabilities	$4,059	$5,588

8.	Debt

Debt consists of the following as of July 31 (in thousands):

	2008	2007

Long-term debt:
Senior Secured Convertible Notes	$12,000	$12,000
Unamortized discount — Senior Secured Convertible Notes	(3,560)	(5,345)

Senior Secured Convertible Notes — net	8,440	6,655
PharmaBio	500	500
Capital lease obligations	105	181

Total long-term debt	9,045	7,336
Less: Current portion of capital lease obligations	(71)	(77)

Long-term debt — net of current portion	$8,974	$7,259

Private Placements

In November 2006, we consummated two private placements (the “Private Placements”) for gross proceeds of approximately $40.0 million. Pursuant to the first purchase agreement, we issued and sold:

(i) 1,300,000 shares of Zila’s common stock for $12.25 per share (the “Shares”);

(ii) Approximately $12.1 million in aggregate principal amount of 12.0% Unsecured Convertible Notes (the “Unsecured Notes”), which converted into 985,714 shares (the “Unsecured Note Shares”) of Zila’s common stock at a conversion price of $12.25 per share on December 14, 2006, the date on which our stockholders approved, among other things, the Private Placements;

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) Warrants to purchase approximately 772,000 shares of Zila’s common stock, which became exercisable in May 2007 for five years at an exercise price of $15.47 per share (the “Initial Warrants”);

(iv) Warrants to purchase approximately 444,000 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Additional Warrants”).

Pursuant to the second purchase agreement, we issued and sold:

(i) Approximately $12.0 million in aggregate principal amount of 6.0% Senior Secured Convertible Notes (the “Secured Notes”), are due in November 2009 and became convertible into 779,221 shares of Zila’s common stock at a conversion price of $15.40 following approval by our stockholders on December 14, 2006; and

(ii) Warrants to purchase 272,727 shares of Zila’s common stock, which became exercisable for five years at an exercise price of $15.47 per share following approval by our stockholders on December 14, 2006 (the “Secured Note Warrants”).

The Private Placements were made only to accredited investors in transactions that are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation D promulgated thereunder. Roth Capital Partners, LLC (“Roth”) served as placement agent in the transaction and received warrants to purchase approximately 174,100 shares of common stock at an exercise price of $15.47 per share (the “Roth Warrants”). Additionally, we paid Roth cash fees of $1.7 million at the closing of the Private Placements and on February 20, 2007, after negotiation, we issued 41,390 shares of our common stock to Roth as well as the Roth Warrants in final settlement of the fees.

The Additional Warrants and some of the Initial Warrants were issued in connection with the Unsecured Notes, and the fair values of these Additional Warrants and Initial Warrants were allocated as discounts to the Unsecured Notes. The remaining Initial Warrants were issued in connection with the Shares, and these Initial Warrants were allocated as a reduction of proceeds from the issuance of the Shares. The Secured Note Warrants were allocated as discounts to the Secured Notes. The fair value of the Roth Warrants was allocated between deferred financing cost and the proceeds from the issuance of the Shares on a relative fair value basis. The net proceeds from the issuance of the Shares were approximately $7.6 million, net of the effect of the relative fair value of the Initial Warrants of approximately $6.3 million and transaction costs of approximately $2.0 million. Upon conversion of the Unsecured Notes on December 14, 2006 an unamortized discount of approximately $6.1 million and deferred financing costs of approximately $1.5 million were recorded as additional paid-in capital. The conversion price of the Secured Notes of $15.40 per common share at its commitment date, the date of shareholder approval on December 14, 2006, was below the market price of $18.06 per common share. In accordance with EITF 98-5 and EITF 00-27 we recorded a discount to the Secured Notes, with an offset to additional paid-in capital, of $4.4 million, which represented the difference between the effective conversion price and the fair value of our common stock, multiplied by the number of shares into which the Secured Notes are convertible. This discount will be amortized to interest expense from December 14, 2006 to the contractual maturity of the Secured Notes. Should the Secured Notes be converted or otherwise extinguished prior to their contractual maturity the unamortized balance will be charged to interest expense at such time.

We granted registration rights for the Shares and shares of common stock issuable upon conversion of the debt instruments and exercise of the warrants. A dispute arose with certain investors (the “Investors”) regarding the extent of the registration rights. On August 13, 2007, we reached an agreement with the Investors to restructure the Investors’ holdings (the “Restructuring”) and to provide us with relief from certain financial and non-financial covenants contained in the Secured Notes (the “Amendment Agreement”). As amended and restated (the “Amended and Restated Secured Notes”) are in the same aggregate principal amount as the Secured Notes, or approximately $12.0 million, but are due July 31, 2010. The Amended and Restated Secured Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Amended and Restated Secured Notes remain convertible into shares of common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Amended and Restated Secured Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to maintain specified cash and defined EBITDA levels.

As part of the Restructuring, we also agreed to:

(i) Repurchase 133,262 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $9.38 per Unsecured Note Share;

(ii) Repurchase 32,467 Secured Note Warrants from the Investors for approximately $0.15 million in cash, at a price based on a Black-Scholes valuation, or $4.62 per Secured Note Warrant; and

(iii) Pay the Investors a $0.6 million fee.

The Amendment Agreement contained a mutual release of claims. We concluded that the Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Amendment Agreement has not been accounted for as a debt extinguishment. As of July 31, 2007, the $0.6 million fee has been accrued as the resolution of the registration rights dispute with the Investors and the fair value of the shares and warrants has been reclassified from permanent equity to a current liability. No income or loss was recognized as a result of this reclassification. The increase in the fair value of these financial instruments from July 31, 2007 to the date they were repurchased on August 13, 2007 of less than $0.1 million has been accounted for as a charge to earnings in the first quarter of fiscal 2008. Separately, we have expensed approximately $0.1 million during the year ended July 31, 2007 for costs incurred with third parties that were directly related to the Amendment Agreement, which is included in general and administrative expense in the accompanying Consolidated Statement of Operations.

In connection with the Restructuring and the issuance of the Amended and Restated Secured Notes, we also received waivers from the required majority of the holders of the Initial Warrants, Additional Warrants and Secured Note Warrants waiving any antidilution rights to which any holder of such warrants would otherwise be entitled in connection with the issuance of any shares as payment for interest on the Amended and Restated Secured Notes. On August 13, 2007, we entered into a registration rights agreement that resolved certain claims with the Investors. Separately, a side letter that imposed certain corporate governance obligations on Zila, the most notable of which that had not yet been fulfilled was to appoint two additional directors to our Board of Directors, was terminated.

On June 3, 2008 we entered into a second amendment agreement (the “Second Amendment Agreement”) to the Secured Notes (the “Second Amended and Restated Secured Notes”), which resulted in a change in certain financial covenants as follows:

(i) The cash and cash equivalents balance that is required to be maintained at the end of each fiscal quarter commencing with the fiscal quarter ending July 31, 2008 was reduced from $2.0 million to $1.0 million; and

(ii) The required EBITDA level, as defined in the Second Amended and Restated Secured Notes (“Defined EBITDA”), of at least $1.00 must be met for any one fiscal quarter on or prior to our quarter ending July 31, 2009. Prior to the Second Amendment Agreement, we were required to have Defined EBITDA of at least $1.00 for each of the fiscal quarters ending July 31, 2008 and October 31, 2008. This covenant was satisfied during the fourth quarter of fiscal 2008.

In exchange for the covenant modifications, we issued 660,942 common shares with a fair value of $1.2 million based on quoted market prices on the date of the Second Amendment Agreement. Additionally, the creditors

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returned 485,157 warrants that they had been previously issued in connection with the original issuance of the Secured Notes and other financing transactions. The aggregate fair value of these warrants as of the date of this modification, based on the Black Scholes model, was $0.1 million. No other terms of these notes were altered as a result of the Second Amendment Agreement. We concluded that the Second Amended and Restated Secured Notes are not substantially different from the original Secured Notes and accordingly, the Second Amendment Agreement has not been accounted for as a debt extinguishment. The Second Amended and Restated Secured Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries.

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

On September 11, 2008, we entered into a Third Amendment Agreement with the Investors that serves to limit the amount of the Second Amended and Restated Secured Notes that each Investor is allowed to convert into Zila’s common shares. Under the Third Amendment Agreement, holders shall not have the right to convert any portion of their Second Amended and Restated Secured Notes in the event that the holder would beneficially own in excess of 4.999% of our common stock issued and outstanding immediately after giving effect to such conversion.

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

Balances under the Term Loan Facility accrued interest at a rate of 14.0% per annum. The Credit Facility contained affirmative and negative covenants, and events of default. The Credit Facility was secured (i) with certain exceptions, by a first priority interest in substantially all of our assets and (ii) the pledge and physical possession of the capital stock of certain of our domestic subsidiaries.

In connection with obtaining the Credit Facility, we paid $2.3 million in financing costs, which were being amortized to interest expense over the original two-year term of the loan using the effective interest method. Interest expense related to these costs was approximately $0.4 million for the fiscal year ended July 31, 2006.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with entering into the Credit Facility and terminating the Wells Fargo Facility, the Company terminated a guarantee and deed of trust associated with the replacement letter of credit for the benefit of the holders of Industrial Development Revenue Bonds, the proceeds of which were used for the construction of a manufacturing facility. In place of the guarantees and deed of trust, the Company increased the balance of the related interest bearing collateral account to approximately $3.6 million. During fiscal 2007 and in connection with the disposition of our Nutraceuticals business unit, we redeemed the Industrial Development Revenue Bonds in the amount of $2.8 million plus accrued interest. Funds in the restricted cash collateral account were utilized for this repayment and the manufacturing facility was disposed of as part of this disposition.

As consideration for entering into the Credit Facility, we issued a warrant to BDCF to purchase 171,429 shares of our common stock. BDCF subsequently transferred such warrant to an affiliate, namely BDC Finance, L.L.C. (“BDC”). The warrant initially had an exercise price of $26.53 per share and expires March 24, 2011. As consideration and inducement to enter into the First and Fifth Amendments to the Credit Agreement, described below, the exercise price of the warrant was reduced to $21.98 and $15.54 per share, respectively. We recorded a debt discount of approximately $2.2 million based on the portion of the proceeds allocated to the fair value of the warrant as of March 24, 2006.

From June 6, 2006 to September 25, 2006, we entered into the five separate amendments to the Credit Facility, which among other things:

(i) Amended certain financial covenants and financial reporting requirements;

(ii) Waived certain defaults that occurred under the terms of the Credit Facility and adjusted certain Events of Default (as defined in the Credit Agreement);

(iii) Required the re-pricing of the warrant that was issued in connection with the Credit Facility from $26.53 to $21.98 per share under terms of the First Amendment to the Credit Facility, with an additional adjustment to $15.54 per share under the terms of the Fifth Amendment to the Credit Facility. The re-pricings had the effect of increasing the value of the warrant by approximately $0.2 million for each re-pricing;

(iv) Required amendment fees totaling approximately $0.6 million.

PharmaBio Development, Inc.

In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our then contract research organization. Under this agreement, PharmaBio invested $500,000 in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of an oral cancer diagnostic drug product in the European Union and the United States. The aggregated amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.

Capital Leases

We lease facilities and equipment, some of which are required to be capitalized in accordance with SFAS 13. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset recorded in property and equipment and an offsetting amount recorded as a liability.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

Aggregate annual maturities of long-term debt and minimum payments under capital leases for the fiscal years ending July 31 are as follows (in thousands):

	Long-Term	Capital
	Debt	Leases	Total

2009	$—	$71	$71
2010	12,000	34	12,034
2013 and thereafter	500	—	500

Total	12,500	105	12,605
Less: Current portion	—	(71)	(71)
Less: Discount on Senior Notes	(3,560)	—	(3,560)

Long-term portion	$8,940	$34	$8,974

9.	Share Based Payments

Stock Options and Awards

We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants as approved by our Board of Directors. RSUs represent a contingent right to receive shares of our stock at a future date provided certain performance targets are met and can be forfeited or accelerated under certain conditions. We grant stock awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila, as defined in the plan. During December 2007, our shareholders approved an increase to the authorized shares in our share-based stock award plan by 428,571 shares. As of July 31, 2008 there were 353,604 registered shares available for grant under the plan.

Effective August 1, 2005, we adopted SFAS 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123R requires all share-based payments to employees (including share-based payments granted to non-employee members of a company’s board of directors) to be recognized in the financial statements based on their grant date fair values using an option-pricing model, such as the Black-Scholes model. We elected to use the modified prospective method for adoption, which requires recording compensation expense for all unvested stock options and restricted shares beginning in the first quarter of adoption. For all unvested options outstanding as of August 1, 2005, compensation expense previously measured under SFAS 123, but unrecognized, will be recognized using the straight-line method over the remaining vesting period. For share-based payments granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, as defined by SFAS 123R, will be recognized using the straight-line method from the date of grant over the service period of the employee receiving the award.

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

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of our lack of earnings history, no excess tax benefit has been recognized and therefore no financing cash inflow is presented in our accompanying consolidated statements of cash flows for the years ended July 31, 2008, 2007 and 2006.

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

	2008	2007	2006

Risk-free interest rate	3%	5%	4%
Expected volatility	60%	61%	67%
Expected term (in years)	5	6	5
Dividend yield	—	—	—

Under the 1997 Stock Award Plan, our non-employee directors will receive an annual grant of 4,286 shares based on certain tenure and meeting attendance requirements as defined in the plan. In addition, our Board of Directors may grant discretionary awards to non-employee directors. These stock options vest quarterly in equal increments.

During fiscal 2008, 2007 and 2006, we granted stock options to non-employee consultants to purchase 6,429, 18,286 and 14,571 shares of common stock, respectively, which are adjusted to current fair value each quarter during their vesting periods as services are rendered. During fiscal 2008 and 2007, we recognized less than $0.1 million of expense relative to these stock options and during fiscal 2006, we recognized approximately $0.1 million as general and administrative expense for these stock options.

A summary of stock option activity for our stock award plan for the fiscal year ended July 31, 2008 is as follows (in thousands except exercise price per share amounts):

		Weighted
		Average
	Number	Exercise
	of Options	Price

Options outstanding — beginning of year	417	$21.77
Granted	447	7.77
Exercised	(1)	7.84
Expired	(206)	22.68
Forfeited	(142)	13.72

Options outstanding — end of year	515	11.55

The weighted-average grant-date fair value of options granted to our employees and directors during fiscal 2008, 2007 and 2006 was $4.23, $10.36 and $14.42, respectively. The total intrinsic value of options exercised and cash received from these exercises during fiscal 2008 and 2007 was less than $0.1 million for each fiscal year. The total intrinsic value of options exercised and cash received from these exercises during fiscal 2006 was approximately $0.1 million and $0.2 million, respectively. Cash received from option exercises is reflected as a financing activity in the accompanying Consolidated Statements of Cash Flows within the caption, “proceeds from issuance of common stock.”

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relative to our options outstanding at July 31, 2008 is summarized as follows:

		Vested or
		Expected
	Outstanding	Vest	Exercisable

Number of options	515	467	237
Aggregate intrinsic value of options	$—	$—	$—
Weighted average remaining contractual term (in years)	6.7	6.4	4.1
Weighted average exercise price	$11.55	$11.90	$15.33

During fiscal 2007, we began awarding shares of unvested common stock to certain key executives. The unvested shares contain restrictions requiring continued employment. The awards are expensed on a straight-line basis over the vesting period. Within 60 days of the lapse of the restrictions, we are required to issue a stock certificate for the vested shares. The stock awards provide full shareholder rights from the date of grant. Unvested shares under stock awards are not included in our common shares issued and outstanding until the vested shares are issued. A summary of unvested common stock award activity within our share-based compensation plan for the fiscal year ended July 31, 2008 is as follows (shares in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term	Value

Unvested balance — beginning of year	19	$17.00	1.4	$173
Granted	240	4.00
Vested	(203)	5.00
Forfeited	—	—

Unvested balance — end of year	56	7.00	1.1	$107

The total fair value of restricted shares that vested during fiscal 2008 and 2007 was approximately $0.8 million and $0.4 million, respectively.

Stock-based compensation costs for employee options and restricted stock grants are reflected in the following financial statement captions for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Marketing and selling	$212	$168	$14
General and administrative	1,782	1,583	550
Research and development	3	8	17
Inventory	29	11	4
Discontinued operations	—	—	22

Total stock-based compensation	$2,026	$1,770	$607

Included in the general and administrative caption in the above table is expense of less than $0.1 million for the years ended July 31, 2008 and 2007 and an expense of approximately $0.1 million for the fiscal year ended July 31, 2006 that relates to non-employee options, which are adjusted to current value each reporting period during their vesting term as services are rendered.

As of July 31, 2008, total unrecognized compensation cost related to unvested stock options and unvested stock awards was approximately $2.1 million and $0.2 million, respectively, with a weighted-average period over which these costs are expected to be recognized is approximately 2.2 years and 1.1 years, respectively.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

As of July 31, 2008, we have warrants outstanding for the purchase of 1,384,424 shares of our common stock, all of which were exercisable. We issued these warrants in connection with financing arrangements and the value of these warrants was determined using a Black-Scholes model. Activity related to these warrants, which expire at various dates through March 2011, is summarized as follows (in thousands except exercise price per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value

Warrants outstanding — beginning of year	1,846	$15.42	4.3	$28
Granted	68	14.63
Returned or repurchased	(518)	15.47
Expired	(12)	6.86

Warrants outstanding — end of year	1,384	$14.76	3.3	$—

As a result of our issuance of 660,942 common shares in connection with the Second Amendment Agreement to our Secured Notes, we issue an additional 68,367 warrants related to antidilution provisions contained in certain of our outstanding warrants and adjusted the exercise price of such warrants to $14.63 from $15.47. This adjustment resulted in a change in the fair value of these warrants of less than $0.1 million.

Stock Purchase Plan

Under the Zila, Inc. Employee Stock Purchase Plan, we are authorized, as of July 31, 2001, to issue up to 285,714 shares of common stock to our eligible employees, nearly all of whom are eligible to participate. Eligible employees may have up to 15.0% of eligible compensation withheld and/or they may make a lump sum payment on the last day of the offering to purchase our common stock. The purchase price for each share of stock is 85.0% of the lower of the closing price on the first or last day of the offering period. A total of 9,061, 1,529 and 7,130 common shares were purchased in fiscal 2008, 2007 and 2006 under the terms of this plan, respectively, for aggregate proceeds of approximately $0.1 million, less than $0.1 million and $0.1 million, respectively. Our Employee Stock Purchase Plan is compensatory as defined under SFAS 123R, and accordingly we recognized non-cash stock-based compensation expense relative to this plan, which was less than $0.1 million for fiscal 2008, 2007 and 2006. There are approximately 0.2 million shares available for grant under this plan as of July 31, 2008.

10.	Income Taxes

The consolidated income tax (benefit) provision for continuing operations consists of the following for the years ended July 31 (in thousands):

	2008	2007	2006

Current:
Federal	$—	$—	$—
State	(9)	65	4

Total current	(9)	65	4

Deferred:
Federal	—	(8,301)	—
State	—	(1,432)	—

Total deferred	—	(9,733)	—

Total income tax benefit	$(9)	$(9,668)	$4

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory rate to the effective income tax rate for continuing operations for the years ended July 31 is as follows:

	2008	2007	2006

Federal statutory rate	(35)%	(35)%	(35)%
Adjustments:
Non-deductible intangible asset amortization	1	1	1
Non-deductible financing costs	4	1	—
Non-deductible stock-based compensation	2	1	—
Non-taxable fair value adjustments	—	(1)	—
Increase in valuation allowance	28	(1)	34

Effective tax rate	—%	(34)%	—%

Deferred income tax assets and liabilities consist of the following as of July 31 (in thousands):

	2008	2007

Deferred income tax assets:
Net operating loss carry forwards	$19,205	$15,634
Alternative minimum tax credit	230	230
Other reserves and accruals	437	573
Stock-based compensation	703	437
Other	122	188

Total deferred income tax assets	20,697	17,062

Deferred income tax liabilities:
Depreciation and amortization	(113)	(495)
Book basis versus tax basis differences	(5,089)	(5,861)
Federal income tax on state net operating loss carryforwards	(848)	(673)
Beneficial conversion feature of Secured Notes	(893)	(1,341)
Other	(279)	(278)

Total deferred income tax liabilities	(7,222)	(8,648)

Valuation allowance	(13,475)	(8,414)

Net deferred income tax assets	$—	$—

We have a valuation allowance for our net deferred tax assets due to a lack of earnings history. We regularly review our past earnings history and trends and projections of future net income to determine whether a valuation allowance is necessary. During the fiscal years 2008, 2007 and 2006, we determined that it was more likely than not that certain future tax benefits would not be realized. The increase in the valuation allowance of approximately $5.1 million for the fiscal year ended July 31, 2008 is primarily attributable to losses from current-year operations. The decrease in the valuation allowance of approximately $8.0 million for the fiscal year ended July 31, 2007 is primarily attributable to (i) an increase of $10.4 million related to losses from continuing operations, (ii) a decrease of $10.0 million related to income from discontinued operations (iii) a decrease of $7.1 million related to purchase accounting adjustments from the stock acquisition of Pro-Dentec and (iv) a decrease of $1.3 million related to the deferred tax liability recorded to additional paid-in capital for the beneficial conversion feature of the Secured Notes. Accordingly, valuation allowances were provided for the entire amount of the net deferred tax assets in these

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. Income taxes payable as of July 31, 2008 and 2007 were de minimis. The other comprehensive loss of less than $0.1 million for fiscal 2008, 2007 and 2006 reflects no income tax effect due to the recording of valuation allowances.

As of July 31, 2008, we had federal net operating loss carry forwards of approximately $47.9 million, which expire in years 2010 through 2028. In the event of a change in control, under IRS Section 382 (“Section 382”), the utilization of our Federal net operating loss carryforwards would be limited. Due to various transactions involving our common stock, a statutory “ownership change”, as defined under Section 382, may have occurred during the fiscal year ended July 31, 2008. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses generated before the ownership change and, in certain circumstances, subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. Due to the significant complexity associated with the Section 382 regulations, we are currently analyzing whether there has been an ownership change as well as the impact such a change would have on our net operating loss carryforwards. Since we have recorded a valuation allowance for our net deferred tax assets, any adjustment to our net operating loss carryforwards resulting from a Section 382 limitation would not require us to record any additional income tax expense for the current year.

11.	Supplemental Schedule of Cash flow Information

Supplemental cash flow information for the three fiscal years ended July 31 follows (in thousands):

	2008	2007	2006

Interest paid	$248	$1,314	$976
Income taxes paid	14	172	102
Fair value of 660,942 common shares issued for payment of the Second Amendment Agreement, net of 485,157 warrants returned	1,086	—	—
Insurance policy financed with short-term borrowings	275	299	296
Capital lease obligation for new equipment	—	181	65
Beneficial conversion feature of Secured Convertible Notes	—	4,397	—
Conversion of Unsecured Convertible Notes	—	4,452	—

12.	Convertible Preferred Stock

During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of July 31, 2008 and 2007, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Treasury Stock

During fiscal 2001, we began acquiring shares of our common stock under a stock repurchase program announced in November 1999. The program authorized the repurchase of up to 142,857 shares of Zila common stock from time to time on the open market depending on market conditions and other factors. Under this repurchase program, we purchased 32,157 shares of common stock at an aggregate cost of approximately $0.6 million, and made the last purchases under this program in fiscal 2003, after which we suspended purchases under the program. In fiscal 2005, we reissued 955 shares of treasury stock for a stock award.

In connection with the Amendment Agreement described in Notes 8 and 15, on August 13, 2007, we repurchased 133,262 Unsecured Note Shares from the Investors for approximately $1.25 million in cash, at a price based on the average closing bid price of our common stock for the ten trading days prior to August 13, 2007, or $9.38 per Unsecured Note Share. These shares have been treated as treasury stock as of July 31, 2007, and during the first quarter of fiscal 2008 these treasury shares were retired.

14.	Leases

We lease offices, warehouse facilities and certain equipment, under capital and operating leases, with terms generally ranging up to 2011 with options to renew for additional periods. We entered into new capital leases totaling approximately $0.2 million and $0.1 million during fiscal 2007 and 2006, respectively. No capital lease agreements were entered into during fiscal 2008. Interest paid as part of capital lease obligations was less than $0.1 million for fiscal 2008, 2007 and 2006. Amortization of assets recorded under capital leases is included in depreciation expense. Operating leases are charged to expense as incurred. Rent expense for continuing operations was approximately $0.6 million, $0.5 million and $0.2 million for fiscal 2008, 2007 and 2006, respectively.

As part of our strategy to employ financial assets in core business competencies, on January 30, 2004, we completed the sale and a five-year leaseback of our corporate headquarters for approximately $1.7 million in net cash. We realized a gain of $1.2 million, of which we recognized approximately $0.5 million at the time of the transaction, which represents the excess of the net proceeds over the net present value of the future lease payments. The balance of the gain of approximately $0.7 million was deferred and amortized on a straight-line basis over the five-year lease term as a reduction of rent expense in general and administrative expenses. The leaseback is accounted for as an operating lease. As of July 31, 2008 and 2007, the balance of the deferred gain was approximately $0.1 million and $0.2 million, respectively.

Future minimum lease payments as of July 31, 2008 for capital and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2009	$78	$437	$515
2010	35	177	212
2011	—	72	72

Total minimum lease payments	113	$686	$799

Less: Amounts representing interest	(8)

Present value of future minimum lease payments	105
Less: Current portion of capital lease obligations	(71)

Long-term portion of capital lease obligations	$34

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

Litigation

Except as described below, as of July 31, 2008, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in Tinnell’s then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent. Both parties filed motions for summary judgment and on September 30, 2008, the court denied both motions and ordered the parties to meet and confer on pre-trial matters before the end of the year.

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

Data Management Services Agreement

Our marketing programs reach most U.S. dental offices and include continuing education seminars that dentists and their staffs pay to attend. During March 2008 upon completion of our competitive bidding process, we entered into an agreement with Designing Solutions, LLC to assist us in managing continuing education program data and information. Designing Solutions, LLC is an entity managed by a member of our Board of Directors, George J. Vuturo, RPh, PhD. The agreement calls for an initial development fee of approximately $26,000, which was paid during fiscal 2008, and future recurring monthly fees that are based in part on the number of continuing

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

education seminars conducted by Zila and the number of participants at these seminars. After the completion of the initial development, this contract is for services as requested by Zila.

Registration Payment Arrangements

We have entered into various registration rights agreements in connection with financing transactions. In some instances, these registration rights agreements contain provisions that may call for us to pay penalties in certain circumstances. These registration payment arrangements primarily relate to our ability to either file a registration statement within a particular time period, have a registration statement declared effective within a particular time period or to maintain the effectiveness of a registration statement for a particular time period. As of July 31, 2008, all registration statements that contain penalty provisions have been filed and declared effective, or the securities covered by such registration rights agreements have been sold or can be sold under Rule 144 of the Securities Act of 1933 by the investors who purchased such securities and accordingly, we are in compliance with such registration payment arrangements. We will be required to file registration statements in the future for shares that are issued as payment of interest on our Second Amended and Restated Secured Notes. If we do not file such registration statements, we would be subject to cash penalties equal to 1.0% of the Market Price (as defined in the Amended and Restated Notes) of the registrable securities for each 30-day period or pro rata for any portion thereof following the filing deadline. We do not believe it is probable that penalty payments will be made for the registration rights agreements discussed above and accordingly have not accrued for such potential penalties as of July 31, 2008 or 2007.

FDA Observation Letter

During September 2008, after completion of a cGMP audit of our fluoride manufacturing facility, we received notice from the FDA regarding certain deficiencies in our documentation, processes and procedures relative to certain of our fluoride products. We have halted production of these products until the issues can be resolved. As of July 31, 2008, we have provided an estimated reserve of approximately $0.2 million related to these products and this issue.

16.	Net Loss Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended July 31, 2008, 2007 and 2006 (in thousands of dollars and shares):

	2008	2007	2006

Numerator:
Net loss	$(16,417)	$(13,203)	$(29,385)

Denominator:
Basic and diluted weighted average number of common shares outstanding	8,956	8,054	6,529

Antidilutive securities not included in the diluted earnings per share calculation:
Options and warrants to purchase common shares	—	27	49
Common share stock awards	14	6	—
Convertible preferred stock	100	100	100

Total potentially dilutive securities	114	133	149

As of July 31, 2008 and 2007, we have approximately $12.0 million of Second Amended and Restated Secured Notes outstanding that are convertible into 779,221 shares of our common stock, which have been excluded from the above table due to the fact that the conversion price of these notes is less than the quoted market price of our common stock on July 31, 2008.

ZILA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefit Plan

Our contributions to the Zila Plan, inclusive of our discontinued operations, were approximately $0.2 million, $0.3 million and $0.2 million for fiscal 2008, 2007 and 2006, respectively. Contributions relative to our discontinued operations were approximately nil, $0.1 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively.

18.	Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary (in thousands, except per share amounts):

	Fiscal 2008 Quarterly Data
	First	Second	Third	Fourth

Net revenues	$11,440	$10,491	11,245	$11,885
Gross profit	6,859	6,246	6,807	7,786
Loss from continuing operations	(4,683)	(4,589)	(4,443)	(2,409)
Loss from discontinued operations	(172)	(147)	(2)	67
Net loss	(4,855)	(4,736)	(4,445)	(2,342)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.53)	$(0.52)	$(0.50)	$(0.26)
Loss from discontinued operations	(0.02)	(0.02)	—	0.01

Net income (loss)	$(0.55)	$(0.54)	$(0.50)	$(0.25)

	Fiscal 2007 Quarterly Data
	First	Second	Third	Fourth

Net revenues	$339	$7,149	$10,894	$10,419
Gross profit	(161)	4,123	6,663	6,319
Loss from continuing operations	(2,495)	(6,442)	(4,401)	(5,767)
Income from discontinued operations	2,237	291	93	3,320
Net loss	(258)	(6,151)	(4,308)	(2,447)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.38)	$(0.81)	$(0.50)	$(0.65)
Loss from discontinued operations	0.34	0.03	0.01	0.37

Net income (loss)	$(0.04)	$(0.78)	$(0.49)	$(0.28)

19.	Geographic Information

Prior to the acquisition of Pro-Dentec in fiscal 2007, our operations that are domiciled in foreign countries were negligible. With the acquisition of Pro-Dentec, we now have operations in Canada. As of July 31, 2008 and 2007, accounts receivable relative to these Canadian operations were $0.3 million and $0.2 million, respectively, and inventories and long-lived assets were less than $0.1 million. Net revenues from our Canadian operations for fiscal 2008 and 2007 were approximately $2.1 million and $1.1 million, respectively. Revenue recognized in certain European markets during fiscal 2008 was approximately $0.15 million and less than $0.1 million in fiscal 2007 and 2006. Pretax net loss from our U.S. operations was approximately $16.1 million, $12.9 million and $29.1 million for the years ended July 31, 2008, 2007 and 2006, respectively. Pretax net loss from our foreign operations was approximately $0.3 million, $0.2 million and $0.2 million for the years ended July 31, 2008, 2007 and 2006, respectively.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance —	Charged to		Balance —
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Allowance for doubtful accounts receivable:
July 31, 2006	$—	$—	$—	$—
July 31, 2007	—	118	(35)	83
July 31, 2008	83	80	(53)	110
Allowance for sales returns:
July 31, 2006	19	10	(20)	9
July 31, 2007	9	105	(24)	90
July 31, 2008	90	29	—	119
Inventory reserve:
July 31, 2006	129	52	(126)	55
July 31, 2007	55	266	(1)	320
July 31, 2008	320	291	(177)	434
Deferred tax valuation allowance:
July 31, 2006	5,606	10,799	—	16,405
July 31, 2007	16,405	—	(7,991)	8,414
July 31, 2008	8,414	5,061	—	13,475

INDEX TO EXHIBITS

Exhibit		Method
Number	Description	of Filing

3-A	Certificate of Incorporation, as amended	A
3-B	Certificate of Amendment to Certificate of Incorporation	M
3-C	Certificate of Amendment to Certificate of Incorporation	V
3-D	Certificate of Amendment to Certificate of Incorporation	Ag
3-E	Amended and Restated Bylaws of Zila, Inc., as amended and restated through April 2, 2008	Af
4-A	Specimen Stock Certificate	A
4-B	Form of 12% Unsecured Note due May 2007	W
4-C	Form of 6% Senior Secured Note due November 2009	W
4-D	Form of Initial Warrant	W
4-E	Form of Additional Warrant	W
4-F	Form of Secured Note Warrant	W
4-G	Warrant, dated February 20, 2007, issued to Roth Capital Partners, LLC	X
4-H	Form of Third Amended and Restated Senior Secured Convertible Note due July 2010	Am
10-A	Employee Stock Purchase Plan(1)	E
10-B	Investment Agreement between Zila, Inc. and PharmaBio Development, Inc. dated December 18, 2002	H
10-C	Reimbursement Agreement between Oxycal Laboratories, Incorporated, an Arizona Corporation, and Wells Fargo Business Credit, Inc. relating to $3,900,000 — The Industrial Development Authority Revenue Bonds (Oxycal Laboratories, Incorporated Project) Series 1999A, dated as of February 6, 2004	I
10-D	Employment Agreement between Zila, Inc. and Douglas D. Burkett, Ph.D., dated as of October 21, 2003(1)	I
10-E	Lease between Zila, Inc. and Phoenix 7 LLC, dated January 30, 2004	I
10-F	Offer letter between Zila, Inc. and Andrew A. Stevens dated January 15, 2004(1)	J
10-G	1997 Stock Award Plan, as amended, dated September 30, 2004(1)	K
10-H	Offer letter between Zila, Inc. and Gary V. Klinefelter dated November 16, 2004(1)	L
10-I	Retention Agreement with Andrew A. Stevens effective March 7, 2005(1)	L
10-J	Retention Agreement with Diane E. Klein effective March 7, 2005(1)	L
10-K	Agreement of Purchase and Sale of Assets dated June 27, 2005 with Blairex Laboratories, Inc.	M
10-L	Form of Option Agreement(1)	M
10-M	Credit Agreement dated March 24, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-N	First Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	N
10-O	Second Amendment to Credit Agreement dated June 6, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	O
10-P	Third Amendment to Credit Agreement dated August 18, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	P
10-Q	Fourth Amendment to Credit Agreement dated August 31, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	Q
10-R	Fifth Amendment to Credit Agreement dated September 25, 2006 by and among Zila, Inc., Zila Technical, Inc., Zila Biotechnology, Inc., Zila Nutraceuticals, Inc., Zila Pharmaceuticals, Inc., and Zila Swab Technologies, Inc. and Black Diamond Commercial Finance, L.L.C.	R

Exhibit		Method
Number	Description	of Filing

10-S	Registration Rights Agreement, dated as of March 24, 2006, by and between Black Diamond Commercial Finance, L.L.C. and Zila, Inc.	N
10-T	Offer Letter between Zila, Inc. and Frank J. Bellizzi dated May 22, 2006	N
10-U	Warrant for the purchase of shares of common stock, dated March 24, 2006, issued to Black Diamond Commercial Finance, L.L.C. by Zila, Inc.	N
10-V	Amended and Restated Warrant to Purchase Shares of Common Stock, dated June 6, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	N
10-W	Amended and Restated Warrant to Purchase Shares of Common Stock, dated September 25, 2006, issued to BDC Finance, L.L.C. by Zila, Inc.	R
10-X	Stock Purchase Agreement by and between NBTY, Inc. and Zila, Inc. with respects to all of the outstanding capital stock of Zila Nutraceuticals, Inc. dated August 13, 2006	S
10-Y	First Amendment to Stock Purchase Agreement, dated September 28, 2006, by and between Zila, Inc. and NBTY, Inc.	T
10-Z	Purchase Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Aa	Purchase Agreement for the Secured Notes and Secured Note Warrants, dated November 13, 2006, by and among Zila, Inc. and the investors thereto	U
10-Ab	Agreement and Plan of Merger, dated November 13, 2006, by and among Zila, Inc., Zila Merger, Inc., Professional Dental Technologies, Inc. and certain stockholders thereto	U
10-Ac	Pledge and Security Agreement, dated November 28, 2006, by and among Zila, Inc., Zila Biotechnology, Inc., Zila Pharmaceuticals, Inc., Zila Technical, Inc., Zila Limited, Balyasny Asset Management, L.P. and the investor parties thereto	W
10-Ad	Engagement Letter, dated July 14, 2006, by and between Zila, Inc. and Roth Capital Partners, LLC	Ae
10-Ae	Registration Rights Agreement for the Shares, Unsecured Notes, Initial Warrants and Additional Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Af	Registration Rights Agreement for the Secured Notes and Secured Note Warrants, dated November 28, 2006, by and among Zila, Inc. and the investor parties thereto	W
10-Ag	Offer letter between Zila, Inc. and Lawrence A. Gyenes(1)	Y
10-Ah	Asset Purchase Agreement, dated September May 31, 2007, by and between Zila, Inc., Zila Pharmaceuticals, Inc., 3M and 3M Innovative Properties Company	Z
10-Ai	Employment Agreement between Zila, Inc. and Gary V. Klinefelter, dated as of March 30, 2007(1)	Ab
10-Aj	Employment Agreement between Zila, Inc. and Diane E. Klein, dated as of March 30, 2007(1)	Ab
10-Ak	Form of Restricted Stock Award Agreement(1)	Ab
10-Al	Severance Agreement and Release of Claims, dated June 13, 2007, by and between Zila, Inc. and Douglas D. Burkett	Aa
10-Am	Registration Rights Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-An	Amendment Agreement, dated August 13, 2007, by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Ac
10-Ao	Offer Letter, accepted August 16, 2007, by and between Zila, Inc. and David R. Bethune	Ad
10-Ap	Severance Agreement and Release, dated July 30, 2007, by and between Zila, Inc. and Lawrence A. Gyenes	Al
10-Aq	Amendment to Zila, Inc. 1997 Stock Award Plan	Ah
10-Ar	Employment Letter with David R. Bethune dated May 9, 2008	Ai

Exhibit		Method
Number	Description	of Filing

10-As	Registration Rights Agreement, dated June 3, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Aj
10-At	Second Amendment Agreement dated June 3, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Aj
10-Au	Severance Agreement and Release of Claims Agreement with Frank J. Bellizzi dated June 6, 2008	Ak
10-Av	Third Amendment Agreement dated September 11, 2008 by and among Zila, Inc., Visium Balanced Offshore Fund, Ltd., Visium Balanced Fund, LP, Visium Long Bias Offshore Fund, Ltd., Visium Long Bias Fund, LP, and Atlas Master Fund, Ltd.	Am
21	Subsidiaries of Registrant	*
23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm	*
24.1	Power of Attorney (included on page 45 of this Annual Report on Form 10-K)	*
31.1	Sarbanes-Oxley Section 302 Certification of the Chief Executive Officer	*
31.2	Sarbanes-Oxley Section 302 Certification of the Chief Financial Officer	*
32.1	Sarbanes-Oxley Section 906 Certification of the Chief Executive Officer	**
32.2	Sarbanes-Oxley Section 906 Certification of the Chief Financial Officer	**

(1)	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

A	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999

B	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002

C	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 3, 2000

D	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2001

E	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 7, 2000

F	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2001

G	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 3, 2002

H	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2003

I	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004

J	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004

K	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 8, 2004

L	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005

M	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2005

N	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006

O	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2006

P	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 24, 2006

Q	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 2006

R	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2006

S	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed September 6, 2006

T	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 4, 2006

U	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 17, 2006

V	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed November 24, 2006

W	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2006

X	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 23, 2007

Y	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2007

Z	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2007

Aa	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2007

Ab	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007

Ac	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 14, 2007

Ad	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 22, 2007

Ae	Incorporated by reference to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-3 filed April 23, 2007

Af	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2008

Ag	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 17, 2008

Ah	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 9, 2007

Ai	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 12, 2008

Aj	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 6, 2008

Ak	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 12, 2008

Al	Incorporated by reference to the Company’s Annual Report on Form 10-K filed October 15, 2007

Am	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 16, 2008