Form 10-Q
period 2008-10-31
ZILA INC
filed 2008-12-08
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2008, 10,425,858 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,213,295	$4,462,328
Trade receivables — net of allowances of $270,000 and $229,000	4,601,828	5,252,215
Inventories — net	3,490,816	3,107,152
Prepaid expenses and other current assets	1,543,896	1,853,373

Total current assets	12,849,835	14,675,068

Property and equipment — net	5,038,283	5,317,061
Goodwill	10,171,351	10,171,351
Purchased technology — net	8,604,589	8,860,475
Trademarks and other intangible assets — net	9,191,362	9,533,024
Other assets	1,613,698	1,813,512

Total assets	$47,469,118	$50,370,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,044,986	$3,843,262
Accrued liabilities	3,771,582	4,059,017
Deferred gain on sale leaseback	37,415	75,659
Short-term borrowings and current portion of long-term debt	259,451	71,252
Current liabilities of discontinued operations	58,986	67,532

Total current liabilities	7,172,420	8,116,722

Long-term debt — net of current portion	9,407,499	8,974,048

Total liabilities	16,579,919	17,090,770

Shareholders’ equity:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value — 30,000,000 shares authorized, 10,425,037 and 9,953,818 shares issued and outstanding	10,425	69,677
Additional paid-in capital	126,377,827	125,901,682
Accumulated deficit	(95,279,380)	(92,471,235)
Accumulated other comprehensive loss	(131,102)	(131,832)
Treasury stock, at cost (31,202 common shares)	(551,071)	(551,071)

Total shareholders’ equity	30,889,199	33,279,721

Total liabilities and shareholders’ equity	$47,469,118	$50,370,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2008	2007

Net revenues	$9,640,849	$11,440,437
Cost of products sold	3,776,002	4,581,652

Gross profit	5,864,847	6,858,785

Operating costs and expenses:
Marketing and selling	4,370,981	5,296,597
General and administrative	2,223,042	3,473,677
Research and development	166,522	1,201,785
Depreciation and amortization	923,869	915,013

Total operating costs and expenses	7,684,414	10,887,072

Loss from operations	(1,819,567)	(4,028,287)

Other income (expense):
Interest income	15,816	124,182
Interest expense	(922,391)	(766,708)
Derivative expense	—	(23,600)
Other income (expense)	(47,821)	22,772

Other expense — net	(954,396)	(643,354)

Loss from continuing operations before income taxes	(2,773,963)	(4,671,641)
Income tax expense	(13,197)	(11,592)

Loss from continuing operations	(2,787,160)	(4,683,233)
Loss from discontinued operations, net of income tax expense of nil	(11,235)	(172,269)

Net loss	(2,798,395)	(4,855,502)
Preferred stock dividends	9,750	9,750

Net loss attributable to common shareholders	$(2,808,145)	$(4,865,252)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.28)	$(0.53)
Loss from discontinued operations	—	(0.02)

Net loss attributable to common shareholders	$(0.28)	$(0.55)

Weighted average common shares outstanding — basic and diluted	9,944,709	8,772,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Months Ended October 31, 2008

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance — July 31, 2008	100,000	$462,500	9,953,818	$69,677	$125,901,682	$(92,471,235)	$(131,832)	$(551,071)	$33,279,721

Stock-based compensation expense	—	—	40,952	202	189,516	—	—	—	189,718
Common shares withheld for income taxes	—	—	(10,847)	(49)	(19,041)	—	—	—	(19,090)
Issuance of common stock under employee stock purchase plan	—	—	6,031	42	890	—	—	—	932
Effect of reverse stock split approved on September 12, 2008	—	—	—	(59,882)	59,882	—	—	—	—
Shares issued for payment of interest	—	—	435,083	435	244,898	—	—	—	245,333
Foreign currency translation	—	—	—	—	—	—	730	—	730
Preferred stock dividends	—	—	—	—	—	(9,750)	—	—	(9,750)
Net loss	—	—	—	—	—	(2,798,395)	—	—	(2,798,395)

Balance — October 31, 2008	100,000	$462,500	10,425,037	$10,425	$126,377,827	$(95,279,380)	$(131,102)	$(551,071)	$30,889,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,798,395)	$(4,855,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041,791	1,023,727
Non-cash amortization of financing costs	225,847	99,369
Non-cash amortization of debt discounts	448,671	447,362
Non-cash interest	245,333	—
Non-cash stock-based compensation expense	190,093	453,327
Non-cash derivative expense	—	23,600
Other non-cash items — net	24,228	(51,663)
Changes in operating assets and liabilities:
Trade receivables	650,387	(1,946,403)
Inventories	(383,664)	47,498
Prepaid expenses and other assets	476,981	183,075
Accounts payable and accrued liabilities	(1,111,201)	248,413

Net cash used in operating activities	(989,929)	(4,327,197)

Cash flows from investing activities:
Additions to property and equipment	(110,934)	(375,212)
Additions to intangible assets	(119,322)	(80,235)
Proceeds from sale of assets	903	462

Net cash used in investing activities	(229,353)	(454,985)

Cash flows from financing activities:
Principal payments on debt	(20,558)	(18,258)
Dividends paid to preferred stockholders	(9,750)	(9,750)
Payment of obligation to repurchase common stock and warrants	—	(1,399,993)
Proceeds from issuance of common stock	557	11,200

Net cash used in financing activities	(29,751)	(1,416,801)

Net decrease in cash and cash equivalents	(1,249,033)	(6,198,983)
Cash and cash equivalents — beginning of period	4,462,328	14,859,159

Cash and cash equivalents — end of period	$3,213,295	$8,660,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Nature of Business Activities and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Zila, Inc. and its wholly owned subsidiaries (collectively, “Zila,” “we,” “us” or “our”). Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars.
     These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended July 31, 2008, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended July 31, 2008. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation.
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
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options and warrants. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three months ended October 31, 2008 and 2007, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2008	2007

Options and warrants to purchase common shares	—	12
Common stock awards	4	3
Convertible preferred stock	100	100

Total potentially dilutive securities	104	115

     As of October 31, 2008 and 2007, we have approximately $12.0 million of Senior Secured Convertible Notes outstanding that are convertible into 779,221 shares of our common stock and have been excluded from the above table. The conversion price of these notes is more than the quoted market price of our common stock on such dates. As of October 31, 2008 and 2007, 1,845,336 and 2,180,522 stock options and warrants were antidilitive as the strike price of such options was more than the average market price for our common stock for the three months ended October 31, 2008 and 2007, respectively.
Liquidity
     Our revenues during the first quarter of fiscal 2009 have been negatively impacted as a result of the severity of the economic downturn in the United States. We have historically sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets and proceeds from certain private placements of our securities.
     To reduce operating losses, we have taken steps to reduce costs through discontinuing research and development projects and have implemented profit enhancement initiatives during the second half of fiscal 2008. As a result of these steps, during the fourth quarter of fiscal 2008 we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. The profit enhancement initiatives undertaken in the second half of fiscal 2008 included, among other things: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full-portfolio of our products; (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods; (iii) reducing headcount in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives. In addition to these profit enhancement initiatives, we undertook actions to improve our working capital position through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels. As a result of the strategic actions taken in the second half of fiscal 2008, we were able to improve profitability to satisfy our Defined EBITDA covenant in the fourth quarter of fiscal 2008 and provide the foundation for compliance with our financial covenants in the future.
     The initiatives discussed above proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008 and into the first quarter of fiscal 2009. We would expect these factors, coupled with the recent economic downturn in the United States and its impact on discretionary spending for our products, to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. Accordingly, our operating results for the first quarter of fiscal 2009 were not as favorable as those experienced in the fourth quarter of fiscal 2008, but were improved over the same period in the prior year and the third quarter of fiscal 2008. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Strategic business opportunities to grow our business will require additional funding. The Senior Secured Convertible Notes, which are discussed more fully elsewhere herein, provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable. However, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.” Recently we retained a financial advisor to assist us in our continuing efforts to raise capital by exploring capital restructuring opportunities. However, in today’s capital markets, and without the cooperation of the majority holder of the Senior Secured Convertible Notes, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any funding will be obtainable on terms that are favorable to us before the Senior Secured Convertible Notes become due on July 31, 2010.
     Key elements to the success of our operating plans for fiscal 2009 are sustaining our planned product line revenues during the economic downturn in the United States and executing our cost reduction measures. Based on our operating plans, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our operations over the next 12 months.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information for those instruments measured at fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.
     SFAS 157 is effective for financial instruments issued for years beginning after November 15, 2007, with the exception of certain nonfinancial assets and liabilities, for which the effective date has been deferred by one year. On August 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at October 31, 2008. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.
     On August 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our third quarter of our fiscal year 2009, which would be the quarterly period ending April 30, 2009. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.
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
3. Inventories
     Inventories consist of the following (in thousands):

	October 31,	July 31,
	2008	2008
	(Unaudited)

Finished goods	$884	$675
Work-in-process	491	396
Raw materials	2,623	2,470
Inventory reserves	(507)	(434)

Total inventories	$3,491	$3,107

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	October 31,	July 31,
	2008	2008
	(Unaudited)

Land	$529	$529
Building and improvements	2,168	2,132
Furniture and equipment	3,448	3,408
Leasehold improvements and other assets	829	823
Production, laboratory and warehouse equipment	4,582	4,582

Total property and equipment	11,556	11,474
Less: Accumulated depreciation and amortization	(6,518)	(6,157)

Property and equipment — net	$5,038	$5,317

     For the three months ended October 31, 2008 and 2007, approximately $0.1 million of depreciation expense was included in cost of products sold.
5. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2008 (Unaudited)			July 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Purchased technology	$15,592	$(6,987)	$8,605	$15,592	$(6,732)	$8,860
Trademarks	171	(23)	148	168	(18)	150
Patents	2,087	(411)	1,676	2,019	(385)	1,634
Licensing costs	2,674	(1,842)	832	2,674	(1,777)	897
Covenants not to compete and other	3,556	(2,470)	1,086	3,556	(2,153)	1,403

Total amortizable intangible assets	24,080	(11,733)	12,347	24,009	(11,065)	12,944
Unamortizable trademarks	5,449	—	5,449	5,449	—	5,449

Total other intangible assets	29,529	(11,733)	17,796	29,458	(11,065)	18,393
Goodwill	10,171	—	10,171	10,171	—	10,171

Total intangible assets	$39,700	$(11,733)	$27,967	$39,629	$(11,065)	$28,564

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	October 31, 2008	July 31, 2008
		(Unaudited)

Purchased technology	15	11.4	11.5
Trademarks	7-10	6.9	6.6
Patents	4-17	7.4	7.4
Licensing costs	7-10	3.2	3.4
Covenants not to compete and other	2-15	7.3	6.0
6. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	October 31,	July 31,
	2008	2008
	(Unaudited)

Accrued research and development	$1,154	$1,154
Accrued employee compensation and related taxes	942	1,000
Accrued professional and consulting fees	712	795
Other accrued expenses	964	1,110

Total accrued expenses	$3,772	$4,059

7. Debt
     Debt consists of the following (in thousands):

	October 31,	July 31,
	2008	2008
	(Unaudited)

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$193	$—
Current portion of capital lease obligations	66	71

Total short-term borrowings and current portion of long-term debt	$259	$71

Long-term debt:
Senior Secured Convertible Notes	$12,000	$12,000
Unamortized discount — Senior Secured Convertible Notes	(3,111)	(3,560)

Senior Secured Convertible Notes — net	8,889	8,440
PharmaBio	500	500
Capital lease obligations	84	105

Total long-term debt	9,473	9,045
Less: Current portion of capital lease obligations	(66)	(71)

Long-term debt — net of current portion	$9,407	$8,974

Short-term Borrowings
     As of October 31, 2008 we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.6%.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Convertible Notes
     Our Second Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”), which are governed by the Second Amendment Agreement dated June 3, 2008, were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries.
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants, could, at the option of the Senior Secured Convertible Note holders, result in an event of default. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Senior Secured Convertible Notes shall bear interest at an annual rate of 15.0% per annum.
     On September 11, 2008, we entered into a Third Amendment Agreement with the Investors that serves to limit the amount of the Senior Secured Convertible Notes that each Investor is allowed to convert into Zila’s common shares. Under the Third Amendment Agreement, holders shall not have the right to convert any portion of their Senior Secured Convertible Notes in the event that the holder would beneficially own in excess of 4.999% of our common stock issued and outstanding immediately after giving effect to such conversion.
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
8. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). As of October 31, 2008 there were 401,864 shares available for grant under the plan.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the three months ended October 31, 2007, we granted options to purchase 1,097,366 shares of our common stock. No options were granted during the three months ended October 31, 2008. The fair value of options granted for the three months ended October 31, 2007 is estimated using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	3%
Expected volatility	60%
Expected term (in years)	5.1
Dividend yield	0%
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
     A summary of stock option activity for our stock award plan for the three months ended October 31, 2008 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value

Options outstanding — beginning of period	515	$11.55	6.7	$—
Granted	—	—
Exercised	—	—
Expired	(21)	24.60
Forfeited	(33)	8.05

Options outstanding — end of period	461	11.18	6.3	—

Options vested or expected to vest — end of period	427	11.44	6.1	—

Options exercisable — end of period	251	13.73	4.2	—

     A summary of unvested common stock award activity within our share-based compensation plan for the three months ended October 31, 2008 is as follows (in thousands except grant value and recognition period amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)

Unvested balance — beginning of period	56	$7.00	1.1
Granted	21	2.10
Vested	(41)	4.57
Forfeited	(4)	7.98

Unvested balance — end of period	32	6.31	0.9

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-based compensation costs are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended October 31,
	2008	2007

Marketing and selling expense	$61	$55
General and administrative expense	99	396
Research and development expense	1	1
Inventory	29	1

Total stock-based compensation	$190	$453

     As of October 31, 2008, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $1.6 million and $0.2 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 2.0 years and 1.0 year, respectively.
9. Warrants
     As of October 31, 2008 and July 31, 2008, we have warrants outstanding for the purchase of 1,384,424 shares of our common stock, all of which are exercisable. As of October 31, 2008, these warrants have a weighted average exercise price of $14.76 and a weighted average remaining contractual term of three years.
10. Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of October 31, 2008 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of October 31, 2008 and July 31, 2008, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.
11. Treasury Stock
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
12. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2008	2007

Interest paid	$2	$227
Income taxes paid	16	35
Insurance policy financed with short-term borrowings	193	275

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended October 31,
	2008	2007

Net loss	$(2,798)	$(4,856)
Foreign currency translation adjustment	1	(13)

Comprehensive loss	$(2,797)	$(4,869)

14. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of October 31, 2008, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
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
     For the three months ended October 31, 2008 and 2007, we incurred expense of less than $0.1 million and approximately $0.2 million, respectively, relative to the pending litigation with Tinnell. This expense is reflected in our loss from discontinued operations on the accompanying Unaudited Condensed Consolidated Statements of Operations since this litigation relates to our previously disposed Zilactin® brand of over-the-counter lip and oral care products. The disposal of the Zilactin® brand of over-the-counter lip and oral care products was completed during June 2005.
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Registration Payment Arrangements
     We have entered into various registration rights agreements in connection with financing transactions. In some instances, these registration rights agreements contain provisions that may call for us to pay penalties in certain circumstances. These registration payment arrangements primarily relate to our ability to either file a registration statement within a particular time period, have a registration statement declared effective within a particular time period or to maintain the effectiveness of a registration statement for a particular time period. As of October 31, 2008, all registration statements related to registration rights agreements containing penalty provisions have been filed and declared effective, or the securities covered by such registration rights agreements have been sold or can be sold under Rule 144 of the Securities Act of 1933 by the investors who purchased such securities and accordingly, we are in compliance with such registration payment arrangements. We will be required to file registration statements in the future for shares that are issued as payment of interest on our Senior Secured Convertible Notes. If we do not file such registration statements, we would be subject to cash penalties equal to 1.0% of the Market Price (as defined in the Senior Secured Convertible Notes) of the registrable securities for each 30-day period or pro rata for any portion thereof following the filing deadline. We do not believe it is probable that penalty payments will be made for the registration rights agreements discussed above and accordingly we have not accrued for such potential penalties as of October 31, 2008.
FDA Observation Letter
     During September 2008, after completion of a cGMP audit of our fluoride manufacturing facility, we received notice from the FDA regarding certain deficiencies in our documentation, processes and procedures relative to certain of our fluoride products. We have halted production of these products while an action plan was developed to address these deficiencies. During October 2008 we began distribution of fluoride products. As of October 31, 2008 and July 31, 2008, we have provided an estimated reserve of approximately $0.2 million related to these products and this issue.
Corporate Office Lease
     During October 2008, we entered into a lease agreement for new corporate office facilities, which we will be relocating to in the second quarter of fiscal 2009. The lease agreement is for a term of approximately two years and calls for monthly rental payments of approximately $26,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis (“MD&A”) should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended July 31, 2008, as filed with the SEC, including the factors set forth in the section titled “Forward-looking Statements,” as well as our other filings made with the SEC. In this MD&A, “Zila,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Form 10-K for the year ended July 31, 2008 under Item 1A “Risk Factors,” and in Item 1A, “Risk Factors” under Part II hereof. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
Business
     Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices and include continuing education seminars for dentists and their staffs. We are certified by the American Dental Association and the Academy of General Dentistry to provide continuing education seminars.
Recent Developments
     Our business is sensitive to general economic conditions since our products are somewhat discretionary in nature. Accordingly, the recent economic downturn in the United States has had a negative impact on our revenues. We have recently implemented profit enhancement initiatives in the second half of fiscal 2008 that resulted in satisfying the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which are discussed in more detail elsewhere herein, including: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products; (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods; (iii) reducing headcount in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives.

     The initiatives discussed above proved to be effective in satisfying the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, we have recently experienced higher than expected turnover in our sales force. These factors, coupled with the recent economic downturn in the United States, have adversely affected our operating results for the first quarter of fiscal 2009 and are likely to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. Accordingly, our operating results for the first quarter of fiscal 2009 were not as favorable as those experienced in the fourth quarter of fiscal 2008, but were improved over the same period in the prior year and the third quarter of fiscal 2008. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations. These initiatives include:
(i)	Initiating discount programs across our product lines to stimulate sales and abate the sales declines we are experiencing;

(ii)	Further reduced headcount from 367 employees at July 31, 2008 to 296 employees at November 30, 2008, and have implemented other cost reduction programs that should further reduce expenses in the next several quarters; and

(iii)	With the assistance of an investment banker, we are working towards a restructuring.
Other Key Operating Initiatives
     During November 2008, Essex Dental Benefits began offering coverage for ViziLite® Plus examinations. Essex Dental Benefits joins the growing list of premiere and national insurance plans that provide coverage for ViziLite® Plus, which also includes Humana, United Healthcare, Cigna, Guardian, SafeGuard, Northeast Delta Dental and a number of regional plans and self-insured employers. With the addition of Essex Dental Benefits, approximately 24 million lives are part of dental plans that cover oral cancer screening; however, not all dental professionals in these plans have made ViziLite® Plus available to their patients.
     During October 2008, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) issued an indefinite renewal of the marketing authorization for OraTest®, our proprietary oral cancer diagnostic kit. Under the European Union’s (“EU”) mutual recognition process, we expect to receive renewal licenses for member states including Finland, Greece, Luxembourg, The Netherlands, Belgium, the U.K. and Portugal, over the next quarter. We are seeking marketing partners in the seven EU countries. Adding OraTest to our international product portfolio provides the opportunity to expand the potential market for our oral cancer screening and testing product franchise. The OraTest® diagnostic kit and ViziLite® Plus are complementary products with distinct indications, which will allow us to market to a more diverse group of healthcare professionals within the EU.
     During October 2008, we announced encouraging results of an in vivo animal study, which demonstrated evidence of photodestruction of premalignant lesions and invasive squamous cell carcinoma when Zila’s patented pharmaceutical-grade toluidine blue was used as a photosensitizer and light activated. Due to these results, we are confident in its clinical efficacy during photodynamic therapy for oral dysplasia and oral cancer. Due to inadequate funding at the current time, we are postponing any further clinical studies, including human trial.
     During October 2008, we entered into a lease agreement for new corporate office facilities, which we will be relocating to in the second quarter of fiscal 2009. The lease agreement is for a term of approximately two years and calls for monthly rental payments of approximately $26,000.

Results of Operations
     The following table summarizes our results of operations and related statistical information for the three months ended October 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended October 31,
		% of		% of	%
	2008	Revenue	2007	Revenue	Change

Net revenues	$9,641	100.0%	$11,440	100.0%	(15.7)
Cost of products sold	3,776	39.2	4,581	40.0	(17.6)

Gross profit	5,865	60.8	6,859	60.0	(14.5)

Operating costs and expenses:
Marketing and selling	4,371	45.3	5,297	46.3	(17.5)
General and administrative	2,223	23.1	3,473	30.4	(36.0)
Research and development	167	1.7	1,202	10.5	(86.1)
Depreciation and amortization	924	9.6	915	8.0	1.0

Loss from operations	(1,820)	(18.9)	(4,028)	(35.2)	(54.8)
Other expense — net	(954)	(9.9)	(644)	(5.6)	48.1

Loss from continuing operations before income taxes	(2,774)	(28.8)	(4,672)	(40.8)	(40.6)
Income tax expense	(13)	(0.1)	(11)	(0.1)	18.2

Loss from continuing operations	$(2,787)	(28.9)%	$(4,683)	(40.9)%	(40.5)

Net Revenues
     Net revenues were $9.6 million and $11.4 million for the three months ended October 31, 2008 and 2007, respectively, a decrease of $1.8 million or 15.7%. ViziLite® Plus net revenues increased to $3.2 million for the three months ended October 31, 2008, an increase of 5.2% from the same period in the previous year, which is primarily a result of an increased utilization of ViziLite® Plus and an expansion of our international programs, the number of sales representatives and the number of insurance companies reimbursing for the ViziLite® Plus examination. Offsetting this increase were declines in revenue from our Rotadent® Professional Powered Brush and Pro-Select Platinum® ultrasonic scalers. As discussed above, our business is sensitive to general economic conditions since our products are somewhat discretionary in nature. Accordingly, the recent economic downturn in the United States has had a negative impact on our revenues.
Gross Profit
     Gross profit was $5.9 million and $6.9 million for the three months ended October 31, 2008 and 2007, respectively, a decrease of $1.0 million or 14.5%. Gross profit as a percentage of net revenues was 60.8% and 60.0% for the three months ended October 31, 2008 and 2007, respectively. Our gross profit margin for the three months ended October 31, 2008 was favorably affected by strategic actions to reduce cost of goods that were implemented during the second half of fiscal 2008 and selective price increases. These improvements were offset by selective discounting programs that were implemented during the first quarter of fiscal 2009 to stimulate sales and abate the revenue declines discussed above.
Marketing and Selling Expense
     Marketing and selling expense was $4.4 million and $5.3 million for the three months ended October 31, 2008 and 2007, respectively, a decrease of $0.9 million or 17.5%. The decline in marketing and selling expense for the three months ended October 31, 2008 results from the reduction in the level of commissions and bonuses for the sales force as a result of reduced sales levels and the reductions in expenditures in non-direct selling related expenses.

General and Administrative Expense
     General and administrative expense was $2.2 million and $3.5 million for the three months ended October 31, 2008 and 2007, respectively, a decrease of $1.3 million or 36.0%. The decrease in general and administrative expense primarily relates to profitability initiatives that were implemented during the second half of fiscal 2008 and during the first quarter of fiscal 2009. These profitability initiatives included reducing headcount in our non-selling workforce by over 15% in the first quarter of fiscal 2009, temporarily reducing the salaries of our management employees, reducing certain other employee benefits and reducing, deferring or eliminating non-critical programs across the organization. General and administrative expense consists of the following for the three months ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended October 31,
	2008	2007

Cash basis salaries and benefits	$819	$1,210
Audit, accounting and other professional fees	529	870
Legal and intellectual property related fees	239	292
Investment banking fees and shareholder related expense	136	79
Insurance	110	129
Non-cash stock-based compensation expense	99	396
Other general and administrative expense	291	497

Total general and administrative expense	$2,223	$3,473

Research and Development Expense
     Research and development expense was $0.2 million and $1.2 million for the three months ended October 31, 2008 and 2007, respectively, a decrease of $1.0 million or 86.1%. In the first quarter of fiscal 2008 we closed enrollment in a clinical trial related to an oral cancer diagnostic drug and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense.
Depreciation and Amortization Expense
     Depreciation and amortization expense was consistent at $0.9 million for the three months ended October 31, 2008 and 2007. Depreciation and amortization of recently acquired property and equipment and amortizable intangible assets was offset by some of our other long-lived assets becoming fully depreciated or amortized over the past year.
Other Expense — Net
     Other expense, net was $1.0 million and $0.6 million for the three months ended October 31, 2008 and 2007, respectively. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended October 31,
	2008	2007

Senior secured convertible notes	$245	$216
Amortization of financing costs	226	99
Amortization of debt discounts	449	447
Capital leases and other	2	5

Total interest expense	$922	$767

     The increase in interest expense primarily relates to our paying interest on our Senior Secured Convertible Notes in kind with shares of our common stock during the first quarter of fiscal 2009 and in cash in the first quarter of fiscal 2008, as well as increased amortization of financing costs, which relates to costs incurred in connection with amendments to our Senior Secured Convertible Notes during fiscal 2008.

Income Taxes
     Income tax expense for the three months ended October 31, 2008 and 2007 was less than $0.1 million and primarily relates to state income taxes.
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
Liquidity and Capital Resources
Overview
     Our revenues during the first quarter of fiscal 2009 have been negatively impacted as a result of the severity of the economic downturn in the United States. We have historically sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets and proceeds from certain private placements of our securities.
     Previously, our research and development program for our oral cancer diagnostic drug required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies with our continued development and commercialization of our already existing oral cancer screening product, ViziLite® Plus. The incremental market potential of the oral cancer diagnostic drug, considering the availability of ViziLite® Plus, did not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, during fiscal 2008 we curtailed activity and spending related to the oral cancer diagnostic drug program. We have continued this strategy into fiscal 2009. As a result of this curtailment, research and development expenditures decreased during fiscal 2008 over historic levels, and have continued to decrease into fiscal 2009. We believe that our level of expenditures for research and development in fiscal 2009 will be reduced further from our historic levels.
     To reduce operating losses, we have taken steps to reduce costs through discontinuing research and development projects and have implemented profit enhancement initiatives during the second half of fiscal 2008. As a result of these steps, during the fourth quarter of fiscal 2008 we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. The profit enhancement initiatives undertaken in the second half of fiscal 2008 included, among other things: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full-portfolio of our products; (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods; (iii) reducing headcount in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives. In addition to these profit enhancement initiatives, we undertook actions to improve our working capital position through the reduction of the number of days our sales are outstanding and through the reduction of inventory levels. As a result of the strategic actions taken in the second half of fiscal 2008, we were able to improve profitability to satisfy our Defined EBITDA covenant in the fourth quarter of fiscal 2008 and provide the foundation for compliance with our financial covenants in the future.

     The initiatives discussed above proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008. However, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods. Additionally, since the time of our acquisition of Pro-Dentec in November 2006, we have experienced higher than expected turnover in our sales force and have continued to experience turnover throughout fiscal 2008 and into the first quarter of fiscal 2009. We would expect these factors, coupled with the recent economic downturn in the United States and its impact on discretionary spending for our products, to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. Accordingly, our operating results for the first quarter of fiscal 2009 were not as favorable as those experienced in the fourth quarter of fiscal 2008, but were improved over the same period in the prior year and the third quarter of fiscal 2008. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.
     Strategic business opportunities to grow our business will require additional funding. The Senior Secured Convertible Notes, which are discussed more fully elsewhere herein, provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable. However, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.” Recently we retained a financial advisor to assist us in our continuing efforts to raise capital by exploring capital restructuring opportunities. However, in today’s capital markets, and without the cooperation of the majority holder of the Senior Secured Convertible Notes, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any funding will be obtainable on terms that are favorable to us before the Senior Secured Convertible Notes become due on July 31, 2010.
     Key elements to the success of our operating plans for fiscal 2009 are sustaining our planned product line revenues during the economic downturn in the United States and executing our cost reduction measures. Based on our operating plans, we believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our operations over the next 12 months.
Selected Cash Flow and Working Capital Information
     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Three Months Ended October 31,
	2008	2007

Net cash used in operating activities	$(990)	$(4,327)
Net cash used in investing activities	(229)	(455)
Net cash used in financing activities	(30)	(1,417)

	October 31,	July 31,
	2008	2008

Cash and cash equivalents	$3,213	$4,462
Working capital	5,677	6,558
Current ratio	1.8	1.8
     As of October 31, 2008, our primary sources of liquidity included cash and cash equivalents of $3.2 million compared to $4.5 million as of July 31, 2008. Our working capital was $5.7 million as of October 31, 2008 compared to $6.6 million as of July 31, 2008. The decrease in working capital primarily relates to our decreased cash balance, offset by a decline in accounts payable and other accrued expenses. Our current ratio remained consistent at 1.8 as of October 31, 2008 and July 31, 2008 as our decline in cash and other current assets was offset by payments made to reduce accounts payable and other accrued expenses.

Cash Flows from Operating Activities
     Cash used in operating activities was $1.0 million and $4.3 million for the three months ended October 31, 2008 and 2007, respectively. The improvement in cash used in operating activities relates to the recent profit enhancement initiatives undertaken and the curtailment of activity and spending related to the oral cancer diagnostic drug program. Also contributing to the lower amount of cash used in operating activities was a decrease in cash used for changes in working capital, which was $0.4 million and $1.5 million for the three months ended October 31, 2008 and 2007, respectively, or a $1.1 million reduction. Working capital changes for the three months ended October 31, 2008 primarily relate to a decline in accounts payable and accrued liabilities of $1.1 million for payments made on these balances, offset by a reduction in our accounts receivable balances of $0.7 million, which in part relates to our decline in revenue from the fourth quarter of fiscal 2008 to the first quarter of fiscal 2009.
Cash Flows from Investing Activities
     Cash used in investing activities was $0.2 million and $0.5 million for the three months ended October 31, 2008 and 2007, respectively, and consists primarily of disbursements for additional property and equipment and development of intangible assets.
Cash Flows from Financing Activities
     Cash used in financing activities was less than $0.1 million and $1.4 million for the three months ended October 31, 2008 and 2007, respectively. During the first three months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants in connection with an amendment to our Senior Secured Convertible Notes.
Senior Secured Convertible Notes
     Our Second Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”), which are governed by the Second Amendment Agreement dated June 3, 2008, were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property, as well as the existing and future property of each of our wholly-owned subsidiaries.
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants, could, at the option of the Senior Secured Convertible Note holders, result in an event of default. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Senior Secured Convertible Notes shall bear interest at an annual rate of 15.0% per annum.
     On September 11, 2008, we entered into a Third Amendment Agreement with the Investors that serves to limit the amount of the Senior Secured Convertible Notes that each Investor is allowed to convert into Zila’s common shares. Under the Third Amendment Agreement, holders shall not have the right to convert any portion of their Senior Secured Convertible Notes in the event that the holder would beneficially own in excess of 4.999% of our common stock issued and outstanding immediately after giving effect to such conversion.

     We anticipate we will need to refinance our Senior Secured Convertible Notes by their due date of July 31, 2010. During September 2008, we retained a financial advisor to assist in exploring financing alternatives. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any funding will be obtainable on terms that are favorable to us, especially in light of recent developments in the global credit and other financial markets. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Senior Secured Convertible Notes or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance the Senior Secured Convertible Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of October 31, 2008 there were $1.6 million of unamortized debt issue costs and $3.1 million of debt discounts relative to the Senior Secured Convertible Notes.
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
Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of October 31, 2008 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of October 31, 2008 and July 31, 2008, accumulated accrued dividends were $9,750. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.
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

     There are several accounting policies that we believe are significant to the presentation of our financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) revenue recognition; (ii) use of estimates, which is described more fully above; and (iii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended July 31, 2008. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to July 31, 2008.
Recently Issued Accounting Pronouncements and Adopted Accounting
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information for those instruments measured at fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 — Quoted market prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.
     SFAS 157 is effective for financial instruments issued for years beginning after November 15, 2007, with the exception of certain nonfinancial assets and liabilities, for which the effective date has been deferred by one year. On August 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at October 31, 2008. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.
     On August 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us would be our fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us would be our third quarter of our fiscal year 2009, which would be the quarterly period ending April 30, 2009. We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.
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
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of the footnote titled “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere herein.
Item 1A. Risk Factors.
     You should consider carefully the risk factors described below, and all other information contained in this filing and our other filings made with the SEC, before deciding to invest in our common stock. If any of the following risks actually occur, they may materially harm our business, financial condition, operating results or cash flow. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results or financial condition and could result in a complete loss of your investment.
Trends, Risks and Uncertainties Related to Our Business
Adverse economic conditions could negatively affect our business and operating results.
     Our operating results may be adversely affected by market and economic challenges, including the crisis currently impacting global credit and financial markets that may result in a continued or exacerbated general economic slowdown. Such a slowdown has negatively affected sales of our products, including ViziLite® Plus. We have received reports that dental visits by patients for routine checkups are down as a result of the slowing economy. The length and severity of any economic slowdown or downturn cannot be predicted. If the current economic crisis is prolonged or becomes more severe, its adverse impact on our business and operating results could be significant.
Our lack of earnings history could adversely affect our financial health and prevent us from fulfilling our payment obligations, and if we are unable to generate funds or obtain funds on acceptable terms, we may not be able to develop and market our present and potential products.
     Our revenues during the first quarter of fiscal 2009 have been negatively impacted as a result of the severity of the economic downturn in the United States. We have historically sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets and proceeds from certain private placements of our securities.

     The development of products requires the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. Our ability to develop our products, to service our debt obligations, to fund working capital and capital expenditures and for other purposes that cannot at this time be quantified will depend on our future operating performance, which will be affected by factors discussed elsewhere in this filing and in the other reports we file with the SEC, including, without limitation, receipt of regulatory approvals, economic conditions and financial, business, and other factors, many of which are beyond our control.
     Based on our recent sales projections, we anticipate that we will be able to operate our business with our currently available funds through the profit enhancement initiatives implemented during fiscal 2008 and fiscal 2009, which reduced research and development expenditures and reduced overhead through our actions to reorganize and streamline our operations. We therefore believe that our cash and cash equivalents along with cash flows generated from operations and working capital management will allow us to fund our planned operations over the next 12 months.
     Strategic business opportunities to accelerate the growth of our business may require additional funding. However, in light of recent economic conditions, there can be no assurance that we will be successful in achieving our current sales projections or in executing our strategies. Furthermore, there can be no assurance that additional funding will be obtainable on terms that are favorable to us, if at all. If we are unable to achieve our recent sales projections or execute our strategies, we may break the financial covenants of our Senior Secured Convertible Notes and be unable to repay the outstanding balance of such debt. In that event, we may cease operations and our common stock would likely have no value.
     In addition, our lack of earnings history and our level of debt could have important consequences, such as:
•	making it more difficult for us to satisfy our obligations with respect to our Senior Secured Convertible Notes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restricting us from making strategic acquisitions, introducing new products or exploiting business opportunities;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on unfavorable terms;

•	limiting our ability to obtain additional financing; and

•	placing us at a possible competitive disadvantage compared to our competitors that may have greater financial resources.
We may not be able to maintain compliance with our debt covenants in the future.
     Our Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to, among other things, maintain, at the end of each fiscal quarter, cash and cash equivalents in an amount not less than $1.0 million. As of October 31, 2008 and July 31, 2008, we were in compliance with this covenant and had approximately $3.2 million and $4.5 million in cash and cash equivalents. We had cash and cash equivalents of approximately $3.5 million, $5.9 million and $8.7 million as of April 30, 2008, January 31, 2008 and October 31, 2007, respectively. If, as a result of recent economic conditions or other reasons, we are unable to achieve our currently projected sales, we may be unable to remain in compliance with this covenant.
     Failure to maintain compliance with this or other covenants could, at the option of the Senior Secured Convertible Note holders, result in an event of default under the Senior Secured Convertible Notes. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

     We anticipate we will need to refinance our Senior Secured Convertible Notes by their due date of July 31, 2010. During September 2008, we retained a financial advisor to assist in exploring financing alternatives. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any funding will be obtainable on terms that are favorable to us, especially in light of recent developments in the global credit and other financial markets. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Senior Secured Convertible Notes or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance the Senior Secured Convertible Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of October 31, 2008 there were $1.6 million of unamortized debt issue costs and $3.1 million of debt discounts relative to the Senior Secured Convertible Notes.
The restrictive covenants contained in our senior debt could adversely affect our business by limiting our flexibility.
     Our Senior Secured Convertible Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our Senior Secured Convertible Notes also require us to maintain a minimum of $1.0 million of cash and cash equivalents and that we generate at least $1.00 of Defined EBITDA for one quarter ending on or before July 31, 2009. We satisfied the Defined EBITDA covenant in our fourth quarter of fiscal 2008.
     Our ability to comply with the other covenants and restrictions of the Senior Secured Convertible Notes may be affected by events beyond our control. If, as a result of current economic conditions or other reasons, we are unable to achieve our currently projected sales, we may be unable to remain in compliance with these covenants. If we are unable to comply with the terms of our Senior Secured Convertible Notes, or if we fail to generate sufficient cash flow from operations to service our debt, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may, under certain circumstances, accelerate the maturity of our obligations and proceed against their collateral.
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
     Our ability to operate successfully depends in significant part upon the experience, efforts, and abilities of our senior management and other key scientific, technical, sales and managerial personnel. Competition for talented personnel is intense. The future loss of services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. Additionally, if we are unable to attract, train, motivate and retain key personnel, our business could be harmed.
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
     An additional 2,163,645 shares of our common stock would be issued should investors convert all of our outstanding Senior Secured Convertible Notes and exercise all of our outstanding warrants, which would dilute existing shareholders current ownership percentages and voting power.
     The Senior Secured Convertible Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. We paid interest in kind with shares of our common stock in the second, third and fourth quarters of fiscal 2008 and in the first quarter of fiscal 2009, which resulted in the issuance of an additional 788,653 shares of our common stock.

     If we choose to continue to pay interest on our Senior Secured Convertible Notes in kind or to raise additional funds through the issuance of shares of our common or preferred stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of ownership for existing shareholders.
In the past, we have experienced volatility in the market price of our common stock and we may experience such volatility in the future.
     The market price of our common stock has fluctuated significantly in the past. Stock markets have experienced extreme price volatility in recent years, especially in connection with the crisis currently impacting global credit and financial markets. This volatility has had a substantial effect on the market prices of securities we and other pharmaceutical and health care companies have issued, often for reasons unrelated to the operating performance of the specific companies.
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
     Subject to the rules and regulations promulgated by NASDAQ and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders. In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of October 31, 2008 and the date of this filing, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our common stockholders.
Failure to maintain NASDAQ Marketplace Rules could materially and adversely affect our business.
     NASDAQ Marketplace Rule 4450(a)(5) requires us to maintain a closing bid price for our common stock of at least $1.00. On October 31, 2008 and as of the date of this filing, the closing bid price was less than $1.00. NASDAQ has suspended the enforcement of this rule through January 16, 2009. If, for 30 consecutive business days beginning January 19, 2009, the bid price of our common stock closes below $1.00 per share, NASDAQ will notify us of the non-compliance. In accordance with Marketplace Rule 4450(e)(2), we would be provided 180 calendar days to regain compliance. If we do not regain compliance during that period our stock may be delisted. In the event that our common stock is delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On October 31, 2008, we issued an aggregate of 435,083 shares of our common stock to the holders of our Senior Secured Convertible Notes. We issued such shares to satisfy our obligation under the Senior Secured Convertible Notes to pay the holders an aggregate of $245,333 in interest for the three month period that ended on October 31, 2008. As a private placement of securities, we claimed an exemption from registration pursuant to Section 4(2) of the Securities Act.
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

Date: December 8, 2008	Zila, Inc.
	By:	/s/ DAVID R. BETHUNE
David R. Bethune
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DIANE E. KLEIN
Diane E. Klein
Vice President — Finance and Treasurer (Principal Financial Officer)

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer