Form 10-Q
period 2009-01-31
ZILA INC
filed 2009-03-17
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission File Number 0-17521
Zila, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0619668
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)
16430 North Scottsdale Road, Suite 450, Scottsdale, Arizona, 85254-1770
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 28, 2009, 10,437,494 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,512,768	$4,462,328
Trade receivables — net of allowances of $271,000 and $229,000	4,309,757	5,252,215
Inventories — net	3,238,154	3,107,152
Prepaid expenses and other current assets	1,332,434	1,853,373

Total current assets	11,393,113	14,675,068

Property and equipment — net	4,732,356	5,317,061
Goodwill	—	10,171,351
Purchased technology — net	2,338,467	8,860,475
Trademarks and other intangible assets — net	2,134,768	9,533,024
Other assets	1,387,851	1,813,512

Total assets	$21,986,555	$50,370,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,808,820	$3,843,262
Accrued liabilities	3,372,206	4,059,017
Deferred gain on sale leaseback	—	75,659
Short-term borrowings and current portion of long-term debt	9,512,023	71,252
Current liabilities of discontinued operations	48,486	67,532

Total current liabilities	15,741,535	8,116,722

Long-term debt — net of current portion	503,319	8,974,048

Total liabilities	16,244,854	17,090,770

Shareholders’ equity:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value — 147,500,000 shares authorized, 10,436,758 and 9,953,818 shares issued and outstanding	10,437	69,677
Additional paid-in capital	126,496,048	125,901,682
Accumulated deficit	(120,545,765)	(92,471,235)
Accumulated other comprehensive loss	(130,448)	(131,832)
Treasury stock, at cost (31,202 common shares)	(551,071)	(551,071)

Total shareholders’ equity	5,741,701	33,279,721

Total liabilities and shareholders’ equity	$21,986,555	$50,370,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Net revenues	$8,512,836	$10,490,657	$18,153,685	$21,931,094
Cost of products sold	3,772,437	4,244,551	7,548,439	8,826,203

Gross profit	4,740,399	6,246,106	10,605,246	13,104,891

Operating costs and expenses:
Marketing and selling	3,348,322	5,220,677	7,719,303	10,517,274
General and administrative	1,813,211	3,128,326	4,036,253	6,602,003
Impairment of goodwill and other intangible assets	23,192,967	—	23,192,967	—
Research and development	77,884	788,883	244,406	1,990,668
Depreciation and amortization	610,931	943,711	1,534,800	1,858,724

Total operating costs and expenses	29,043,315	10,081,597	36,727,729	20,968,669

Loss from operations	(24,302,916)	(3,835,491)	(26,122,483)	(7,863,778)

Other income (expense):
Interest income	—	73,319	15,816	197,501
Interest expense	(893,926)	(800,819)	(1,816,317)	(1,567,527)
Derivative expense	—	—	—	(23,600)
Other expense	(42,289)	(25,812)	(90,110)	(3,040)

Other expense — net	(936,215)	(753,312)	(1,890,611)	(1,396,666)

Loss from continuing operations before income taxes	(25,239,131)	(4,588,803)	(28,013,094)	(9,260,444)
Income tax expense	—	—	(13,197)	(11,592)

Loss from continuing operations	(25,239,131)	(4,588,803)	(28,026,291)	(9,272,036)
Loss from discontinued operations, net of income tax expense of nil	(17,504)	(146,765)	(28,739)	(319,034)

Net loss	(25,256,635)	(4,735,568)	(28,055,030)	(9,591,070)
Preferred stock dividends	9,750	9,750	19,500	19,500

Net loss attributable to common shareholders	$(25,266,385)	$(4,745,318)	$(28,074,530)	$(9,610,570)

Basic and diluted net loss per common share:
Loss from continuing operations	$(2.43)	$(0.52)	$(2.76)	$(1.05)
Loss from discontinued operations	—	(0.02)	—	(0.04)

Net loss attributable to common shareholders	$(2.43)	$(0.54)	$(2.76)	$(1.09)

Weighted average common shares outstanding — basic and diluted	10,398,407	8,782,660	10,171,558	8,777,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Six Months Ended January 31, 2009

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance — July 31, 2008	100,000	$462,500	9,953,818	$69,677	$125,901,682	$(92,471,235)	$(131,832)	$(551,071)	$33,279,721

Stock-based compensation expense	—	—	50,475	211	319,676	—	—	—	319,887
Common shares withheld for income taxes	—	—	(13,675)	(51)	(32,561)	—	—	—	(32,612)
Issuance of common stock under employee stock purchase plan	—	—	11,057	47	2,471	—	—	—	2,518
Effect of reverse stock split approved on September 12, 2008	—	—	—	(59,882)	59,882	—	—	—	—
Shares issued for payment of interest	—	—	435,083	435	244,898	—	—	—	245,333
Foreign currency translation	—	—	—	—	—	—	1,384	—	1,384
Preferred stock dividends	—	—	—	—	—	(19,500)	—	—	(19,500)
Net loss	—	—	—	—	—	(28,055,030)	—	—	(28,055,030)

Balance — January 31, 2009	100,000	$462,500	10,436,758	$10,437	$126,496,048	$(120,545,765)	$(130,448)	$(551,071)	$5,741,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,055,030)	$(9,591,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,762,678	2,084,687
Non-cash amortization of financing costs	451,694	196,190
Non-cash amortization of debt discounts	897,342	898,160
Non-cash interest	245,333	245,334
Non-cash derivative (income) expense	—	23,600
Non-cash stock-based compensation expense	320,494	976,382
Impairment of goodwill and other intangible assets	23,192,967	—
Other non-cash items — net	(15,232)	18,026
Changes in operating assets and liabilities:
Trade receivables	942,458	(1,522,957)
Inventories	(131,002)	(273,475)
Prepaid expenses and other assets	688,443	65,565
Accounts payable and accrued liabilities	(1,769,165)	194,859

Net cash used in operating activities	(1,469,020)	(6,684,699)

Cash flows from investing activities:
Additions to property and equipment	(150,614)	(549,234)
Additions to intangible assets	(197,844)	(205,510)
Proceeds from sale of assets	6,344	462

Net cash used in investing activities	(342,114)	(754,282)

Cash flows from financing activities:
Principal payments on debt	(120,837)	(127,400)
Payment of obligation to repurchase common stock and warrants	—	(1,399,993)
Dividends paid to preferred stockholders	(19,500)	(19,500)
Proceeds from issuance of common stock	1,911	11,200

Net cash used in financing activities	(138,426)	(1,535,693)

Net decrease in cash and cash equivalents	(1,949,560)	(8,974,674)
Cash and cash equivalents — beginning of period	4,462,328	14,859,159

Cash and cash equivalents — end of period	$2,512,768	$5,884,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Nature of Business Activities and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Zila, Inc. and its wholly owned subsidiaries (collectively, “Zila,” “we,” “us” or “our”). Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices by direct marketing efforts and various media outlets. We are an approved American Dental Association continuing education provider and recently submitted our renewal application to the Academy of General Dentistry to continue as an approved continuing education provider.
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
     On September 12, 2008, our shareholders approved a one for seven reverse split of our common stock. As a result of the reverse split, each holder of seven outstanding shares of common stock received one share of common stock. Fractional shares resulting from this reverse split have been issued to our shareholders as applicable, and accordingly, we did not make any cash payments in lieu of the issuance of fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented.
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
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three and six months ended January 31, 2009 and 2008, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Options and warrants to purchase common shares	2	44	6	62
Common stock awards	20	51	7	52
Convertible preferred stock	100	100	100	100

Total potentially dilutive securities	122	195	113	214

     As of January 31, 2009 and 2008, we have approximately $12.0 million of Senior Secured Convertible Notes outstanding that are convertible into 779,221 shares of our common stock and have been excluded from the above table. The conversion price of these notes is more than the quoted market price of our common stock on such dates. As of January 31, 2009, 1,843,997 stock options and warrants were antidilutive as the strike price of these securities was more than the market price of our common stock. As of January 31, 2008, 2,591,884 stock options and warrants were antidilutive as the strike price of these securities was more than the market price of our common stock.
Liquidity
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
     To reduce operating losses, during the second half of fiscal 2008, we took steps to reduce costs in non-direct sales force areas through headcount reductions, furloughs of certain personnel and discontinuing research and development projects, and have implemented profit enhancement initiatives. We also took steps to improve revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods. As a result of these steps, during the fourth quarter of fiscal 2008 we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. Although these initiatives proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods.
     During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Additionally, the unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during the first half of fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional headcount, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million impairment loss for goodwill and other intangible assets recognized during December 2008, these actions narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5, Goodwill and Other Intangible Assets. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed planned levels. As of January 31, 2009, we had approximately $2.5 million of cash and cash equivalents, compared to $3.2 million at October 31, 2008 and $4.5 million at July 31, 2008 and a working capital deficit of $4.3 million compared to working capital of $5.7 million at October 31, 2008 and $6.6 million at July 31, 2008. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. However, to date, the holders of the Senior Secured Convertible Notes have been unwilling to agree to an amount to extinguish this debt. Also, although the Senior Secured Convertible Notes provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.”
     We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us.
     We were unable to issue shares for the January 31, 2009 interest payment because, due to our share price at such time the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
     As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Accordingly, realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.
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
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at January 31, 2009. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Inventories
     Inventories consist of the following (in thousands):

	January 31,	July 31,
	2009	2008
	(Unaudited)

Finished goods	$852	$675
Work-in-process	421	396
Raw materials	2,536	2,470
Inventory reserves	(571)	(434)

Total inventories	$3,238	$3,107

4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31,	July 31,
	2009	2008
	(Unaudited)

Land	$529	$529
Building and improvements	2,150	2,132
Furniture and equipment	3,282	3,408
Leasehold improvements and other assets	803	823
Production, laboratory and warehouse equipment	4,582	4,582

Total property and equipment	11,346	11,474
Less: Accumulated depreciation and amortization	(6,614)	(6,157)

Property and equipment — net	$4,732	$5,317

     For the three months ended January 31, 2009 and 2008, approximately $0.1 million of depreciation expense was included in cost of products sold. For the six months ended January 31, 2009 and 2008, approximately $0.2 million of depreciation expense was included in cost of products sold.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	January 31, 2009 (Unaudited)			July 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Purchased technology	$9,517	$(7,179)	$2,338	$15,592	$(6,732)	$8,860
Trademarks	174	(26)	148	168	(18)	150
Patents	757	(434)	323	2,019	(385)	1,634
Licensing costs	2,028	(1,889)	139	2,674	(1,777)	897
Customer relationships, covenants not to compete and other	2,591	(2,585)	6	3,556	(2,153)	1,403

Total amortizable intangible assets	15,067	(12,113)	2,954	24,009	(11,065)	12,944
Unamortizable trademarks	1,519	—	1,519	5,449	—	5,449

Total other intangible assets	16,586	(12,113)	4,473	29,458	(11,065)	18,393
Goodwill	—	—	—	10,171	—	10,171

Total intangible assets	$16,586	$(12,113)	$4,473	$39,629	$(11,065)	$28,564

     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	January 31, 2009	July 31, 2008
		(Unaudited)

Purchased technology	15	9.3	11.5
Trademarks	7-10	6.2	6.6
Patents	4-17	9.4	7.4
Licensing costs	7-10	3.0	3.4
Customer relationships, covenants not to compete and other	2-15	2.9	6.0
     We assess the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. The unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has also affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We have also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout the first half of fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, which in this case is $4.0 million. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will be required to seek additional funds and restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code, which may lead to a liquidation of our business. Primarily as a result of these factors, we assessed goodwill for impairment during December of 2008 in addition to our annual test. The assessment is performed using the two-step process prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets”

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“SFAS 142”). The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. For fiscal 2008, the first step of our goodwill impairment test reflected fair value that was in excess of the carrying value. Accordingly, we did not perform the second step of this test during fiscal 2008. The December 2008 impairment test resulted in an impairment of the entire balance of goodwill, or $10.2 million.
     For fiscal 2009 and 2008, our business has been managed and operated as one operating segment and one reporting unit, and accordingly, our goodwill impairment tests conducted during these years were based on one reporting unit. We relied upon the discounted cash flow method under the income approach, and the orderly and forced liquidation method, as the primary means to calculate fair value. Significant estimates used in the fair value calculation include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates, which we estimate to be approximately 40%; (iii) future estimated capital expenditures and future required investments in working capital; (iv) average cost of capital, which we base on expectations for market participants and estimate to be approximately 43% for fiscal 2009 and 25% for fiscal 2008; (v) the ability to utilize certain tax attributes and (vi) the future terminal value of the reporting unit. The primary factors leading to impairment for the December 2008 interim impairment test were (i) lower levels of projected cash flows, which were affected by the recent declines in our revenues, (ii) an increase in the average cost of capital, which is primarily attributable to general increases in the cost of capital relative to the recent global economic downturn and increased risks associated with the cash flows from our business and (iii) an increased likelihood of a liquidation of our business. There have been no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of the SFAS 142 impairment test over the past several years; however, due to the factors discussed above, for the December 2008 interim impairment test we placed more emphasis on liquidation scenarios. Prior to fiscal 2008 we divested and acquired certain businesses, and accordingly, the number of business units identified in prior periods was different than those identified for the fiscal 2009 and 2008 impairment tests.
     We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. As a result of the factors discussed above, we assessed our other intangible assets for impairment during December 2008. In evaluating the recoverability of intangibles and other long-lived assets, our policy is to first compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If the carrying amount exceeds the undiscounted future operating cash flows, an impairment charge is recognized for the excess of the carrying amount of the asset over its fair value. We calculate fair value of trademark and know-how intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset. We calculate fair value of our customer relationships by using the excess earnings method. The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Growth rates of net sales and average cost of capital used for discounting cash flows for the December 2008 impairment assessment are consistent with those utilized in the December 2008 interim goodwill test. We recognized an impairment charge of approximately $13.0 million relative to these intangible assets, which was primary driven by lower levels of projected cash flows, an increase in the average cost of capital and lower estimated royalty rates of our products relative to other products in the market.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of changes in our goodwill and other intangible assets for the first six months of fiscal 2009, and the impairment charges recognized during December 2008, is as follows (in thousands):

	Six Months Ended January 31, 2009
	Net						Net
	Carrying						Carrying
	Amount -			Amortization		Amortization	Amount -
	Beginning			Prior to	Impairment	Subsequent to	End
	of Period	Additions	Disposals	Impairment	Charge	Impairment	of Period

Amortizable intangible assets:
Purchased technology	$8,860	$—	$—	$(426)	$(6,075)	$(21)	$2,338
Trademarks	150	9	(1)	(7)	(2)	(1)	148
Patents	1,634	189	(47)	(47)	(1,404)	(2)	323
Licensing costs	897	—	—	(108)	(646)	(4)	139
Customer relationships, covenants not to compete and other	1,403	—	—	(432)	(965)	—	6

Total amortizable intangible assets	12,944	198	(48)	(1,020)	(9,092)	(28)	2,954
Unamortizable trademarks	5,449	—	—	—	(3,930)	—	1,519

Total other intangible assets	18,393	198	(48)	(1,020)	(13,022)	(28)	4,473
Goodwill	10,171	—	—	—	(10,171)	—	—

Total intangible assets	$28,564	$198	$(48)	$(1,020)	$(23,193)	$(28)	$4,473

     The above impairment charge was recognized as of December 31, 2008 and is stated separately on the accompanying Unaudited Condensed Consolidated Statements of Operations under the caption “Impairment of goodwill and other intangible assets”. Estimated future amortization expense for the remainder of fiscal 2009 through fiscal 2014, based on balances existing at January 31, 2009, is as follows (in thousands):

Six months ended July 31, 2009	$166
Fiscal year 2010	331
Fiscal year 2011	331
Fiscal year 2012	239
Fiscal year 2013	183
Fiscal year 2014	174
     If we have future changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired, which would result in additional charges to earnings.
6. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31,	July 31,
	2009	2008
	(Unaudited)

Accrued research and development	$1,154	$1,154
Accrued employee compensation and related taxes	652	1,000
Accrued professional and consulting fees	525	795
Other accrued expenses	1,041	1,110

Total accrued expenses	$3,372	$4,059

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Debt
     Debt consists of the following (in thousands):

	January 31,	July 31,
	2009	2008
	(Unaudited)

Short-term borrowings and current portion of long-term debt:
Senior Secured Convertible Notes	$12,000	$—
Unamortized discount — Senior Secured Convertible Notes	(2,663)	—

Senior Secured Convertible Notes — net	9,337	—
Short-term borrowings	112	—
Current portion of capital lease obligations	63	71

Total short-term borrowings and current portion of long-term debt	$9,512	$71

Long-term debt:
Senior Secured Convertible Notes	$—	$12,000
Unamortized discount — Senior Secured Convertible Notes	—	(3,560)

Senior Secured Convertible Notes — net	—	8,440
PharmaBio	500	500
Capital lease obligations	66	105

Total long-term debt	566	9,045
Less: Current portion	(63)	(71)

Long-term debt — net of current portion	$503	$8,974

Short-term Borrowings
     As of January 31, 2009, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.6%.
Senior Secured Convertible Notes
     Our Third Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”) were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants, could, at the option of the Senior Secured Convertible Note holders, result in an acceleration of some or all of the amounts outstanding thereunder. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Senior Secured Convertible Notes shall bear interest at a rate of 15.0% per annum.
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
     We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us. We recently retained financial advisors to assist in exploring financing alternatives. As of the date of this filing, we were engaged in negotiations with the note holders regarding the repayment provisions of these notes, but have been unable to reach an agreement.
PharmaBio Development, Inc.
     In December 2002, we entered into an agreement with PharmaBio Development, Inc. (“PharmaBio”), the strategic investment group of Quintiles Transnational Corp., our then contract research organization. Under this agreement, PharmaBio invested $0.5 million in us. In return for the investment, we agreed to pay PharmaBio an amount equal to 5.0% of all net sales of an oral cancer diagnostic drug product in the European Union and the United States. The aggregate amount of the royalty cannot exceed $1.25 million and the royalty is payable quarterly. The investment was recorded as long-term debt and will be amortized using the effective interest method.
8. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units (“RSUs”), to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). As of January 31, 2009 there were 408,973 shares available for grant under the plan.
     During the six months ended January 31, 2009, we granted options to purchase 50,000 shares of our common stock. During the six months ended January 31, 2008, we granted options to purchase 3,128,166 shares of our common stock. The fair value of options granted for the six months ended January 31, 2009 and 2008 is estimated using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended January 31,
	2009	2008
Risk-free interest rate	1.1%	3.5%
Expected volatility	98%	60%
Expected term (in years)	3.3%	5.2
Dividend yield	0%	0%

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
     A summary of stock option activity for our stock award plan for the six months ended January 31, 2009 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value

Options outstanding — beginning of period	515	$11.55	6.7	$—
Granted	50	0.34
Exercised	—	—
Expired	(69)	7.94
Forfeited	(36)	19.20

Options outstanding — end of period	460	10.23	5.6	—

Options vested or expected to vest — end of period	435	10.43	5.4	—

Options exercisable — end of period	273	12.78	4.1	—

     A summary of unvested common stock award activity within our share-based compensation plan for the six months ended January 31, 2009 is as follows (in thousands except grant value and recognition period amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)

Unvested balance — beginning of period	56	$7.00	1.1
Granted	21	2.10
Vested	(50)	5.29
Forfeited	(7)	7.98

Unvested balance — end of period	20	5.09	0.7

     Stock-based compensation costs are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Marketing and selling expense	$34	$55	$95	$110
General and administrative expense	81	460	180	856
Research and development expense	—	1	1	2
Inventory	15	7	44	8

Total stock-based compensation	$130	$523	$320	$976

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of January 31, 2009, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $1.3 million and $0.1 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 1.5 years and less than one year, respectively.
9. Warrants
     As of January 31, 2009 and July 31, 2008, we have warrants outstanding for the purchase of 1,384,424 shares of our common stock, all of which are exercisable. As of January 31, 2009, these warrants have a weighted average exercise price of $14.76 and a weighted average remaining contractual term of approximately three years.
10. Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of January 31, 2009 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of January 31, 2009 and July 31, 2008, accumulated accrued dividends were less than $0.1 million. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.
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
12. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Six Months Ended January 31,
	2009	2008

Interest paid	$7	$235
Income taxes paid	10	8
Insurance policy financed with short-term borrowings	193	275
13. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Net loss	$(25,257)	$(4,736)	$(28,055)	$(9,591)
Foreign currency translation adjustment	—	24	1	11

Comprehensive loss	$(25,257)	$(4,712)	$(28,054)	$(9,580)

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of January 31, 2009, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in Tinnell’s then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent. Both parties filed motions for summary judgment and on September 30, 2008, the court denied both motions and the parties met and conferred on pre-trial matters in January 2009. No trial date has been set.
     For the three months ended January 31, 2009 and 2008 and six months ended January 31, 2009 and 2008, we incurred expense of less than $0.1 million, $0.1 million, less than $0.1 million and $0.3 million, respectively, relative to the pending litigation with Tinnell. This expense is reflected in our loss from discontinued operations on the accompanying Unaudited Condensed Consolidated Statements of Operations since this litigation relates to our previously disposed Zilactin® brand of over-the-counter lip and oral care products. The disposal of the Zilactin® brand of over-the-counter lip and oral care products was completed during June 2005.
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

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Registration Payment Arrangements
     We have entered into various registration rights agreements in connection with financing transactions. In some instances, these registration rights agreements contain provisions that may call for us to pay penalties in certain circumstances. These registration payment arrangements primarily relate to our ability to either file a registration statement within a particular time period, have a registration statement declared effective within a particular time period or to maintain the effectiveness of a registration statement for a particular time period. As of January 31, 2009, all registration statements related to registration rights agreements containing penalty provisions have been filed and declared effective, or the securities covered by such registration rights agreements have been sold or can be sold under Rule 144 of the Securities Act of 1933 by the investors who purchased such securities, and accordingly, we are in compliance with such registration payment arrangements. We will be required to file registration statements in the future for shares that are issued as payment of interest on our Senior Secured Convertible Notes. If we do not file such registration statements, we would be subject to cash penalties equal to 1.0% of the Market Price (as defined in the Senior Secured Convertible Notes) of the registrable securities for each 30-day period or pro rata for any portion thereof following the filing deadline. We do not believe it is probable that penalty payments will be made for the registration rights agreements discussed above, and accordingly we have not accrued for such potential penalties as of January 31, 2009.
FDA Observation Letter
     During September 2008, after completion of a cGMP audit of our fluoride manufacturing facility, we received notice from the FDA regarding certain deficiencies in our documentation, processes and procedures relative to certain of our fluoride products. We have halted production of these products while an action plan was developed to address these deficiencies. The resulting action plan included the voluntary recall of a select group of lots of certain fluoride products. During October 2008 we resumed distribution of fluoride products purchased from third party vendors. As of January 31, 2009 and July 31, 2008, we have provided an estimated reserve of approximately $0.3 million and $0.2 million related to these products and this issue, respectively.
Corporate Office Lease
     During October 2008, we entered into a lease agreement for new corporate office facilities, which we have relocated to in the second quarter of fiscal 2009. The lease agreement is for a term of approximately two years and calls for monthly rental payments of approximately $26,000.

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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” “likely,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Form 10-K for the year ended July 31, 2008 under Item 1A “Risk Factors,” and in Item 1A, “Risk Factors” under Part II hereof. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
Business
     Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Our marketing programs reach most U.S. dental offices by direct marketing efforts and various media outlets. We are an approved American Dental Association continuing education provider and recently submitted our renewal application to the Academy of General Dentistry to continue as an approved continuing education provider.
Recent Developments and Continuance of Operations
     Our business is sensitive to general economic conditions since our products are somewhat discretionary in nature. Accordingly, the recent global economic downturn has had a negative impact on our revenues. We implemented profit enhancement initiatives in the second half of fiscal 2008 that resulted in satisfying the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which are discussed in more detail elsewhere herein, including: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products; (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods; (iii) reducing headcount in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives. Although these initiatives proved to be effective in satisfying the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods.

     During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Additionally, the unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during the first half of fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional headcount, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million impairment loss for goodwill and other intangible assets recognized during December 2008, these actions narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5 of the accompanying Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Intangible Assets, and elsewhere in this MD&A. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed planned levels. As of January 31, 2009, we had approximately $2.5 million of cash and cash equivalents, compared to $3.2 million at October 31, 2008 and $4.5 million at July 31, 2008 and a working capital deficit of $4.3 million compared to working capital of $5.7 million at October 31, 2008 and $6.6 million at July 31, 2008. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. However, to date, the holders of the Senior Secured Convertible Notes have been unwilling to agree to an amount to extinguish this debt. Also, although the Senior Secured Convertible Notes provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.”
     We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us.
     We were unable to issue shares for the January 31, 2009 interest payment because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
     As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Accordingly, realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

Other Key Operating Initiatives
     During the second quarter of fiscal 2009, we completed the first phase of the global rollout of our proprietary oral cancer screening product, ViziLite® Plus. Beginning in North America and through our direct sales force, we now market ViziLite® Plus in all 50 states of the U.S., as well as Canada. Since May 2008, we have expanded to Western Europe by forming strategic alliances to distribute ViziLite® Plus in a number of European markets. ViziLite® Plus is now available in the United Kingdom, Ireland, Germany, Spain, Portugal, France and Greece. For the next phase of our expansion, we have formed distribution agreements in other international markets, including Russia and Belarus, where product registration is in process. During February 2009, we furthered this expansion initiative with the selection of Getwell Life Sciences to distribute ViziLite® Plus throughout India. We expect these markets and others in the Pacific Rim region, especially China and India, will form the bulk of our continued global expansion for ViziLite® Plus.
     During October 2008, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) issued an indefinite renewal of the marketing authorization for OraTest®, our proprietary oral cancer diagnostic kit. Under the European Union’s (“EU”) mutual recognition process, we expect to receive renewal licenses for member states including Finland, Greece, Luxembourg, The Netherlands, Belgium, the U.K. and Portugal, over the next quarter. We are seeking marketing partners in the seven EU countries. Adding OraTest® to our international product portfolio provides the opportunity to expand the potential market for our oral cancer screening and testing product franchise. The OraTest® diagnostic kit and ViziLite® Plus are complementary products with distinct indications, which will allow us to market to a more diverse group of healthcare professionals within the EU.
     During November 2008, Essex Dental Benefits began offering coverage for ViziLite® Plus examinations. Essex Dental Benefits joins the growing list of premiere and national insurance plans that provide coverage for ViziLite® Plus, which also includes Humana, United Healthcare, Cigna, Guardian, SafeGuard, Northeast Delta Dental and a number of regional plans and self-insured employers. With the addition of Essex Dental Benefits, approximately 25 million lives are part of dental plans that cover oral cancer screening; however, not all dental professionals in these plans have made ViziLite® Plus available to their patients. We are actively working with several large dental plans to co-promote ViziLite® Plus to their national contracted dentist networks. Additionally, there has been an increased focus, by Zila sales staff, on dentists contracted with dental plans that offer coverage for ViziLite® Plus.
     During October 2008, we announced encouraging results of an in vivo animal study, which demonstrated evidence of photodestruction of premalignant lesions and invasive squamous cell carcinoma when Zila’s patented pharmaceutical-grade toluidine blue was used as a photosensitizer and light activated. Due to these results, we are hopeful it will demonstrate efficacy during photodynamic therapy for oral dysplasia and oral cancer. Due to inadequate funding at the current time, we are postponing any further clinical studies, including human trial.

Results of Operations
     The following table summarizes our results of operations and related statistical information for the three and six months ended January 31, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended January 31,
		% of		% of	%
	2009	Revenue	2008	Revenue	Change

Net revenues	$8,513	100.0%	$10,491	100.0%	(18.9)%
Cost of products sold	3,773	44.3	4,245	40.5	(11.1)

Gross profit	4,740	55.7	6,246	59.5	(24.1)

Operating costs and expenses:
Marketing and selling	3,348	39.3	5,221	49.8	(35.9)
General and administrative	1,813	21.3	3,127	29.8	(42.0)
Impairment of goodwill and other intangible assets	23,193	272.4	—	—
Research and development	78	0.9	789	7.5	(90.1)
Depreciation and amortization	611	7.3	944	9.0	(35.3)

Loss from operations	(24,303)	(285.5)	(3,835)	(36.6)	533.7
Other expense — net	(936)	(11.0)	(754)	(7.1)	24.1

Loss from continuing operations	$(25,239)	(296.5)	$(4,589)	(43.7)	450.0

	For the Six Months Ended January 31,
		% of		% of	%
	2009	Revenue	2008	Revenue	Change
Net revenues	$18,154	100.0%	$21,931	100.0%	(17.2)%
Cost of products sold	7,549	41.6	8,826	40.2	(14.5)

Gross profit	10,605	58.4	13,105	59.8	(19.1)

Operating costs and expenses:
Marketing and selling	7,719	42.5	10,517	48.0	(26.6)
General and administrative	4,036	22.2	6,602	30.1	(38.9)
Impairment of goodwill and other intangible assets	23,193	127.8	—	—
Research and development	244	1.3	1,991	9.1	(87.7)
Depreciation and amortization	1,535	8.5	1,859	8.5	(17.4)

Loss from operations	(26,122)	(143.9)	(7,864)	(35.9)	232.2
Other expense — net	(1,891)	(10.4)	(1,396)	(6.3)	35.5

Loss from continuing operations before income taxes	(28,013)	(154.3)	(9,260)	(42.2)	202.5
Income tax expense	(13)	(0.1)	(12)	(0.1)	8.3

Loss from continuing operations	$(28,026)	(154.4)%	$(9,272)	(42.3)%	202.3

Net Revenues
     Net revenues were $8.5 million and $10.5 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $2.0 million or 18.9%. Net revenues were $18.2 million and $21.9 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $3.7 million or 17.2%. ViziLite® Plus net revenues decreased to $2.7 million and $5.9 million for the three and six months ended January 31, 2009, a decrease of 16.6% and 6.0% from the same periods in the previous year, respectively. Also contributing to the decrease in net revenues were lower sales of our Rotadent® Professional Powered Brush and Pro-Select Platinum® ultrasonic scalers. Although we have recently been successful in increasing the utilization of ViziLite® Plus, expanding our international programs and driving increases in the number of insurance companies reimbursing for the ViziLite® Plus examination, the deepening of the global economic downturn and customer concern about our viability as an ongoing business have had a significant negative impact on our business. As discussed above, our business is sensitive to general economic conditions since our products are somewhat discretionary in nature.
Gross Profit
     Gross profit was $4.7 million and $6.2 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $1.5 million or 24.1%. Gross profit was $10.6 million and $13.1 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $2.5 million or 19.1%. Gross profit as a percentage of net revenues was 55.7% and 59.5% for the three months ended January 31, 2009 and 2008, respectively, and 58.4% and 59.8% for the six months ended January 31, 2009 and 2008, respectively. Our gross profit margin for the three and six months ended January 31, 2009 was negatively impacted by selective discounting programs that were implemented in the first half of fiscal 2009 in an effort to stimulate sales and counteract the revenue declines discussed above. During the three months ended January 31, 2009, we have also experienced product cost increases as a result of decreased purchasing volumes and the resulting impact on discounts for products purchased.
Marketing and Selling Expense
     Marketing and selling expense was $3.3 million and $5.2 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $1.9 million or 35.9%. Marketing and selling expense was $7.7 million and $10.5 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $2.8 million or 26.6%. The decline in marketing and selling expense for the three and six months ended January 31, 2009 results from the reduction in the level of commissions and bonuses for the sales force as a result of reduced sales levels, reduced sales force headcount as a result of a realignment of our sales territories to gain efficiencies and reductions in expenditures in non-direct selling related expenses. Additionally, our marketing expenditures have been temporarily reduced in connection with our profit enhancement initiatives, which include reductions in expenditure levels for tradeshows, seminars and other marketing activities.
General and Administrative Expense
     General and administrative expense was $1.8 million and $3.1 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $1.3 million or 42.0%. General and administrative expense was $4.0 million and $6.6 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $2.6 million or 38.9%. The decrease in general and administrative expense primarily relates to profitability initiatives that were implemented during the second half of fiscal 2008 and the first half of fiscal 2009. These profitability initiatives included reducing headcount in our non-selling workforce by approximately 25% in the first half of fiscal 2009, continuing the temporary reduction of the salaries of certain management employees, reducing certain other employee benefits and reducing, deferring or eliminating non-critical programs across the organization.

     General and administrative expense consists of the following for the three and six months ended January 31, 2009 and 2008 (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Cash basis salaries and benefits	$712	$1,136	$1,531	$2,346
Audit, accounting and other professional fees	272	405	802	1,276
Investment banking fees and shareholder related expense	160	165	296	243
Legal and intellectual property related fees	147	359	386	652
Insurance	114	119	224	248
Non-cash stock-based compensation expense	81	460	180	856
Other general and administrative expense	327	483	617	981

Total general and administrative expense	$1,813	$3,127	$4,036	$6,602

Impairment of Goodwill and Other Intangible Assets
     We assess the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. The unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has also affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We have also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout the first half of fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, which in this case is $4.0 million. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. Primarily as a result of these factors, we assessed goodwill for impairment during December of 2008 in addition to our annual test. We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. As a result of the factors discussed above, we also assessed our other intangible assets for impairment during December 2008.
     We recognized an impairment charge of $23.2 million during December 2008 as a result of these impairment assessments. This impairment charge consists of $10.2 million for goodwill and $13.0 million for other intangible assets. The impairment loss is more fully described in Note 5 to the accompanying Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Intangible Assets, and in the Summary of Critical Accounting Policies and Estimates section of this MD&A.
Research and Development Expense
     Research and development expense was $0.1 million and $0.8 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $0.7 million or 90.1%. Research and development expense was $0.2 million and $2.0 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $1.8 million or 87.7%. In the first quarter of fiscal 2008 we closed enrollment in a clinical trial related to an oral cancer diagnostic drug and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $0.6 million and $0.9 million for the three months ended January 31, 2009 and 2008, respectively, a decrease of $0.3 million or 35.3%. Depreciation and amortization expense was $1.5 million and $1.9 million for the six months ended January 31, 2009 and 2008, respectively, a decrease of $0.4 million or 17.4%. During the second quarter of fiscal 2009, depreciation and amortization was favorably affected by certain long-lived assets becoming fully depreciated or amortized, which is offset by depreciation for our recently acquired property and equipment and amortizable intangible assets. Depreciation and amortization also decreased in the three and six months ended January 31, 2009 compared to the same period in prior years as a result of the impairment of intangible assets, which is discussed elsewhere herein.

Other Expense — Net
     Other expense, net was $0.9 million and $0.8 million for the three months ended January 31, 2009 and 2008, respectively, and $1.9 million and $1.4 million for the six months ended January 31, 2009 and 2008. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Senior secured convertible notes	$215	$245	$460	$461
Amortization of financing costs	226	97	452	196
Amortization of debt discounts	448	451	897	898
Capital leases and other	5	8	7	13

Total interest expense	$894	$801	$1,816	$1,568

     The increase in interest expense primarily relates to increased amortization of financing costs, which relates to costs incurred in connection with amendments to our Senior Secured Convertible Notes during fiscal 2008.
Income Taxes
     Income tax expense for the three and six months ended January 31, 2009 and 2008 was less than $0.1 million and primarily relates to state income taxes.
Inflation and Seasonality
     We do not believe that inflation has a unique or material effect on the operations or financial condition of our businesses. However, we are sensitive to general economic conditions since our products are somewhat discretionary in nature. Sales for the dental industry are generally affected by holiday and vacation related seasonality, which impacts the number of available selling days in each fiscal quarter. We sell directly to dental professionals in the United States and Canada, and accordingly, our sales are subject to these seasonal trends.
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
     Previously, our research and development program for our oral cancer diagnostic drug required the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential product to market and to establish production, marketing and sales capabilities. We believe that in order to maximize shareholder value our resources must be directed to those products and programs with the greatest probability of financial return. We believe that our greatest potential lies with our continued development and commercialization of our already existing oral cancer screening product, ViziLite® Plus. The incremental market potential of the oral cancer diagnostic drug, considering the availability of ViziLite® Plus, did not justify the cost, time and uncertain study outcomes associated with continuing the program in its current form. In order to pursue our strategy with our currently available funds, during fiscal 2008 we curtailed activity and spending related to the oral cancer diagnostic drug program. We have continued this strategy into fiscal 2009. As a result of this curtailment, research and development expenditures decreased during fiscal 2008 compared to historic levels, and have continued to decrease into fiscal 2009. We believe that our level of expenditures for research and development in fiscal 2009 will be reduced further from our historic levels.

     To reduce operating losses, during the second half of fiscal 2008, we took steps to reduce costs in non-direct sales force areas through further headcount reductions, furloughs of certain personnel and discontinuing research and development projects, and have implemented profit enhancement initiatives. We also took steps to improve revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods. As a result of these steps, during the fourth quarter of fiscal 2008 we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. Although these initiatives proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, we do not expect some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, to be sustainable into future periods.
     During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Additionally, the unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during the first half of fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional headcount, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million impairment loss for goodwill and other intangible assets recognized during December 2008, these actions narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5 of the accompanying Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Intangible Assets, and elsewhere in this MD&A. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed planned levels. As of January 31, 2009, we had approximately $2.5 million of cash and cash equivalents, compared to $3.2 million at October 31, 2008 and $4.5 million at July 31, 2008 and a working capital deficit of $4.3 million compared to working capital of $5.7 million at October 31, 2008 and $6.6 million at July 31, 2008. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. However, to date, the holders of the Senior Secured Convertible Notes have been unwilling to agree to an amount to extinguish this debt. Also, although the Senior Secured Convertible Notes provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.”
     We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us.
     We were unable to issue shares for the January 31, 2009 interest payment because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.

     As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Accordingly, realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.
Selected Cash Flow and Working Capital Information
     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Six Months Ended January 31,
	2009	2008

Net cash used in operating activities	$(1,469)	$(6,685)
Net cash used in investing activities	(342)	(754)
Net cash used in financing activities	(138)	(1,536)

	January 31,	July 31,
	2009	2008

Cash and cash equivalents	$2,513	$4,462
Working capital	(4,348)	6,558
Current ratio	0.7	1.8
     As of January 31, 2009, our primary sources of liquidity included cash and cash equivalents of $2.5 million compared to $4.5 million as of July 31, 2008. Our working capital was negative $4.3 million as of January 31, 2009 compared to $6.6 million as of July 31, 2008. The decrease in working capital primarily relates to our decreased cash balance and the reclassification of our Senior Secured Convertible Notes to current liabilities, offset by a decline in accounts payable and other accrued expenses. Our current ratio declined to 0.7 as of January 31, 2009 from 1.8 as of July 31, 2008 due primarily to the reclassification for our Senior Secured Convertible Notes and the decline in cash and cash equivalents.
Cash Flows from Operating Activities
     Cash used in operating activities was $1.5 million and $6.7 million for the six months ended January 31, 2009 and 2008, respectively. The improvement in cash used in operating activities relates to the recent profit enhancement initiatives undertaken and the curtailment of activity and spending related to the oral cancer diagnostic drug program. Also contributing to the lower amount of cash used in operating activities was a decrease in cash used for changes in working capital, which was $0.3 million and $1.5 million for the six months ended January 31, 2009 and 2008, respectively, or a $1.2 million reduction. Working capital changes for the six months ended January 31, 2009 primarily relate to a decline in accounts payable and accrued liabilities of $1.8 million for payments made on these balances, offset by a reduction in our accounts receivable balances of $0.9 million, which in part relates to our decline in revenue from the levels experienced in the fourth quarter of fiscal 2008 compared to the first half of fiscal 2009. During the first six months of fiscal 2009, our accounts payable and accrued liabilities have declined as a result of lower expense levels coupled with the tightening of payment terms from our vendors. However, we did have $0.1 million in cash provided by working capital changes for the second quarter of fiscal 2009 as we adjusted purchasing patterns for the recently experienced sales declines in order to lower our inventory levels.
Cash Flows from Investing Activities
     Cash used in investing activities was $0.3 million and $0.8 million for the six months ended January 31, 2009 and 2008, respectively, and consists primarily of disbursements for additional property and equipment and development of intangible assets.
Cash Flows from Financing Activities
     Cash used in financing activities was $0.1 million and $1.5 million for the six months ended January 31, 2009 and 2008, respectively. During the first six months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants in connection with an amendment to our Senior Secured Convertible Notes.

Senior Secured Convertible Notes
     Our Third Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”) were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property.
     Failure to satisfy the financial covenants, or to maintain compliance with other covenants, could, at the option of the Senior Secured Convertible Note holders, result in an acceleration of some or all of the amounts outstanding thereunder. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on these notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable. Additionally, upon the occurrence and during the continuation of any event of default, all amounts outstanding under the Senior Secured Convertible Notes shall bear interest at a rate of 15.0% per annum.
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
     We anticipate we will need to refinance our Senior Secured Convertible Notes by their due date of July 31, 2010. We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us. We recently retained financial advisors to assist in exploring financing alternatives. As of the date of this filing, we were engaged in negotiations with the note holders regarding the repayment provisions of these notes, but have been unable to reach an agreement. Should we refinance the Senior Secured Convertible Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of January 31, 2009 there were $1.3 million of unamortized debt issue costs and $2.7 million of debt discounts relative to the Senior Secured Convertible Notes.
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

Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of January 31, 2009 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of January 31, 2009 and July 31, 2008, accumulated accrued dividends were less than $0.1 million. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the preferred stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act. There is no established public trading market for the Preferred Stock.
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
     There are several accounting policies that we believe are significant to the presentation of our financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) revenue recognition; (ii) use of estimates, which is described more fully above; and (iii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended July 31, 2008. With the exception of our goodwill and other intangible assets disclosure below, we do not believe there have been significant changes to our critical accounting policies and estimates subsequent to July 31, 2008.

     Goodwill, Intangibles and Other Long-Lived Assets — We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We assess the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first half of fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. The unwillingness of the holders of the Senior Secured Convertible Notes to renegotiate their debt has also affected revenues as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We have also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout the first half of fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, which in this case is $4.0 million. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code, which may lead to a liquidation of our business. Primarily as a result of these factors, we assessed goodwill for impairment during December of 2008 in addition to our annual test. The assessment is performed using the two-step process prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. For fiscal 2008, the first step of our goodwill impairment test reflected fair value that was in excess of the carrying value. Accordingly, we did not perform the second step of this test during fiscal 2008. The December 2008 impairment test resulted in an impairment of the entire balance of goodwill, or $10.2 million.
     For fiscal 2009 and 2008, our business has been managed and operated as one operating segment and one reporting unit, and accordingly, our goodwill impairment tests conducted during these years were based on one reporting unit. We relied upon the discounted cash flow method under the income approach, and the orderly and forced liquidation method, as the primary means to calculate fair value. Significant estimates used in the fair value calculation include, but are not limited to: (i) estimates of future revenue and expense growth; (ii) future estimated effective tax rates, which we estimate to be approximately 40%; (iii) future estimated capital expenditures and future required investments in working capital; (iv) average cost of capital, which we base on expectations for market participants and estimate to be approximately 43% for fiscal 2009 and 25% for fiscal 2008; (v) the ability to utilize certain tax attributes and (vi) the future terminal value of the reporting unit. The primary factors leading to impairment for the December 2008 interim impairment test were (i) lower levels of projected cash flows, which were affected by the recent declines in our revenues, (ii) an increase in the average cost of capital, which is primarily attributable to general increases in the cost of capital relative to the recent global economic downturn and increased risks associated with the cash flows from our business and (iii) an increased likelihood of a liquidation of our business.
     For our annual fiscal 2008 goodwill impairment test, we performed a sensitivity analysis considering a decline in revenues in all years of 12.5%, and variable expenses of 10.8% of revenues. Fixed expenses were grown at a 3.0% annual inflation rate over the projection period. Although we considered this projection set to be much less risky than our base case used for SFAS 142 step one conclusion purposes, we kept the average cost of capital constant at approximately 25%. This analysis did not indicate impairment of goodwill. We also performed an internal rate of return analysis that indicated an average cost of capital of 51.0% is required to tie our projections to the market value of total invested capital for Zila.
     There have been no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of the SFAS 142 impairment test over the past several years; however, due to the factors discussed above, for the December 2008 interim impairment test we placed more emphasis on liquidation scenarios. Prior to fiscal 2008 we divested and acquired certain businesses, and accordingly, the number of business units identified in prior periods was different than those identified for the fiscal 2009 and 2008 impairment tests.

     We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. As a result of the factors discussed above, we assessed our other intangible assets for impairment during December 2008. In evaluating the recoverability of intangibles and other long-lived assets, our policy is to first compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If the carrying amount exceeds the undiscounted future operating cash flows, an impairment charge is recognized for the excess of the carrying amount of the asset over its fair value. We calculate fair value of trademark and know-how intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset. We calculate fair value of our customer relationships by using the excess earnings method. The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Growth rates of net sales and average cost of capital used for discounting cash flows for the december 2008 impairment assessment are consistent with those utilized in the December 2008 interim goodwill test. We recognized an impairment charge of approximately $13.0 million relative to these intangible assets, which was primary driven by lower levels of projected cash flows, an increase in the average cost of capital and lower estimated royalty rates of our products relative to other products in the market. This impairment charge consists of $6.1 million for purchased technology, $3.9 million for trademarks, $1.4 million for patents, $0.6 million for licensing costs and $1.0 million for customer relationships and other intangible assets. If we have future changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired, which would result in additional charges to earnings.
     The impairment charge for goodwill and other intangible assets was recognized as of December 31, 2008 and is stated separately on the accompanying Unaudited Condensed Consolidated Statements of Operations under the caption “Impairment of goodwill and other intangible assets”.
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
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at January 31, 2009. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the fiscal quarter beginning February 1, 2009. Early adoption is prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
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
Trends, Risks and Uncertainties Related to Our Business
We are in default with respect to our Senior Secured Convertible Notes.
     The interest payment in the amount of approximately $0.2 million due January 31, 2009 on the Senior Secured Convertible Notes has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, which in this case is $4.0 million. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at the default rate of 15% per annum. However, during the pendency of negotiations described elsewhere in this filing, the note holders have agreed that no default interest will accrue unless and until they provide notice to us. As a result of the foregoing, there can be no assurance that the debt holders will not accelerate the maturity of our obligations and proceed against their collateral. In that event, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.

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
     Our revenues during the first half of fiscal 2009 have been negatively impacted as a result of the severity of the global economic downturn and customer concern about our viability as an ongoing business. We have historically sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets and proceeds from certain private placements of our securities.
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
     While we have continued to execute a number of our cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed planned levels. As of January 31, 2009, we had approximately $2.5 million of cash and cash equivalents, compared to $3.2 million at October 31, 2008 and $4.5 million at July 31, 2008 and a working capital deficit of $4.3 million compared to working capital of $5.7 million at October 31, 2008 and $6.6 million at July 31, 2008. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funds and need to restructure our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. However, to date, the holders of the Senior Secured Convertible Notes have been unwilling to agree to an amount to extinguish this debt. Also, even though the Senior Secured Convertible Notes provide us with the opportunity to obtain a working capital line of credit secured by our inventory and accounts receivable, we have been unable to obtain the approval of the majority holder of the Senior Secured Convertible Notes even though the note agreements provide that such approval is “not to be unreasonably withheld.”
     We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. In addition, upon an event of default, the Senior Secured Convertible Notes shall bear interest at a default rate of 15.0% per annum. However, during the pendency of negotiations, the note holders have agreed that no default interest will accrue unless and until they provide notice to us.

     We were unable to issue shares for the January 31, 2009 interest payment because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
     As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Accordingly, realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. If we would be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code, our common stock would likely become worthless.
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
     Our lack of earnings history, liquidity concerns and our level of debt could have important consequences, such as:
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
     Our Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to, among other things, maintain, at the end of each fiscal quarter, cash and cash equivalents in an amount not less than $1.0 million. As of January 31, 2009, we were in compliance with this covenant and had approximately $2.5 million in cash and cash equivalents. We had cash and cash equivalents of approximately $3.2 million, $4.5 million, $3.5 million, $5.9 million and $8.7 million as of October 31, 2008, July 31, 2008, April 30, 2008, January 31, 2008 and October 31, 2007, respectively. If, as a result of recent economic conditions or other reasons, we are unable to achieve our currently projected sales, we may be unable to remain in compliance with this covenant. We may also be required to use cash for working capital purposes should we experience delays in collecting receivables from our customers, which would increase the number of days our sales are outstanding. Cash flows would also be negatively affected through the tightening of payment terms from our vendors and our inability to match our inventory levels with increased or decreased sales levels. Deterioration in one or all of these factors given our current level of cash and cash equivalents could have significant adverse consequences in maintaining compliance with this covenant.
     Failure to maintain compliance with this or other covenants could, at the option of the Senior Secured Convertible Note holders, result in an additional event of default under the Senior Secured Convertible Notes. Upon the occurrence of the first specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-third of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the second specified event of default, the holders of the Senior Secured Convertible Notes could accelerate and demand repayment of one-half of the outstanding principal balance and all accrued but unpaid interest on the Senior Secured Convertible Notes. Upon the occurrence of the third specified event of default, the entire principal balance and all accrued but unpaid interest may become due and payable.

     We anticipate we will need to refinance our Senior Secured Convertible Notes by their due date of July 31, 2010. We have made timely interest payments under the terms of the Senior Secured Convertible Notes and are otherwise in compliance with the terms of such notes, except for the interest payment due January 31, 2009, which has not been made as of the date of this filing. We recently retained financial advisors to assist in exploring financing alternatives. As of the date of this filing, we were engaged in negotiations with the note holders regarding the repayment provisions of these notes and have not received notice of acceleration from the note holders with respect to the January 31, 2009 interest payment. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any funding will be obtainable on terms that are favorable to us, especially in light of our reduced sales and the recent developments in the global credit and other financial markets. There can also be no assurance that the note holders will not accelerate amounts due under the Senior Secured Convertible Notes, as well as charge an increased default interest rate. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Senior Secured Convertible Notes or obtain alternative sources of funding, we may be required to sell additional equity in order to meet our repayment obligations, which may not be possible. Should we refinance the Senior Secured Convertible Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of January 31, 2009 there were $1.3 million of unamortized debt issue costs and $2.7 million of debt discounts relative to the Senior Secured Convertible Notes.
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
     We currently do not have a head of our sales and marketing function. Our inability to fill this position or to make adequate adjustments in our corporate organizational structure to properly delegate this role to an existing member of our management team could adversely impact our financial performance and our ability to execute our strategies.
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
     The Senior Secured Convertible Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. We paid interest in kind with shares of our common stock in the second, third and fourth quarters of fiscal 2008 and in the first quarter of fiscal 2009, which resulted in the issuance of an additional 788,653 shares of our common stock. As discussed above, as of the date of this filing, we have not made the interest payment due January 31, 2009.
     If we choose to pay future interest on our Senior Secured Convertible Notes in kind or to raise additional funds through the issuance of shares of our common or preferred stock, or securities convertible into our common stock, significant dilution of ownership in our company may occur, and holders of such securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. Moreover, other corporate events such as the exercise of outstanding options would result in further dilution of ownership for existing shareholders.
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
     Subject to the rules and regulations promulgated by NASDAQ and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders. In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of January 31, 2009 and the date of this filing, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our common stockholders.

Failure to maintain NASDAQ Marketplace Rules could materially and adversely affect our business.
     NASDAQ Marketplace Rule 4450(a)(5) requires us to maintain a closing bid price for our common stock of at least $1.00. On January 31, 2009 and as of the date of this filing, the closing bid price was less than $1.00. NASDAQ has suspended the enforcement of this rule through April 19, 2009. If, for 30 consecutive business days beginning April 19, 2009, the bid price of our common stock closes below $1.00 per share, NASDAQ will notify us of the non-compliance. In accordance with Marketplace Rule 4450(e)(2), we would be provided 180 calendar days to regain compliance. If we do not regain compliance during that period our stock may be delisted. In the event that our common stock is delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     The interest payment in the amount of $0.2 million due January 31, 2009 on the Senior Secured Convertible Notes has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. We have not received a notice of default or acceleration from the note holders as of the date of this filing (which is required before any of the principal amount becomes due and payable), but the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, or $4.0 million. Also, upon an event of default, the Senior Secured Convertible Notes begin accruing interest at the default rate of 15%. However, during the pendency of negotiations described elsewhere in this filing, the note holders have agreed that no default interest will accrue unless and until they provide notice to us. Accordingly, the total arrearage on the date hereof is approximately $0.2 million.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders in Phoenix, Arizona on December 11, 2008. A total of 7,724,747 shares of common stock, or 77% of the outstanding shares, were represented in person or by proxy. The results of the matters voted on at the Annual Meeting are as follows:
     (i) Election of Directors:

	Number of Shares
Name	For	Withheld
David R. Bethune	7,129,338	595,409
J. Steven Garrett	6,817,301	907,446
Wade R. Brooksby	7,193,853	530,894
Leslie H. Green	6,790,530	934,217
O.B. Parrish	6,711,762	1,012,985
George J. Vuturo	6,866,647	858,100
     (ii) The ratification of the appointment of BDO Seidman, LLP as Zila, Inc.’s Independent Registered Public Accounting Firm for the fiscal year ending July 31, 2009.

For	Against	Abstain
7,587,768	95,049	41,930

Item 5. Other Information.
     The interest payment in the amount of $0.2 million due January 31, 2009 on the Senior Secured Convertible Notes has not been made as of the date of this filing. The failure to make this payment is an event of default under our Senior Secured Convertible Notes. We have not received a notice of default or acceleration from the note holders as of the date of this filing (which is required before any of the principal amount becomes due and payable), but the note holders may, at any time, accelerate one-third of the amount outstanding under the Senior Secured Convertible Notes, or $4.0 million. Also, upon an event of default, the Senior Secured Convertible Notes begin accruing interest at the default rate of 15%. However, during the pendency of negotiations described elsewhere in this filing, the note holders have agreed that no default interest will accrue unless and until they provide notice to us. Accordingly, the total arrearage on the date hereof is approximately $0.2 million.
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

Date: March 17, 2009	Zila, Inc.

	By:	/s/ DAVID R. BETHUNE
David R. Bethune
Chairman and Interim Chief Executive Officer (Principal Executive Officer)

	By:	/s/ DIANE E. KLEIN
Diane E. Klein
Vice President — Finance and Treasurer (Principal Financial Officer)

Exhibit
Number	Description

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer