Form 10-Q
period 2009-04-30
ZILA INC
filed 2009-06-09
CIK 827156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑. No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 5, 2009, 10,440,583 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ZILA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,064,408	$4,462,328
Trade receivables — net of allowances of $249,000 and $229,000	4,114,682	5,252,215
Inventories — net	2,551,592	3,107,152
Prepaid expenses and other current assets	1,448,181	1,853,373

Total current assets	11,178,863	14,675,068

Property and equipment — net	4,458,263	5,317,061
Goodwill	—	10,171,351
Purchased technology — net	2,276,067	8,860,475
Trademarks and other intangible assets — net	2,220,222	9,533,024
Other assets	1,169,469	1,813,512

Total assets	$21,302,884	$50,370,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,870,607	$3,843,262
Accrued liabilities	3,663,846	4,059,017
Current portion of deferred gain on sale leaseback	—	75,659
Short-term borrowings and current portion of long-term debt	9,849,968	71,252
Current liabilities of discontinued operations	48,476	67,532

Total current liabilities	16,432,897	8,116,722

Long-term debt — net of current portion	500,000	8,974,048

Total liabilities	16,932,897	17,090,770

Shareholders’ equity:
Preferred stock — Series B, $.001 par value — 2,500,000 shares authorized, 100,000 shares issued and outstanding, liquidation preference of $650,000	462,500	462,500
Common stock, $.001 par value — 30,000,000 shares authorized, 10,438,965 and 9,953,818 shares issued and outstanding	10,439	69,677
Additional paid-in capital	126,619,725	125,901,682
Accumulated deficit	(122,040,636)	(92,471,235)
Accumulated other comprehensive loss	(130,970)	(131,832)
Treasury stock, at cost (31,202 common shares)	(551,071)	(551,071)

Total shareholders’ equity	4,369,987	33,279,721

Total liabilities and shareholders’ equity	$21,302,884	$50,370,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net revenues	$8,466,627	$11,244,786	$26,620,312	$33,175,880
Cost of products sold	3,458,175	4,437,621	11,006,614	13,263,824

Gross profit	5,008,452	6,807,165	15,613,698	19,912,056

Operating costs and expenses:
Marketing and selling	3,164,984	6,046,250	10,884,287	16,563,524
General and administrative	1,773,543	3,281,067	5,809,796	9,883,070
Impairment of goodwill and other intangible assets	—	—	23,192,967	—
Research and development	90,121	246,597	334,527	2,237,265
Depreciation and amortization	308,194	952,241	1,842,991	2,810,965

Total operating costs and expenses	5,336,842	10,526,155	42,064,568	31,494,824

Loss from operations	(328,390)	(3,718,990)	(26,450,870)	(11,582,768)

Other income (expense):
Interest income	—	26,116	15,816	223,617
Interest expense	(1,100,479)	(786,289)	(2,916,796)	(2,353,816)
Derivative expense	—	—	—	(23,600)
Other income (expense)	(20,621)	2,049	(110,731)	(991)

Other expense — net	(1,121,100)	(758,124)	(3,011,711)	(2,154,790)

Loss from continuing operations before income taxes	(1,449,490)	(4,477,114)	(29,462,581)	(13,737,558)
Income tax benefit (expense)	(31,978)	33,979	(45,175)	22,387

Loss from continuing operations	(1,481,468)	(4,443,135)	(29,507,756)	(13,715,171)
Loss from discontinued operations, net of income tax expense of nil	(3,656)	(1,858)	(32,395)	(320,892)

Net loss	(1,485,124)	(4,444,993)	(29,540,151)	(14,036,063)
Preferred stock dividends	9,750	9,750	29,250	29,250

Net loss attributable to common shareholders	$(1,494,874)	$(4,454,743)	$(29,569,401)	$(14,065,313)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.14)	$(0.50)	$(2.89)	$(1.56)
Loss from discontinued operations	—	—	—	(0.04)

Net loss attributable to common shareholders	$(0.14)	$(0.50)	$(2.89)	$(1.60)

Weighted average common shares outstanding — basic and diluted	10,407,090	8,838,961	10,248,628	8,794,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended April 30, 2009

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance — July 31, 2008	100,000	$462,500	9,953,818	$69,677	$125,901,682	$(92,471,235)	$(131,832)	$(551,071)	$33,279,721

Stock-based compensation expense	—	—	54,047	215	442,883	—	—	—	443,098
Common shares withheld for income taxes	—	—	(15,040)	(53)	(32,904)	—	—	—	(32,957)
Issuance of common stock under employee stock purchase plan	—	—	11,057	47	3,284	—	—	—	3,331
Effect of reverse stock split approved on September 12, 2008	—	—	—	(59,882)	59,882	—	—	—	—
Shares issued for payment of interest	—	—	435,083	435	244,898	—	—	—	245,333
Foreign currency translation	—	—	—	—	—	—	862	—	862
Preferred stock dividends	—	—	—	—	—	(29,250)	—	—	(29,250)
Net loss	—	—	—	—	—	(29,540,151)	—	—	(29,540,151)

Balance — April 30, 2009	100,000	$462,500	10,438,965	$10,439	$126,619,725	$(122,040,636)	$(130,970)	$(551,071)	$4,369,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(29,540,151)	$(14,036,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,167,150	3,154,531
Non-cash amortization of financing costs	670,176	293,576
Non-cash amortization of debt discounts	1,331,381	1,336,259
Non-cash interest	245,333	485,334
Non-cash derivative expense	—	23,600
Non-cash stock-based compensation expense	443,705	1,381,420
Impairment of goodwill and other intangible assets	23,192,967	—
Other non-cash items — net	(1,017)	40,386
Changes in operating assets and liabilities:
Trade receivables	1,137,533	(1,209,934)
Inventories	555,560	(39,707)
Prepaid expenses and other assets	572,596	(277,146)
Accounts payable and accrued liabilities	(1,415,650)	85,891

Net cash used in operating activities	(640,417)	(8,761,853)

Cash flows from investing activities:
Additions to property and equipment	(198,131)	(630,753)
Additions to intangible assets	(323,792)	(310,855)
Proceeds from sale of assets	11,196	11,495

Net cash used in investing activities	(510,727)	(930,113)

Cash flows from financing activities:
Principal payments on debt	(220,250)	(269,268)
Payment of obligation to repurchase common stock and warrants	—	(1,399,993)
Dividends paid to preferred stockholders	(29,250)	(29,250)
Proceeds from issuance of common stock	2,724	71,909

Net cash used in financing activities	(246,776)	(1,626,602)

Net decrease in cash and cash equivalents	(1,397,920)	(11,318,568)
Cash and cash equivalents — beginning of period	4,462,328	14,859,159

Cash and cash equivalents — end of period	$3,064,408	$3,540,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Basis of Presentation
Nature of Business Activities and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Zila, Inc. and its wholly owned subsidiaries (collectively, “Zila,” “the Company,” “we,” “us” or “our”). Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the U.S. Food and Drug Administration (“FDA”) for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Historically, our marketing programs have reached most U.S. dental offices by direct marketing efforts and various media outlets. However, because of cost control and cash preservation initiatives, during fiscal 2009 we have significantly reduced our marketing efforts, which has impacted our reach to new and existing customers. We are an approved American Dental Association continuing education provider and recently submitted our renewal application to the Academy of General Dentistry to continue as an approved continuing education provider.
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
     Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock, convertible debt, stock options, warrants and restricted stock units. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the losses from continuing operations for the three and nine months ended April 30, 2009 and 2008, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses from continuing operations, are as follows (unaudited) (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Options and warrants to purchase common shares	—	—	9	5
Common stock awards	—	1	7	8
Convertible preferred stock	100	100	100	100

Total potentially dilutive securities	100	101	116	113

     As of April 30, 2009 and 2008, we had approximately $12.0 million of Third Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”) outstanding that are convertible into 779,221 shares of our common stock and are excluded from the above table. The conversion price of these notes is more than the quoted market price of our common stock on such dates. As of April 30, 2009, 1,818,003 stock options and warrants were antidilutive as the strike price of these securities was more than the market price of our common stock. As of April 30, 2008, 2,599,125 stock options and warrants were antidilutive as the strike price of these securities was more than the market price of our common stock.
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
     To reduce operating losses, beginning in the second half of fiscal 2008, we took steps to reduce costs in non-direct sales force areas through workforce reductions, furloughs of certain personnel and discontinuing research and development projects, and have implemented profit enhancement initiatives. We also took steps to improve revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods. As a result of these steps, during the fourth quarter of fiscal 2008, we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. Although these initiatives proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, are not sustainable into future periods.
     During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. Concerns about our financial viability have also contributed to increased turnover in our field sales force and other key staff areas and have led to a reduction in our marketing effectiveness and our reach to new and existing customers. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional personnel, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million non-cash impairment charge for goodwill and other intangible assets recognized during December 2008, these actions significantly narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5, Goodwill and Other Intangible Assets. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed previously planned levels. As of April 30, 2009, we had approximately $3.1 million of cash and cash equivalents, compared to $2.5 million, $3.2 million and $4.5 million at January 31, 2009, October 31, 2008 and July 31, 2008, respectively. As a result of the reclassification of the Senior Secured Convertible Notes to a current liability, as of April 30, 2009 and January 31, 2009, we had working capital deficits of $5.3 million and $4.3 million, respectively, compared to positive working capital of $5.7 million and $6.6 million at October 31, 2008 and July 31, 2008, respectively. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funding and need to restructure or retire our Senior Secured Convertible Notes. If we are unable to execute these strategies, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. We are also engaged in discussions and negotiations with other parties regarding a variety of possible strategic transactions, including the possible sale of the Company or substantially all of its assets. One of those parties and the holders of the Senior Secured Convertible Notes have entered into an agreement (a “Note Purchase Agreement”) whereby such party has the right, subject to certain conditions and for a limited period of time, to acquire all of the Senior Secured Convertible Notes from the current holders at a significant discount from the $12.0 million principal balance of these notes. The Company is not a party to the Note Purchase Agreement.
     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
     We were unable to issue shares for the April 30, 2009 and January 31, 2009 interest payments because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. Accordingly, as of April 30, 2009, there was approximately $0.7 million of unpaid accrued interest due the holders of the Senior Secured Convertible Notes. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
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
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information for those instruments measured at fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The hierarchy consists of three levels:
Level one —	Quoted market prices in active markets for identical assets or liabilities;

Level two —	Inputs other than Level one inputs that are either directly or indirectly observable; and

Level three —	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
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
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at April 30, 2009. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us was the fiscal quarter beginning February 1, 2009. The adoption of SFAS 160 did not have a material effect on our financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us was our third quarter of our fiscal year 2009 ending April 30, 2009. The adoption of SFAS 161 did not have a material effect on our financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning August 1, 2009, and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact FSP SFAS 142-3 will have on our financial position or results of operations.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In May 2008, the FASB issued FSP Accounting Principles Board No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning August 1, 2009, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact FSP APB 14-1 will have on our financial position or results of operations.
     In June 2008, the FASB ratified Emerging Issued Task Force (“EITF”) Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which being the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features), such as warrants to purchase our stock, are considered indexed to our stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for us will be our fiscal year beginning August 1, 2009. Upon adoption, a cumulative effect adjustment may be recorded based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Early adoption is not permitted for reporting entities that have previously established a different accounting policy (prior to the adoption of EITF 07-5) for determining whether an instrument is indexed to an entity’s own stock.
     As of April 30, 2009, we have 1,212,995 warrants outstanding that may no longer be afforded equity treatment upon our adoption of EITF 07-5 on August 1, 2009. These warrants have an exercise price of $14.63, expire in November and December 2011 and have exercise price reset features. The aggregate fair value of these warrants, based on the Black-Scholes option pricing model, was less than $0.1 million as of April 30, 2009. We are currently evaluating the impact EITF 07-5 will have on our financial position or results of operations.
3. Inventories
     Inventories consist of the following (in thousands):

	April 30,	July 31,
	2009	2008
	(Unaudited)

Finished goods	$613	$675
Work-in-process	135	396
Raw materials	2,247	2,470
Inventory reserves	(443)	(434)

Total inventories	$2,552	$3,107

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	April 30,	July 31,
	2009	2008
	(Unaudited)

Land	$529	$529
Building and improvements	2,185	2,132
Furniture and equipment	2,709	3,408
Leasehold improvements and other assets	803	823
Production, laboratory and warehouse equipment	4,514	4,582

Total property and equipment	10,740	11,474
Less: Accumulated depreciation and amortization	(6,282)	(6,157)

Property and equipment — net	$4,458	$5,317

     For the three months ended April 30, 2009 and 2008, approximately $0.1 million of depreciation expense was included in cost of products sold. For the nine months ended April 30, 2009 and 2008, approximately $0.3 million of depreciation expense was included in cost of products sold.
5. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2009 (Unaudited)			July 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Purchased technology	$9,518	$(7,242)	$2,276	$15,592	$(6,732)	$8,860
Trademarks	174	(29)	145	168	(18)	150
Patents	805	(381)	424	2,019	(385)	1,634
Licensing costs	2,028	(1,902)	126	2,674	(1,777)	897
Customer relationships, covenants not to compete and other	2,591	(2,585)	6	3,556	(2,153)	1,403

Total amortizable intangible assets	15,116	(12,139)	2,977	24,009	(11,065)	12,944
Unamortizable trademarks	1,519	—	1,519	5,449	—	5,449

Total other intangible assets	16,635	(12,139)	4,496	29,458	(11,065)	18,393
Goodwill	—	—	—	10,171	—	10,171

Total intangible assets	$16,635	$(12,139)	$4,496	$39,629	$(11,065)	$28,564

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Amortization of amortizable intangible assets is calculated using the following useful lives (in years):

		Weighted Average
	Range of	Remaining Useful Lives
	Useful Lives	April 30, 2009	July 31, 2008
		(Unaudited)

Purchased technology	15	11.6	11.5
Trademarks	7-10	5.9	6.6
Patents	4-17	8.2	7.4
Licensing costs	7-10	2.7	3.4
Customer relationships, covenants not to compete and other	2-15	2.7	6.0
     We have historically assessed the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. As of the date of this filing, we have not made the quarterly interest payments due April 30, 2009 and January 31, 2009 on these notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such defaults, the note holders may, at any time, demand $8.0 million of note principal as a result of our defaults under these notes. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will be required to seek additional funding and restructure or retire our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to sell all or a portion of the Company or file for protection under Chapter 11 of the Federal Bankruptcy Code, which may lead to a liquidation of our business under Chapter 7 of the Federal Bankruptcy Code. Primarily as a result of these factors, we assessed goodwill for impairment on an interim basis during December of 2008. The assessment is performed using the two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. For fiscal 2008, the first step of our annual goodwill impairment test reflected fair value that was in excess of the carrying value. Accordingly, we did not perform the second step of this test during fiscal 2008. The December 2008 impairment test resulted in an impairment of the entire balance of goodwill, or $10.2 million.
     A summary of changes in our goodwill for the first nine months of fiscal 2009, and the impairment charge recognized during December 2008, is as follows (in thousands):

Balance — beginning of period	$10,171
Impairment of goodwill	(10,171)

Balance — end of period	$—

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
     We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. As a result of the factors discussed above, we assessed our other intangible assets for impairment during December 2008. In evaluating the recoverability of intangibles and other long-lived assets, our policy is to first compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If the carrying amount exceeds the undiscounted future operating cash flows, an impairment charge is recognized for the excess of the carrying amount of the asset over its fair value. We calculate fair value of trademark and know-how intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset. We calculate fair value of our customer relationships by using the excess earnings method. The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Growth rates of net sales and average cost of capital used for discounting cash flows are consistent with those utilized in the December 2008 interim goodwill test. We recognized an impairment charge of approximately $13.0 million relative to these intangible assets, which was primary driven by lower levels of projected cash flows, an increase in the average cost of capital and lower estimated royalty rates of our products relative to other products in the market. This impairment charge consists of $6.1 million for purchased technology, $3.9 million for trademarks, $1.4 million for patents, $0.6 million for licensing costs and $1.0 million for customer relationships and other intangible assets. If we have future changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be further impaired, which would result in additional charges to earnings.
     The impairment charge discussed above for goodwill and other intangible assets was recognized as of December 31, 2008 and is stated separately on the accompanying Unaudited Condensed Consolidated Statements of Operations under the caption “Impairment of goodwill and other intangible assets.” Estimated future amortization expense for fiscal 2010 through fiscal 2014, based on balances existing at April 30, 2009, approximates $0.2 million to $0.3 million per year.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	April 30,	July 31,
	2009	2008
	(Unaudited)

Accrued research and development	$1,152	$1,154
Accrued employee compensation and related taxes	593	1,000
Accrued professional and consulting fees	248	795
Accrued interest payable	660	—
Other accrued expenses	1,011	1,110

Total accrued expenses	$3,664	$4,059

7. Debt
     Debt consists of the following (in thousands):

	April 30,	July 31,
	2009	2008
	(Unaudited)

Short-term borrowings and current portion of long-term debt:
Senior Secured Convertible Notes	$12,000	$—
Unamortized discount — Senior Secured Convertible Notes	(2,229)	—

Senior Secured Convertible Notes — net	9,771	—
Short-term borrowings	28	—
Current portion of capital lease obligations	51	71

Total short-term borrowings and current portion of long-term debt	$9,850	$71

Long-term debt:
Senior Secured Convertible Notes	$—	$12,000
Unamortized discount — Senior Secured Convertible Notes	—	(3,560)

Senior Secured Convertible Notes — net	—	8,440
PharmaBio	500	500
Capital lease obligations	51	105

Total long-term debt	551	9,045
Less: Current portion	(51)	(71)

Long-term debt — net of current portion	$500	$8,974

Short-term Borrowings
     As of April 30, 2009, we had short-term borrowings for installments due on an insurance policy, with an interest rate of 6.6%.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Convertible Notes
     Our Senior Secured Convertible Notes were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property.
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
     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
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
8. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock and restricted stock units, to our employees, members of our Board of Directors and non-employee consultants, as approved by our Board of Directors. We typically grant stock option awards to our employees and to members of our Board of Directors at prices equal to the market value of our stock on the date of grant. These awards vest over a period determined at the time of the grant and generally range from one to three years of continuous service, with maximum terms ranging from five to ten years. Certain awards granted to our employees provide for accelerated vesting if there is a “change in control” of Zila (as defined in the plan). As of April 30, 2009, there were 436,258 shares available for grant under the plan.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the nine months ended April 30, 2009, we granted options to purchase 50,000 shares of our common stock. During the nine months ended April 30, 2008, we granted options to purchase 446,881 shares of our common stock. The fair value of options granted for the nine months ended April 30, 2009 and 2008 is estimated using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended April 30,
	2009	2008
Risk-free interest rate	1.1%	3.5%
Expected volatility	98.0%	59.6%
Expected term (in years)	3.3	5.2
Dividend yield	0.0%	0.0%
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
     A summary of stock option activity for our stock award plan for the nine months ended April 30, 2009 is as follows (in thousands except exercise price per share and option term amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (Years)	Value
Options outstanding — beginning of period	515	$11.55	6.7	$—
Granted	50
Exercised	—
Expired	(54)
Forfeited	(78)

Options outstanding — end of period	433	10.23	5.3	—

Options vested or expected to vest — end of period	417	10.37	5.2	—

Options exercisable — end of period	292	12.07	4.2	—

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of unvested common stock award activity within our share-based compensation plan for the nine months ended April 30, 2009 is as follows (in thousands except grant value and recognition period amounts) (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Grant	Recognition
	of Shares	Value	Period (Years)
Unvested balance — beginning of period	56	$7.00	1.1
Granted	21	2.10
Vested	(54)	5.12
Forfeited	(7)	7.98

Unvested balance — end of period	16	5.61	0.5

     Stock-based compensation costs are reflected in the following financial statement captions (in thousands) (unaudited):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Marketing and selling expense	$29	$48	$124	$158
General and administrative expense	65	344	246	1,200
Research and development expense	—	1	1	3
Inventory	29	12	73	20

Total stock-based compensation	$123	$405	$444	$1,381

     As of April 30, 2009, total unrecognized compensation cost related to unvested stock options and unvested common stock awards was approximately $1.0 million and $0.1 million, respectively, with a weighted average period over which these costs are expected to be recognized of approximately 1.3 years and less than one year, respectively.
9. Warrants
     As of April 30, 2009 and July 31, 2008, we have warrants outstanding for the purchase of 1,384,424 shares of our common stock, all of which are exercisable. As of April 30, 2009, these warrants have a weighted average exercise price of $14.76 and a weighted average remaining contractual term of approximately 2.5 years.
10. Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of April 30, 2009 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of April 30, 2009 and July 31, 2008, accumulated accrued dividends were less than $0.1 million. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the Preferred Stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933. There is no established public trading market for the Preferred Stock.

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
12. Supplemental Cash Flow Information
     Supplemental cash flow information is as follows (unaudited) (in thousands):

	Nine Months Ended April 30,
	2009	2008
Interest paid	$11	$246
Income taxes paid	9	45
Insurance policy financed with short-term borrowings	193	275
13. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation and does not reflect an income tax effect due to the recording of valuation allowances. Comprehensive loss is as follows (unaudited) (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net loss	$(1,485)	$(4,445)	$(29,540)	$(14,036)
Foreign currency translation adjustment	—	1	1	12

Comprehensive loss	$(1,485)	$(4,444)	$(29,539)	$(14,024)

14. Commitments and Contingencies
Legal Proceedings
     Except as described below, as of April 30, 2009, we were not a party to any pending legal proceedings other than claims that arise in the conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.
     In connection with the acquisition of patent rights in 1980, we agreed to pay to Dr. James E. Tinnell (“Tinnell”), the inventor of one of our former treatment compositions, a royalty of 5.0% of gross sales of the invention disclosed in Tinnell’s then pending patent application. In September 2000, we notified Tinnell that we would no longer pay such royalties because the obligations ceased in August 1998 when the related product patents expired and we requested reimbursement of royalties paid since August 1998. We then filed suit on November 8, 2000, in the United States District Court for the District of Nevada (the “Court”) requesting a declaratory judgment that we had no royalty obligations to Tinnell and judgment for the overpaid royalties. On April 22, 2004, the Court, in part, ruled in our favor, stating that our royalty obligations to Tinnell ceased in August 1998, however, our request for reimbursement of overpaid royalties was dismissed. Tinnell filed a notice of appeal and we filed a notice of cross-appeal. On September 5, 2007, the Ninth Circuit Court of Appeals reversed the decision of the lower court and remanded the case for a determination of whether or not Tinnell should be credited with inventing the improvement embodied in a 1992 patent. Both parties filed motions for summary judgment and on September 30, 2008, the Court denied both motions and the parties met and conferred on pre-trial matters in January 2009. No trial date has been set.

ZILA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended April 30, 2009 and 2008 and nine months ended April 30, 2009, we incurred expense of less than $0.1 million relative to the pending litigation with Tinnell. For the nine months ended April 30, 2008, we incurred expense of approximately $0.3 million for this pending litigation. This expense is reflected in our loss from discontinued operations on the accompanying Unaudited Condensed Consolidated Statements of Operations since this litigation relates to our previously disposed Zilactin® brand of over-the-counter lip and oral care products. The disposal of the Zilactin® brand of over-the-counter lip and oral care products was completed during June 2005.
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
Registration Payment Arrangements
     We have entered into various registration rights agreements in connection with financing transactions. In some instances, these registration rights agreements contain provisions that may call for us to pay penalties in certain circumstances. These registration payment arrangements primarily relate to our ability to either file a registration statement within a particular time period, have a registration statement declared effective within a particular time period or to maintain the effectiveness of a registration statement for a particular time period. As of April 30, 2009, all registration statements related to registration rights agreements containing penalty provisions have been filed and declared effective, or the securities covered by such registration rights agreements have been sold or can be sold under Rule 144 of the Securities Act of 1933 by the investors who purchased such securities, and accordingly, we are in compliance with such registration payment arrangements. We will be required to file registration statements in the future for shares that may be issued as payment of interest on our Senior Secured Convertible Notes. If we do not file such registration statements, we would be subject to cash penalties equal to 1.0% of the Market Price (as defined in the Senior Secured Convertible Notes) of the registrable securities for each 30-day period or pro rata for any portion thereof following the filing deadline. We do not believe it is probable that penalty payments will be made for the registration rights agreements discussed above, and accordingly we have not accrued for such potential penalties as of April 30, 2009.
FDA Observation Letter
     During September 2008, after completion of a Current Good Manufacturing Practice audit of our fluoride manufacturing facility, we received notice from the FDA regarding certain deficiencies in our documentation, processes and procedures relative to certain of our fluoride products. We have halted production of these products while an action plan was developed to address these deficiencies. The resulting action plan included the voluntary recall of a select group of lots of certain fluoride products. During October 2008, we resumed distribution of fluoride products purchased from third party vendors. As of April 30, 2009 and July 31, 2008, we have provided an estimated reserve of approximately $0.3 million and $0.2 million related to these products and this issue, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended July 31, 2008, as filed with the Securities and Exchange Commission (“SEC”), including the factors set forth in the section titled “Forward-looking Statements,” as well as our other filings made with the SEC. In this MD&A, “Zila,” “we,” “us,” or “our” refer to Zila, Inc. and its wholly-owned subsidiaries.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including this MD&A, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” “likely,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Form 10-K for the year ended July 31, 2008 under Item 1A “Risk Factors,” and in Item 1A, “Risk Factors” under Part II hereof. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
Business
     Zila is a diagnostic company dedicated to the prevention, detection and treatment of oral cancer and periodontal disease. We manufacture and market ViziLite® Plus with TBlue® (“ViziLite® Plus”), our flagship product for the early detection of oral abnormalities that could lead to cancer. ViziLite® Plus is an adjunctive medical device cleared by the FDA for use in a population at increased risk for oral cancer. In addition, Zila designs, manufactures and markets a suite of proprietary products sold exclusively and directly to dental professionals for periodontal disease, including the Rotadent® Professional Powered Brush, the Pro-Select Platinum® ultrasonic scaler and a portfolio of oral pharmaceutical products for both in-office and home-care use. Our products are marketed and sold in the United States and Canada primarily through our direct field sales force and telemarketing organization. Our products are marketed and sold in other international markets through the sales forces of third party distributors. Historically, our marketing programs have reached most U.S. dental offices by direct marketing efforts and various media outlets. However, because of cost control and cash preservation initiatives, during fiscal 2009 we have significantly reduced our marketing efforts, which has impacted our reach to new and existing customers. We are an approved American Dental Association continuing education provider and recently submitted our renewal application to the Academy of General Dentistry to continue as an approved continuing education provider.
Recent Developments and Continuance of Operations
     Our business is sensitive to general economic conditions since our products are somewhat discretionary in nature. Accordingly, the recent global economic downturn has had a negative impact on our revenues. We implemented profit enhancement initiatives in the second half of fiscal 2008 that resulted in satisfying the Defined EBITDA covenant contained in our Third Amended and Restated Secured Notes (the “Senior Secured Convertible Notes”), which are discussed in more detail elsewhere herein, including: (i) completing the hiring of the targeted level of sales representatives and completing their training across the full portfolio of our products; (ii) improving revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods; (iii) reducing personnel in our non-selling workforce, temporarily reducing the salaries of our management employees and reducing certain other employee benefits; and (iv) reducing, deferring or eliminating non-critical programs across the organization while maintaining key selling initiatives. Although these initiatives proved to be effective in satisfying the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, are not sustainable into future periods.

     During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. Concerns about our financial viability have also contributed to increased turnover in our field sales force and other key staff areas and have led to a reduction in our marketing effectiveness and our reach to new and existing customers. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional personnel, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million non-cash impairment charge for goodwill and other intangible assets recognized during December 2008, these actions significantly narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5, Goodwill and Other Intangible Assets. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed previously planned levels. As of April 30, 2009, we had approximately $3.1 million of cash and cash equivalents, compared to $2.5 million, $3.2 million and $4.5 million at January 31, 2009, October 31, 2008 and July 31, 2008, respectively. As a result of the reclassification of the Senior Secured Convertible Notes to a current liability, as of April 30, 2009 and January 31, 2009, we had working capital deficits of $5.3 million and $4.3 million, respectively, compared to positive working capital of $5.7 million and $6.6 million at October 31, 2008 and July 31, 2008, respectively. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funding and need to restructure or retire our Senior Secured Convertible Notes. If we are unable to execute these strategies, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. We are also engaged in discussions and negotiations with other parties regarding a variety of possible strategic transactions, including the possible sale of the Company or substantially all of its assets. One of those parties and the holders of the Senior Secured Convertible Notes have entered into an agreement (a “Note Purchase Agreement”) whereby such party has the right, subject to certain conditions and for a limited period of time, to acquire all of the Senior Secured Convertible Notes from the current holders at a significant discount from the $12.0 million principal balance of these notes. The Company is not a party to the Note Purchase Agreement.
     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
     We were unable to issue shares for the April 30, 2009 and January 31, 2009 interest payments because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. Accordingly, as of April 30, 2009, there was approximately $0.7 million of unpaid accrued interest due the holders of the Senior Secured Convertible Notes. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.

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
Other Key Operating Initiatives
     During May 2009, Zila and other experts on oral oncology and oral cancer diagnostics testified at a congressional hearing on innovative technology for Veterans. Legislators were urged to press the U.S. Department of Veterans Affairs to expand the use of ViziLite® Plus for Veterans, who are at a dramatically higher risk of oral cancer. In December 2007, the U.S. Department of Veterans Affairs awarded Zila a five-year contract to market ViziLite® Plus to 58 Veterans Administration dental clinics and 154 Department of Defense dental clinics; however, screens performed using our ViziLite® Plus product by these clinics have not been as numerous as expected since the time this contract was entered into. We believe ViziLite® Plus provides a significant opportunity for Veterans and the early detection of oral abnormalities that could lead to cancer. We believe there is also a significant opportunity for Zila should the clinics covered by the contract with the Department of Defense realize the benefits of ViziLite® Plus for Veterans who utilize these clinics and expand their screening with ViziLite® Plus.
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
     During October 2008, the U.K. Medicines and Healthcare products Regulatory Agency issued an indefinite renewal of the marketing authorization for OraTest®, our proprietary oral cancer diagnostic kit. Under the European Union’s (“EU”) mutual recognition process, we expect to receive renewal licenses for member states including Finland, Greece, Luxembourg, The Netherlands, Belgium, the U.K. and Portugal. We are seeking marketing partners in the seven EU countries. Adding OraTest® to our international product portfolio provides the opportunity to expand the potential market for our oral cancer screening and testing product franchise. The OraTest® diagnostic kit and ViziLite® Plus are complementary products with distinct indications, which will allow us to market to a more diverse group of healthcare professionals within the EU.
     During November 2008, Essex Dental Benefits began offering coverage for ViziLite® Plus examinations. Essex Dental Benefits joins the growing list of premiere and national insurance plans that provide coverage for ViziLite® Plus, which also includes Humana, United Healthcare, Cigna, Guardian, SafeGuard, Northeast Delta Dental and a number of regional plans and self-insured employers. With the addition of Essex Dental Benefits, approximately 25 million lives are part of dental plans that cover oral cancer screening; however, not all dental professionals in these plans have made ViziLite® Plus available to their patients. We are actively working with several large dental plans to co-promote ViziLite® Plus to their national contracted dentist networks. Additionally, there has been an increased focus by Zila sales staff on dentists contracted with dental plans that offer coverage for ViziLite® Plus.

Results of Operations
     The following table summarizes our results of operations and related statistical information for the three and nine months ended April 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended April 30,
		% of		% of	%
	2009	Revenue	2008	Revenue	Change

Net revenues	$8,467	100.0%	$11,245	100.0%	(24.7)%
Cost of products sold	3,459	40.9	4,438	39.5	(22.1)

Gross profit	5,008	59.1	6,807	60.5	(26.4)

Operating costs and expenses:
Marketing and selling	3,165	37.4	6,046	53.8	(47.7)
General and administrative	1,773	20.9	3,281	29.1	(46.0)
Research and development	90	1.1	247	2.2	(63.6)
Depreciation and amortization	308	3.6	952	8.5	(67.6)

Total operating costs and expenses	5,336	63.0	10,526	93.6	(49.3)

Loss from operations	(328)	(3.9)	(3,719)	(33.1)	(91.2)
Other expense — net	(1,121)	(13.2)	(758)	(6.7)	47.9

Loss from continuing operations before income taxes	(1,449)	(17.1)	(4,477)	(39.8)	(67.6)
Income tax benefit (expense)	(32)	(0.4)	34	0.3	(194.1)

Loss from continuing operations	$(1,481)	(17.5)%	$(4,443)	(39.5)%	(66.7)

	For the Nine Months Ended April 30,
		% of		% of	%
	2009	Revenue	2008	Revenue	Change

Net revenues	$26,620	100.0%	$33,176	100.0%	(19.8)%
Cost of products sold	11,006	41.3	13,264	40.0	(17.0)

Gross profit	15,614	58.7	19,912	60.0	(21.6)

Operating costs and expenses:
Marketing and selling	10,884	40.9	16,564	49.9	(34.3)
General and administrative	5,810	21.9	9,883	29.8	(41.2)
Impairment of goodwill and other intangible assets	23,193	87.1	—	—
Research and development	335	1.3	2,237	6.7	(85.0)
Depreciation and amortization	1,843	6.9	2,811	8.5	(34.4)

Total operating costs and expenses	42,065	158.0	31,495	94.9	33.6

Loss from operations	(26,451)	(99.4)	(11,583)	(34.9)	128.4
Other expense — net	(3,012)	(11.3)	(2,155)	(6.5)	39.8

Loss from continuing operations before income taxes	(29,463)	(110.7)	(13,738)	(41.4)	114.5
Income tax benefit (expense)	(45)	(0.1)	23	0.1	(295.7)

Loss from continuing operations	$(29,508)	(110.8)%	$(13,715)	(41.3)%	115.2

Net Revenues
     Net revenues were $8.5 million and $11.2 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $2.7 million or 24.7%. Net revenues were $26.6 million and $33.2 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $6.6 million or 19.8%. ViziLite® Plus net revenues decreased to $2.7 million and $8.5 million for the three and nine months ended April 30, 2009, a decrease of 25.5% and 13.1% from the same periods in the previous year, respectively. Also contributing to the decrease in net revenues were lower sales of our Rotadent® Professional Powered Brush and Pro-Select Platinum® ultrasonic scalers. Although we have recently been successful in increasing the utilization of ViziLite® Plus, expanding our international programs and driving increases in the number of insurance companies reimbursing for the ViziLite® Plus examination, the deepening of the global economic downturn and customer concern about our viability as an ongoing business have had a significant negative impact on our business. As discussed above, our business is sensitive to general economic conditions since our products are somewhat discretionary in nature.
Gross Profit
     Gross profit was $5.0 million and $6.8 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $1.8 million or 26.4%. Gross profit was $15.6 million and $19.9 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $4.3 million or 21.6%. Gross profit as a percentage of net revenues was 59.1% and 60.5% for the three months ended April 30, 2009 and 2008, respectively, and 58.7% and 60.0% for the nine months ended April 30, 2009 and 2008, respectively. Our gross profit margin for the three and nine months ended April 30, 2009 was negatively impacted by selective discounting programs that were implemented in the first half of fiscal 2009 in an effort to stimulate sales and counteract the revenue declines discussed above. At times in fiscal 2009, we have also experienced product cost increases as a result of decreased purchasing volumes and the resulting impact on discounts for products purchased.
Marketing and Selling Expense
     Marketing and selling expense was $3.2 million and $6.0 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $2.8 million or 47.7%. Marketing and selling expense was $10.9 million and $16.6 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $5.7 million or 34.3%. The decline in marketing and selling expense for the three and nine months ended April 30, 2009 resulted from the reduction in the level of commissions and bonuses paid to the sales force as a result of reduced sales levels, reduced sales force personnel as a result of a realignment of our sales territories to gain efficiencies and reductions in expenditures in non-direct selling related expenses. Additionally, we have continued the temporary reduction of our marketing expenditures in connection with our profit enhancement initiatives, which include reductions in expenditure levels for tradeshows, seminars and other marketing activities. Concerns about our financial viability have also contributed to increased turnover in our field sales force and other key staff areas and have led to a reduction in our marketing effectiveness and our reach to new and existing customers.
General and Administrative Expense
     General and administrative expense was $1.8 million and $3.3 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $1.5 million or 46.0%. General and administrative expense was $5.8 million and $9.9 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $4.1 million or 41.2%. The decrease in general and administrative expense primarily relates to profitability initiatives that were implemented during the second half of fiscal 2008 and the first part of fiscal 2009. These profitability initiatives included reducing personnel in our non-selling workforce by approximately 35% through the third quarter of fiscal 2009, the temporary reduction of the salaries of certain management employees, reducing certain other employee benefits and reducing, deferring or eliminating non-critical programs across the organization. Professional fees declined for the three and nine months ended April 30, 2009 as fees incurred in the prior-year for investment banking expenses to explore financing alternatives and Sarbanes Oxley compliance costs were lower in fiscal 2009, but were offset to some extent by increased professional fees associated with analysis of our impairment charge relative to goodwill and other intangible assets, which is described more fully below.

     General and administrative expense consists of the following for the three and nine months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Cash basis salaries and benefits	$696	$1,300	$2,176	$3,572
Audit, accounting and other professional fees	425	718	1,302	1,994
Investment banking fees and shareholder related expense	86	55	433	373
Legal and intellectual property related fees	147	253	477	905
Insurance	113	135	338	384
Non-cash stock-based compensation expense	65	344	246	1,200
Other general and administrative expense	241	476	838	1,455

Total general and administrative expense	$1,773	$3,281	$5,810	$9,883

Impairment of Goodwill and Other Intangible Assets
     We have historically assessed the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. As of the date of this filing, we have not made the quarterly interest payments due April 30, 2009 and January 31, 2009 on these notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such defaults, the note holders may, at any time, demand $8.0 million of note principal as a result of our defaults under these notes. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will be required to seek additional funding and restructure or retire our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to sell all or a portion of the Company or file for protection under Chapter 11 of the Federal Bankruptcy Code, which may lead to a liquidation of our business under Chapter 7 of the Federal Bankruptcy Code. Primarily as a result of these factors, we assessed goodwill for impairment on an interim basis during December of 2008.
     We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. As a result of the factors discussed above, we also assessed our other intangible assets for impairment during December 2008.
     We recognized an impairment charge of $23.2 million during December 2008 as a result of these impairment assessments. This impairment charge consists of $10.2 million for goodwill and $13.0 million for other intangible assets. The impairment charge is more fully described in Note 5 to the accompanying unaudited condensed consolidated financial statements, Goodwill and Other Intangible Assets, and in the Summary of Critical Accounting Policies and Estimates section of this MD&A.
Research and Development Expense
     Research and development expense was $0.1 million and $0.2 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $0.1 million or 63.6%. Research and development expense was $0.3 million and $2.2 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $1.9 million or 85.0%. In the first quarter of fiscal 2008, we closed enrollment in a clinical trial related to an oral cancer diagnostic drug and ceased expenditures for CMC and non-clinical aspects of the regulatory program. The curtailment of the regulatory program is the primary driver of the overall decrease in research and development expense.

Depreciation and Amortization Expense
     Depreciation and amortization expense was $0.3 million and $1.0 million for the three months ended April 30, 2009 and 2008, respectively, a decrease of $0.7 million or 67.6%. Depreciation and amortization expense was $1.8 million and $2.8 million for the nine months ended April 30, 2009 and 2008, respectively, a decrease of $1.0 million or 34.4%. Depreciation and amortization decreased in the three and nine months ended April 30, 2009 compared to the same period in prior years primarily as a result of the impairment charge for intangible assets recognized in December 2008, which is discussed elsewhere herein.
Other Expense — Net
     Other expense, net was $1.1 million and $0.8 million for the three months ended April 30, 2009 and 2008, respectively, and $3.0 million and $2.2 million for the nine months ended April 30, 2009 and 2008. Other expense primarily consists of interest expense, which is summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Senior secured convertible notes	$445	$240	$905	$701
Amortization of financing costs	218	97	670	293
Amortization of debt discounts	434	438	1,331	1,336
Capital leases and other	3	11	11	24

Total interest expense	$1,100	$786	$2,917	$2,354

     The increase in interest expense primarily relates to interest being accrued for the Senior Secured Convertible Notes at default rates following the quarterly interest payment due January 31, 2009, which along with the quarterly interest payment due April 30, 2009, have not been made as of the date of this filing. Also contributing to the increase in interest expense is increased amortization of financing costs, which relates to costs incurred in connection with amendments to our Senior Secured Convertible Notes during fiscal 2008.
Income Taxes
     Income tax expense or benefit for the three and nine months ended April 30, 2009 and 2008 was less than $0.1 million and primarily relates to state income taxes.
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
     To reduce operating losses, beginning in the second half of fiscal 2008, we took steps to reduce costs in non-direct sales force areas through workforce reductions, furloughs of certain personnel and discontinuing research and development projects, and have implemented profit enhancement initiatives. We also took steps to improve revenues and gross profit through the implementation of selective price increases and implementing initiatives to reduce our cost of goods. As a result of these steps, during the fourth quarter of fiscal 2008, we achieved positive cash flow from operations and achieved compliance with the Defined EBITDA covenant contained in our Senior Secured Convertible Notes, which is discussed in further detail elsewhere herein. Although these initiatives proved to be effective in our meeting the Defined EBITDA covenant contained in our Senior Secured Convertible Notes during the fourth quarter of fiscal 2008, some of these initiatives, such as reducing or deferring salaries, benefits and other operating costs, are not sustainable into future periods.
     During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. Concerns about our financial viability have also contributed to increased turnover in our field sales force and other key staff areas and have led to a reduction in our marketing effectiveness and our reach to new and existing customers. We would expect these factors to cause near term future operating results to be less favorable than our financial results for the fourth quarter of fiscal 2008 and those previously anticipated for fiscal 2009. To address the impact of this revenue decline, during fiscal 2009 we have (i) continued salary reductions for a number of management personnel; (ii) eliminated additional personnel, including an approximately 15% reduction of our field sales force as a result of the realignment of our sales territories; (iii) eliminated the employee stock purchase plan and its associated costs; (iv) furloughed certain manufacturing production personnel; (v) reduced the number of seminar programs and streamlined the cost structure of these programs; and (vi) reduced tradeshow expenditures. Excluding the effect of the $23.2 million non-cash impairment charge for goodwill and other intangible assets recognized during December 2008, these actions significantly narrowed our operating loss over the same periods in the prior year. The impairment loss is more fully described in Note 5 to the accompanying unaudited condensed consolidated financial statements, Goodwill and Other Intangible Assets. To address the impact of the economic downturn on our revenues, we continue to identify cost-reduction and working capital initiatives to reduce the impact on future cash flows from operations and results of operations.
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed previously planned levels. As of April 30, 2009, we had approximately $3.1 million of cash and cash equivalents, compared to $2.5 million, $3.2 million and $4.5 million at January 31, 2009, October 31, 2008 and July 31, 2008, respectively. As a result of the reclassification of the Senior Secured Convertible Notes to a current liability, as of April 30, 2009 and January 31, 2009, we had working capital deficits of $5.3 million and $4.3 million, respectively, compared to positive working capital of $5.7 million and $6.6 million at October 31, 2008 and July 31, 2008, respectively. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funding and need to restructure or retire our Senior Secured Convertible Notes. If we are unable to execute these strategies, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.

     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. We are also engaged in discussions and negotiations with other parties regarding a variety of possible strategic transactions, including the possible sale of the Company or substantially all of its assets. One of those parties and the holders of the Senior Secured Convertible Notes have entered into a Note Purchase Agreement whereby such party has the right, subject to certain conditions and for a limited period of time, to acquire all of the Senior Secured Convertible Notes from the current holders at a significant discount from the $12.0 million principal balance of these notes. The Company is not a party to the Note Purchase Agreement.
     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
     We were unable to issue shares for the April 30, 2009 and January 31, 2009 interest payments because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. Accordingly, as of April 30, 2009, there was approximately $0.7 million of unpaid accrued interest due the holders of the Senior Secured Convertible Notes. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
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
Selected Cash Flow and Working Capital Information
     Selected cash flow and working capital information is summarized as follows (dollars in thousands):

	Nine Months Ended April 30,
	2009	2008

Net cash used in operating activities	$(640)	$(8,762)
Net cash used in investing activities	(511)	(930)
Net cash used in financing activities	(247)	(1,627)

	April 30,	July 31,
	2009	2008

Cash and cash equivalents	$3,064	$4,462
Working capital	(5,254)	6,558
Current ratio	0.7	1.8

     As of April 30, 2009, our primary sources of liquidity included cash and cash equivalents of $3.1 million compared to $4.5 million as of July 31, 2008. Our working capital was negative $5.3 million as of April 30, 2009 compared to $6.6 million as of July 31, 2008. The decrease in working capital primarily relates to our decreased cash and receivable balances and the reclassification of our Senior Secured Convertible Notes to current liabilities, offset by a decline in accounts payable and other accrued expenses. Our current ratio declined to 0.7 as of April 30, 2009 from 1.8 as of July 31, 2008 due primarily to the reclassification of our Senior Secured Convertible Notes and the decline in cash and cash equivalents.
Cash Flows from Operating Activities
     Cash used in operating activities was $0.6 million and $8.8 million for the nine months ended April 30, 2009 and 2008, respectively. The improvement in cash used in operating activities relates to the recent profit enhancement initiatives undertaken and the curtailment of activity and spending related to the oral cancer diagnostic drug program. Also contributing to the lower amount of cash used in operating activities was an increase in cash provided by changes in working capital, which was $0.9 million for the nine months ended April 30, 2009 compared to cash used of $1.4 million for the nine months ended April 30, 2008. Working capital changes for the nine months ended April 30, 2009 primarily relate to a decline in accounts receivable balances of $1.1 million, which in part relates to our decline in revenue from the levels experienced in the fourth quarter of fiscal 2008 compared to the first half of fiscal 2009, offset by a decline in accounts payable and accrued liabilities of $1.4 million for payments made on these balances. During the first nine months of fiscal 2009, our accounts payable and accrued liabilities have declined as a result of lower expense levels coupled with the tightening of payment terms from our vendors. Our inventories have also decreased during the first nine months of fiscal 2009 as a result of strategic initiatives to reduce and better manage our inventory levels.
Cash Flows from Investing Activities
     Cash used in investing activities was $0.5 million and $0.9 million for the nine months ended April 30, 2009 and 2008, respectively, and consists primarily of disbursements for additional property and equipment and development of intangible assets.
Cash Flows from Financing Activities
     Cash used in financing activities was $0.2 million and $1.6 million for the nine months ended April 30, 2009 and 2008, respectively. During the first nine months of fiscal 2008, we paid $1.4 million for the repurchase of common stock and warrants in connection with an amendment to our Senior Secured Convertible Notes.
Senior Secured Convertible Notes
     Our Senior Secured Convertible Notes were originally entered into in November 2006 as part of a private placement offering. The Senior Secured Convertible Notes are in the aggregate principal amount of $12.0 million, are due July 31, 2010 and bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. The Senior Secured Convertible Notes are convertible into shares of our common stock at a conversion price of $15.40 per share at the option of the holders of such notes. In addition, the Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to: (i) maintain a minimum cash and cash equivalents balance of $1.0 million at the end of each fiscal quarter and (ii) achieve a required EBITDA level, as defined in the Senior Secured Convertible Notes (“Defined EBITDA”), of at least $1.00 for any one fiscal quarter on or prior to our quarter ending July 31, 2009. The Defined EBITDA covenant was satisfied during the fourth quarter of fiscal 2008. The Senior Secured Convertible Notes are secured by certain of our existing and future property.
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

     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless. We anticipate we will need to refinance our Senior Secured Convertible Notes by their due date of July 31, 2010. Should we refinance the Senior Secured Convertible Notes before their scheduled maturity, we may incur an additional non-cash interest charge relative to our unamortized debt issue costs and debt discounts. As of April 30, 2009, there were $1.1 million of unamortized debt issue costs and $2.2 million of debt discounts relative to the Senior Secured Convertible Notes.
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
Convertible Preferred Stock
     During February 2001, we issued 100,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) as part of an acquisition, all of which were outstanding as of April 30, 2009 and July 31, 2008. The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at a rate of $0.0975 per share per fiscal quarter, payable in arrears, which represents an aggregate annual dividend of $39,000. As of April 30, 2009 and July 31, 2008, accumulated accrued dividends were less than $0.1 million. The Preferred Stock can be redeemed at our option if our common stock maintains a closing price on each trading day equal to or greater than $9.00 per share for any ten trading day period. The redemption price shall be the average bid closing price of our common stock for the five trading days immediately proceeding the date we give notice. The Preferred Stock is convertible at the option of the holder at any time on or before December 31, 2010 into our common stock at the ratio of one-to-one. On December 31, 2010, all of the remaining Preferred Stock will be converted into our common stock at a ratio of one-to-one. Holders of the Preferred Stock have no voting rights except as required by applicable law and have a liquidation preference of $0.65 million. The shares of Preferred Stock were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933. There is no established public trading market for the Preferred Stock.
Off-Balance Sheet Financing Arrangements
     We do not have any off-balance sheet financing arrangements.

Summary of Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The preparation of the financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; and (viii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we manufacture and/or sell our products.
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
Goodwill, Intangibles and Other Long-Lived Assets
     We have made acquisitions of products and businesses that include goodwill, license agreements, patents and trademarks, product rights and other intangible and long-lived assets. We have historically assessed the impairment of goodwill annually in our fourth fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and its impact on discretionary spending on our products. Our revenues have also been affected as a result of customer concern about our viability as an ongoing business. We would expect these factors to cause near term future operating results to be less favorable than previously anticipated for fiscal 2009. We also experienced a decline in our stock price and a corresponding decline in our market capitalization and enterprise value throughout fiscal 2009. Finally, as of December 2008, we anticipated we would fail to make the interest payment due January 31, 2009 on our Senior Secured Convertible Notes, which is an event of default under such notes. As of the date of this filing, we have not made the quarterly interest payments due April 30, 2009 and January 31, 2009 on these notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such defaults, the note holders may, at any time, demand $8.0 million of note principal as a result of our defaults under these notes. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will be required to seek additional funding and restructure or retire our Senior Secured Convertible Notes. If we are unable to do so, we will likely be forced to sell all or a portion of the Company or file for protection under Chapter 11 of the Federal Bankruptcy Code, which may lead to a liquidation of our business under Chapter 7 of the Federal Bankruptcy Code. Primarily as a result of these factors, we assessed goodwill for impairment on an interim basis during December of 2008. The assessment is performed using the two-step process prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. For fiscal 2008, the first step of our annual goodwill impairment test reflected fair value that was in excess of the carrying value. Accordingly, we did not perform the second step of this test during fiscal 2008. The December 2008 impairment test resulted in an impairment of the entire balance of goodwill, or $10.2 million.

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
     We assess impairment of other intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. Such events or circumstances might include a significant decline in market share and/or significant negative industry or economic trends, a significant decline in profits and/or significant underperformance relative to expected historical or projected operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, rapid changes in technology, significant litigation or other items. As a result of the factors discussed above, we assessed our other intangible assets for impairment during December 2008. In evaluating the recoverability of intangibles and other long-lived assets, our policy is to first compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. If the carrying amount exceeds the undiscounted future operating cash flows, an impairment charge is recognized for the excess of the carrying amount of the asset over its fair value. We calculate fair value of trademark and know-how intangible assets by using a relief from royalty method. The relief from royalty method is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. Under this method, value is estimated by discounting the hypothetical royalty payments to their present value over the economic life of the asset. We calculate fair value of our customer relationships by using the excess earnings method. The excess earnings method estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Growth rates of net sales and average cost of capital used for discounting cash flows are consistent with those utilized in the December 2008 interim goodwill test. We recognized an impairment charge of approximately $13.0 million relative to these intangible assets, which was primary driven by lower levels of projected cash flows, an increase in the average cost of capital and lower estimated royalty rates of our products relative to other products in the market. This impairment charge consists of $6.1 million for purchased technology, $3.9 million for trademarks, $1.4 million for patents, $0.6 million for licensing costs and $1.0 million for customer relationships and other intangible assets. If we have future changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be further impaired, which would result in additional charges to earnings.
     The impairment charge for goodwill and other intangible assets was recognized as of December 31, 2008 and is stated separately on the accompanying Unaudited Condensed Consolidated Statements of Operations under the caption “Impairment of goodwill and other intangible assets.”

Recently Issued Accounting Pronouncements and Adopted Accounting
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

Level one	—	Quoted market prices in active markets for identical assets or liabilities;

Level two	—	Inputs other than Level one inputs that are either directly or indirectly observable; and

Level three	—	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
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
     Other than our notes payable, the fair value of financial instruments approximates their carrying value at April 30, 2009. These financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses. We do not believe it is currently practicable to estimate the fair value of the Senior Secured Convertible Notes as there is no active market for such notes and there are a limited number of investors in the notes. The carrying amount of other borrowings is estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for borrowings of similar term and remaining maturity.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us was the fiscal quarter beginning February 1, 2009. The adoption of SFAS 160 did not have a material effect on our financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us was our third quarter of our fiscal year 2009 ending April 30, 2009. The adoption of SFAS 161 did not have a material effect on our financial position or results of operations.

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
     In May 2008, the FASB issued FSP Accounting Principles Board No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion (including partial cash settlement) to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning August 1, 2009, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact FSP APB 14-1 will have on our financial position or results of operations.
     In June 2008, the FASB ratified Emerging Issued Task Force (“EITF”) Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which being the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features), such as warrants to purchase our stock, are considered indexed to our stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for us will be our fiscal year beginning August 1, 2009. Upon adoption, a cumulative effect adjustment may be recorded based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Early adoption is not permitted for reporting entities that have previously established a different accounting policy (prior to the adoption of EITF 07-5) for determining whether an instrument is indexed to an entity’s own stock.
     As of April 30, 2009, we have 1,212,995 warrants outstanding that may no longer be afforded equity treatment upon our adoption of EITF 07-5 on August 1, 2009. These warrants have an exercise price of $14.63, expire in November and December 2011 and have exercise price reset features. The aggregate fair value of these warrants, based on the Black-Scholes option pricing model, was less than $0.1 million as of April 30, 2009. We are currently evaluating the impact EITF 07-5 will have on our financial position or results of operations.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are effective.
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
     The quarterly interest payments due January 31, 2009 and April 30, 2009 on the Senior Secured Convertible Notes have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.

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
     During fiscal 2009, our revenues have been negatively impacted as a result of the severity of the global economic downturn and customer concern about our viability as an ongoing business. We have historically sustained recurring losses and negative cash flows from operations as we changed our strategic direction to focus on the growth and development of ViziLite® Plus and our periodontal product lines. Our liquidity needs have typically arisen from the funding of our research and development program and the launch of our new products, such as ViziLite® Plus, working capital and debt service requirements, and strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, the sale of non-core assets and proceeds from certain private placements of our securities.
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
     While we have continued to execute a number of cost reduction strategies, the decline in our revenues has caused our cash utilization to exceed previously planned levels. As of April 30, 2009, we had approximately $3.1 million of cash and cash equivalents, compared to $2.5 million, $3.2 million and $4.5 million at January 31, 2009, October 31, 2008 and July 31, 2008, respectively. As a result of the reclassification of the Senior Secured Convertible Notes to a current liability, as of April 30, 2009 and January 31, 2009, we had working capital deficits of $5.3 million and $4.3 million, respectively, compared to positive working capital of $5.7 million and $6.6 million at October 31, 2008 and July 31, 2008, respectively. In order to continue as a going concern and fund our current level of operations over the next twelve months, we will require additional funding and need to restructure or retire our Senior Secured Convertible Notes. If we are unable to execute these strategies, we will likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code. We have retained financial and legal advisors to assist us in our numerous continuing efforts to restructure our Senior Secured Convertible Notes, raise capital and explore possible strategic opportunities.
     Our efforts to seek additional funding have included discussions with numerous potential financial and strategic investors as well as with the holders of the Senior Secured Convertible Notes. All potential investors with whom we have had discussions required, as a condition of their investment, that the Senior Secured Convertible Notes be repaid from the funds provided by the investor(s) and that this repayment be at a substantial discount from the $12.0 million principal outstanding to reflect the current market value of those notes. We are also engaged in discussions and negotiations with other parties regarding a variety of possible strategic transactions, including the possible sale of the Company or substantially all of its assets. One of those parties and the holders of the Senior Secured Convertible Notes have entered into a Note Purchase Agreement whereby such party has the right, subject to certain conditions and for a limited period of time, to acquire all of the Senior Secured Convertible Notes from the current holders at a significant discount from the $12.0 million principal balance of these notes. The Company is not a party to the Note Purchase Agreement.

     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
     We were unable to issue shares for the April 30, 2009 and January 31, 2009 interest payments because, due to our share price at such time, the number of shares to be issued would have required shareholder approval under applicable NASDAQ rules. Accordingly, as of April 30, 2009, there was approximately $0.7 million of unpaid accrued interest due the holders of the Senior Secured Convertible Notes. In addition, given our current level of cash and cash equivalents, the impact of the global economic downturn on our business and customer concern about our viability as an ongoing business, it is uncertain whether we will have sufficient cash available to pay our future quarterly interest payments due under the Senior Secured Convertible Notes.
     As a result of the foregoing, there is substantial doubt about our ability to continue as a going concern. Accordingly, realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern. If we would be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, our common stock would likely become worthless.
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
     Our Senior Secured Convertible Notes contain comprehensive covenants that restrict the way in which we can operate, and contain financial covenants that require us to, among other things, maintain, at the end of each fiscal quarter, cash and cash equivalents in an amount not less than $1.0 million. As of April 30, 2009, we were in compliance with this covenant and had approximately $3.1 million in cash and cash equivalents. We had cash and cash equivalents of approximately $2.5 million, $3.2 million, $4.5 million, $3.5 million, $5.9 million and $8.7 million as of January 31, 2009, October 31, 2008, July 31, 2008, April 30, 2008, January 31, 2008 and October 31, 2007, respectively. If, as a result of recent economic conditions or other reasons, we are unable to achieve our currently projected sales, we may be unable to remain in compliance with this covenant. We may also be required to use cash for working capital purposes should we experience delays in collecting receivables from our customers, which would increase the number of days our sales are outstanding. Cash flows would also be negatively affected through the tightening of payment terms from our vendors and our inability to match our inventory levels with increased or decreased sales levels. Deterioration in one or all of these factors given our current level of cash and cash equivalents could have significant adverse consequences in maintaining compliance with this covenant.

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
     We are in compliance with the terms of the Senior Secured Convertible Notes, except for the quarterly interest payments due April 30, 2009 and January 31, 2009, which have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Upon an event of default, the Senior Secured Convertible Notes bear interest at a default rate of 15.0% per annum. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code, which would likely result in our common stock becoming worthless.
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
     If any of our major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity adversely affecting user confidence or pressure from competing products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. Additionally, we are reliant on third party manufacturers and single suppliers for our ViziLite® Plus product, and any supply problems resulting from regulatory issues applicable to such parties or failures to comply with the FDA’s Current Good Manufacturing Practices standards could have a material adverse impact on our financial condition.
     Our future growth is dependent on the growth of the ViziLite® Plus product and new product developments and/or acquisitions. New product initiatives may not be successfully implemented because of many factors, including, but not limited to, difficulty in assimilation, development costs and diversion of management time. There can be no assurance that we will successfully develop and integrate new products into our business that will result in growth and a positive impact on our business, financial condition and results of operation.

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
     The FDA, Occupational Safety and Health Administration and other regulatory agencies periodically inspect our manufacturing facilities and certain facilities of our suppliers. In the past, such inspections resulted in the identification of certain minor deficiencies in the standards we are required to maintain by such regulatory agencies. We developed and implemented action plans to remedy the deficiencies; however, there can be no assurance that such deficiencies will be remedied to the satisfaction of the applicable regulatory body. In the event that we are unable to remedy such deficiencies, our product supply could be affected as a result of plant shutdown, product recall or other similar regulatory actions, which would likely have an adverse affect on our business, financial condition, and results of operation.

Trends, Risks and Uncertainties Related to Our Capital Stock
The Private Placements and other financing arrangements or corporate events could significantly dilute existing ownership.
     The Senior Secured Convertible Notes bear interest, payable quarterly, at 7.0% per annum, but at our option, interest payments can be made at an 8.0% annual rate in shares of our common stock at a price equal to 90.0% of the average closing bid price of such common stock for the ten trading days immediately prior to the relevant interest payment date. We paid interest in kind with shares of our common stock in the second, third and fourth quarters of fiscal 2008 and in the first quarter of fiscal 2009, which resulted in the issuance of an additional 788,653 shares of our common stock. As discussed above, as of the date of this filing, we have not made the quarterly interest payments due April 30, 2009 and January 31, 2009 on the Senior Secured Convertible Notes.
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
     Subject to the rules and regulations promulgated by NASDAQ and the SEC, our Board of Directors could authorize the sale and issuance of additional shares of common stock, which would have the effect of diluting the ownership interests of our stockholders. In addition, our Board of Directors has the authority, without any further vote by our stockholders, to issue up to 2,500,000 shares of Preferred Stock in one or more series and to determine the designations, powers, preferences and relative, participating, optional or other rights thereof, including without limitation, the dividend rate (and whether dividends are cumulative), conversion rights, voting rights, rights and terms of redemption, redemption price and liquidation preference. On February 1, 2001, we issued 100,000 shares of our Series B Convertible Preferred Stock in connection with an acquisition. As of April 30, 2009 and the date of this filing, all of these shares remained outstanding. If the Board of Directors authorizes the issuance of additional shares of Preferred Stock, such an issuance could have the effect of diluting the ownership interests of our common stockholders.
Failure to maintain NASDAQ Marketplace Rules could materially and adversely affect our business.
     NASDAQ Marketplace Rule 4450(a)(5) requires us to maintain a closing bid price for our common stock of at least $1.00. On April 30, 2009 and as of the date of this filing, the closing bid price was less than $1.00. NASDAQ has suspended the enforcement of this rule through July 20, 2009. If, for 30 consecutive business days beginning July 20, 2009, the bid price of our common stock closes below $1.00 per share, NASDAQ will notify us of the non-compliance. In accordance with NASDAQ Marketplace Rule 4450(e)(2), we would be provided 180 calendar days to regain compliance. If we do not regain compliance during that period our stock may be delisted. In the event that our common stock is delisted from the NASDAQ Capital Market, our common stock would become significantly less liquid, which would adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     The quarterly interest payments due April 30, 2009 and January 31, 2009 on the Senior Secured Convertible Notes have not been made as of the date of this filing. The failures to make these payments are events of default under our Senior Secured Convertible Notes. Although we have not received a notice of default or acceleration from the note holders as of the date of this filing, which is required prior to any of the principal amount becoming due and payable as a result of such default, we have reclassified the Senior Secured Convertible Notes to current liabilities. Pursuant to the Note Purchase Agreement, the holders of the Senior Secured Convertible Notes have agreed not to exercise their remedies under such notes unless and until the Note Purchase Agreement is terminated. However, there can be no assurance that the current or future note holders will not accelerate amounts due under the Senior Secured Convertible Notes and proceed against their collateral. In the event of acceleration, we would likely be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or liquidate the Company under Chapter 7 of the Federal Bankruptcy Code. Also, upon an event of default, the Senior Secured Convertible Notes begin accruing interest at the default rate of 15%. As of April 30, 2009, there was approximately $0.7 million of unpaid accrued interest due the holders of the Senior Secured Convertible Notes. As of the date of this filing, the holders of the Senior Secured Convertible Notes may, at any time, demand $8.0 million as a result of the defaults discussed above.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     On April 2, 2008, the Board of Directors of the Corporation approved a salary reduction program pursuant to which certain officers’ annual base salaries were reduced by 10%. On June 16, 2008, the Corporation’s management voluntarily agreed to further reduce their annual base salaries (which reductions have since been restored). On June 5, 2009, the Corporation reinstated the officers’ salaries to the amounts in effect prior to the April 2, 2008 reduction as set forth below:

		Base Salary	Base Salary
Name	Position	(Current)	(Reinstated)

David R. Bethune	Chairman and Chief Executive Officer	$315,000	$350,000
Gary V. Klinefelter	Vice President, General Counsel and Secretary	216,000	240,000
Diane E. Klein	Vice President of Finance and Treasurer	166,500	185,000
     The salary changes described above became effective with the pay period that ended on June 5, 2009.
     The following officers of the Corporation have entered into letter agreements with the Corporation (collectively, the “Employment Letters”) setting forth certain terms and conditions of their employment:

Name	Date of Employment Letter

David R. Bethune	May 9, 2008
Gary V. Klinefelter	March 30, 2007
Diane E. Klein	March 30, 2007
     The Employment Letters provide that such officers are entitled to certain severance benefits if they are terminated by the Corporation, including in connection with a change of control of the Corporation. One June 9, 2009, the Corporation and each of the above officers executed Amendment Agreements to the Employment Letters (collectively, the “Amendment Agreements”) to provide that such officers will also be entitled to the severance benefits prescribed by their respective Employment Letters if they terminate their employment with the Corporation for “Good Reason” (defined as a material diminution in base salary or job responsibilities, a breach of the Employment Letter by the Corporation or a material change in the location at which they perform services).
     In addition, Mr. Bethune’s Employment Letter provided that the term of such Employment Letter will end on the earlier of his departure from the Board of Directors or October 31, 2009. The Amendment Agreement to Mr. Bethune’s Employment Letter removes the termination provision (eliminating any specified term associated with Mr. Bethune’s employment as Chairman and Chief Executive Officer of the Corporation, consistent with the terms of the other Employment Letters).
     Copies of the Amendment Agreements are filed as Exhibits 10.1, 10.2 and 10.3 and their contents are incorporated herein by this reference.
Item 6. Exhibits.

Exhibit
Number	Description

10.1	Amendment Agreement with David R. Bethune dated June 8, 2009

10.2	Amendment Agreement with Gary V. Klinefelter dated June 8, 2009

10.3	Amendment Agreement with Diane E. Klein dated June 8, 2009

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2009	Zila, Inc.
	By:	/s/ DAVID R. BETHUNE
David R. Bethune
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DIANE E. KLEIN
Diane E. Klein
Vice President — Finance and Treasurer (Principal Financial Officer)

Exhibit
Number	Description

10.1	Amendment Agreement with David R. Bethune dated June 9, 2009

10.2	Amendment Agreement with Gary V. Klinefelter dated June 9, 2009

10.3	Amendment Agreement with Diane E. Klein dated June 9, 2009

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer